Form 10-Q
period 1995-03-31
VICON INDUSTRIES INC /NY/
filed 1995-05-10
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.   20549

                                     FORM 10-Q

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934



For Quarter Ended   March 31, 1995         Commission File No. 1-7939
                  ---------------------                       -------------


                        VICON INDUSTRIES, INC.
- ---------------------------------------------------------------------------
   (Exact name of registrant as specified in its charter)


          NEW YORK STATE                                   11-2160665
- ---------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        identification No.)

        525 Broad Hollow Road, Melville, New York               11747
- ---------------------------------------------------------------------------
        (Address of principal executive offices)               (Zip Code)

 Registrant's telephone number, including area code:  (516) 293-2200
                                                      ---------------------

- ---------------------------------------------------------------------------
(Former name, address, and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                    Yes    X             No
                        -------             --------


At March 31, 1994, the registrant had outstanding 2,762,828 shares of Common Stock, $.01 par value.





                     PART I - FINANCIAL INFORMATION
                     ------------------------------

                VICON INDUSTRIES, INC. AND SUBSIDIARIES
                ---------------------------------------

           (CONDENSED) CONSOLIDATED STATEMENTS OF OPERATIONS
           ------------------------------------------------

                            (UNAUDITED)
                                          Three Months Ended
                                          ------------------

                                      3/31/95            3/31/94
                                      -------            -------
Net sales.......................    $10,952,150       $12,326,473
Costs and expenses:
  Cost of goods sold............      8,601,648         9,632,776
  Selling, general & admin.
    expenses....................      2,451,930         2,473,548
  Interest expense..............        253,974           167,627
  Unrealized foreign
    exchange loss...............         95,667             6,620
                                    -----------       -----------
     Total costs and expenses...     11,403,219        12,280,571
                                    -----------       -----------

Income (loss) before
    income taxes................       (451,069)           45,902

Provision for
    income taxes................         16,000            12,000
                                    -----------       -----------
Net income (loss)...............    $  (467,069)      $    33,902
                                    ===========       ===========


Net income (loss) per share              $ (.17)           $ .01
                                         ======            =====

Shares outstanding                    2,762,828         2,762,828

See Notes to (Condensed) Consolidated Financial Statements.




                     PART I - FINANCIAL INFORMATION
                     ------------------------------

                VICON INDUSTRIES, INC. AND SUBSIDIARIES
                ---------------------------------------

           (CONDENSED) CONSOLIDATED STATEMENTS OF OPERATIONS
           ------------------------------------------------

                            (UNAUDITED)
                                          Six Months Ended
                                          ------------------

                                      3/31/95            3/31/94
                                      -------            -------
Net sales.......................    $22,779,679       $23,943,108
Costs and expenses:
  Cost of goods sold............     17,731,056        18,720,347
  Selling, general & admin.
    expenses....................      4,830,051         4,970,434
  Interest expense..............        533,583           321,933
  Unrealized foreign
    exchange loss (gain)........         95,667           (23,041)
                                    -----------       -----------
     Total costs and expenses...     23,190,357        23,989,673
                                    -----------       -----------

Income (loss) before
    income taxes................       (410,678)          (46,565)

Provision for
    income taxes................         40,000            12,000
                                    -----------       -----------
Net income (loss)...............    $  (450,678)      $   (58,565)
                                    ===========       ===========


Net income (loss) per share            $ (.16)           $ (.02)
                                       ======            ======

Shares outstanding                    2,762,828         2,762,828

See Notes to (Condensed) Consolidated Financial Statements.



                VICON INDUSTRIES, INC. AND SUBSIDIARIES
                (CONDENSED) CONSOLIDATED BALANCE SHEETS
                ---------------------------------------
                             (UNAUDITED)

                                         3/31/95         9/30/94
                                         -------         -------
ASSETS
- ------
CURRENT ASSETS
- --------------

Cash.................................  $   747,182    $   910,400
Accounts receivable (less allowance
  of $384,000 at March 31, 1995 and
  $309,000 at September 30, 1994)....    7,908,275      9,733,383
Other receivables....................      264,927        301,548
Inventories:
  Parts, components, and materials...    2,252,585      2,458,840
  Work-in-process....................    1,446,127      1,267,344
  Finished products..................    8,565,243      9,739,832
                                       -----------    -----------
                                        12,263,955     13,466,016
Prepaid expenses.....................      403,329        322,953
                                       -----------    -----------
TOTAL CURRENT ASSETS.................   21,587,668     24,734,300
- --------------------
Property, plant and equipment........   12,896,032     12,476,239
Less:  accumulated depreciation......   (9,612,241)    (9,296,420)
                                       -----------    -----------
                                         3,283,791      3,179,819
Other assets.........................      938,099        943,107
                                       -----------    -----------

TOTAL ASSETS.........................  $25,809,558    $28,857,226
                                       ===========    ===========

                VICON INDUSTRIES, INC. AND SUBSIDIARIES
                (CONDENSED) CONSOLIDATED BALANCE SHEETS
                ---------------------------------------
                             (UNAUDITED)



                                         3/31/95        9/30/94
                                         -------        -------
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES
- -------------------
Borrowings under revolving credit
  agreement..........................  $   499,711    $   936,466
Current maturities of long-term debt.    4,166,893      1,260,158
Accounts payable:
  Related party......................    5,040,161      5,711,951
  Other..............................    1,357,753      1,812,756
Accrued wages and expenses...........    1,407,865      1,289,511
Income taxes payable.................       70,300         32,270
Deferred gain on sale and leaseback..      332,100        332,100
                                       -----------    -----------
TOTAL CURRENT LIABILITIES               12,874,783     11,375,212
- -------------------------
Long-term debt:
  Related party......................    2,021,401      2,332,632
  Other..............................      137,789      3,726,270
Deferred gain on sale and leaseback..      600,043        766,093
Other long-term liabilities..........      576,713        614,487

SHAREHOLDERS' EQUITY
- --------------------
Common stock, par value $.01.........       27,882         27,882
Capital in excess of par value.......    9,396,890      9,396,890
Earnings retained in the business....      312,578        763,256
                                       -----------    -----------
                                         9,737,350     10,188,028
Less Treasury stock 25,400 shares,
  at cost............................      (82,901)       (82,901)
Foreign currency translation
  adjustment.........................      (55,620)       (62,595)
                                       -----------    -----------
TOTAL SHAREHOLDERS' EQUITY               9,598,829     10,042,532
- --------------------------             -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY............................   $25,809,558    $28,857,226
                                       ===========    ===========

See Notes to (Condensed) Consolidated Financial Statements

                VICON INDUSTRIES, INC. AND SUBSIDIARIES
            (CONDENSED) CONSOLIDATED STATEMENTS OF CASH FLOWS
            -------------------------------------------------
                           (UNAUDITED)
                                                     Six Months Ended
                                                     ----------------
                                                   3/31/95        3/31/94
                                                   -------        -------
 Cash flows from operating activities:
  Net loss..................................     $  (450,678)    $  (58,565)
  Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization...........         305,325        360,422
    Amortization of deferred gain on
      sale and leaseback....................        (166,050)      (166,050)
    Unrealized foreign exchange (gain) loss.          95,667        (23,041)
Change in assets and liabilities:
  Accounts receivable.......................       1,873,040       (432,483)
  Other receivables.........................          36,621        203,937
  Inventories...............................       1,247,311     (1,557,535)
  Prepaid expenses..........................         (78,185)      (123,488)
  Other assets..............................           5,008       (197,268)
  Accounts payable..........................      (1,132,578)      (239,642)
  Accrued wages and expenses................         109,274       (145,641)
  Income taxes payable......................          36,445          7,925
  Other liabilities.........................         (37,774)        (9,046)
                                                 -----------    -----------
   Total adjustments........................       2,294,104     (2,321,910)
                                                 -----------    -----------
     Net cash provided by (used in)
        operating activities................       1,843,426     (2,380,475)
                                                 -----------    -----------
Cash flows from investing activities:
  Capital expenditures, net of minor
    disposals...............................        (372,237)      (262,686)
                                                 -----------    -----------
Net cash used in investing activities.......        (372,237)      (262,686)
                                                 -----------    -----------
Cash flows from financing activities:
  Increase in UK bank and other borrowings...          -            765,832
  Issuance of promissory note to
    related party............................          -          2,000,000
  Repayments of revolving credit
    borrowings and other debt................     (1,639,874)      (933,890)
                                                 -----------    -----------
Net cash (used in) provided by financing
  activities.................................     (1,639,874)     1,831,942
Effect of exchange rate changes on cash......          5,467         80,216
                                                 -----------    -----------
Net decrease in cash.........................       (163,218)      (731,003)
Cash at beginning of year....................        910,400      1,039,113
                                                 -----------    -----------
Cash at end of period........................    $   747,182    $   308,110
                                                 ===========    ===========

See Notes to (Condensed) Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

NOTES TO (CONDENSED) CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- ---------------------------------------------------------------------------

March 31, 1995
- --------------

Note 1:  Basis of Presentation
- ------------------------------

The accompanying unaudited (condensed) consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1994.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS
                -----------------------------------

Financial Condition and Changes Thereto
at March 31, 1995 and September 30, 1994
- ----------------------------------------

Working capital declined by approximately $4.6 million to $8.7 million at March 31, 1995. The decline in working capital resulted from the current classification of $3.4 million of borrowings under the U.S. revolving credit agreement which expires in October 1995 and the repayment of $1.1 million of borrowings under such agreement.

Accounts receivable decreased approximately $1.8 million to $7.9 million at March 31, 1995. The decline was principally the result of lower sales. Inventories decreased $1.2 million to $12.3 million at March 31, 1995. Inventories declined throughout the period as the Company sold certain products which had high inventory levels at September 30, 1994.

Accounts payable to a related party and other decreased approximately $1.1 million to $6.4 million at March 31, 1995, as cash generated from the lower inventory levels was used to reduce these obligations.

The Company maintains a line of credit of 700,000 pounds sterling (approximately $1,050,000) in the U.K. to support local operating cash requirements. Borrowings under this line decreased approximately $437,000 to $500,000 at March 31, 1995 as Vicon's U.K. subsidiary inventory levels declined during the quarter.

As a result of the loss in the current quarter, the Company is not in compliance with a financial covenant of its revolving credit agreement. The Company has requested a waiver from the banks. The Company is in the process of seeking financing with alternative lenders.

Results of Operations
- ---------------------

Three Months Ended March 31, 1995 compared with March 31, 1994
- --------------------------------------------------------------

Net sales for the quarter ended March 31, 1995 were $11.0 million compared with $12.3 million in the corresponding quarter last year. This decrease of 11.1% was due to lower sales in the United States. The backlog of orders was $1.6 million at March 31, 1995 compared with $2.6 million at December 31, 1994.

Gross profit margins for the current quarter were 21.5% compared with 21.9% in the corresponding quarter one year ago. The margin decline was due to the unfavorable impact of lower sales in relation to fixed production costs.

Operating expenses for the current quarter were comparable to last year at $2.5 million. Interest expense increased by $86,000 to $254,000 for the current year quarter as a result of higher interest rates.

In recent months, the Japanese yen appreciated significantly versus the U.S. dollar resulting in a foreign exchange loss of $96,000 from the revaluation of a yen denominated mortgage obligation.

The increase in the pretax loss of $497,000 was due to reduced sales, higher interest costs and increased foreign currency losses.


Six Months Ended March 31, 1995 compared with March 31, 1994
- ------------------------------------------------------------

Net sales for the six months ended March 31,1995 were $22.8 million, a decrease of 4.9% compared with $23.9 million for the comparable period last fiscal year. The shortfall for the last year was due to lower sales in the U.S. offset in part by higher sales in international markets.

The gross margin was 22.2% compared with 21.8% in the corresponding period last year. The margin increase was due principally to higher margins on U.S. produced products sold in Europe.

Operating expenses were $4.8 million for the current period compared to $5.0 million last fiscal year. This decrease related primarily to ongoing cost reduction efforts. Interest expense increased by $212,000 to $534,000 due to higher interest rates.

In recent months, the Japanese yen appreciated significantly versus the U.S. dollar resulting in a foreign exchange loss of $96,000 from the revaluation of a yen denominated mortgage obligation. Last year, the yen depreciated against the dollar resulting in a foreign exchange gain of $23,000.

The increase in the pretax loss of $364,000 was the result of lower sales, higher interest costs and higher foreign currency losses.

                             PART II
                             -------

ITEM 1 - LEGAL PROCEEDINGS
- ------   -----------------

         The Company has no material outstanding litigation

ITEM 2 - CHANGES IN SECURITIES
- ------   ---------------------

         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
- ------   -------------------------------
         See "Management's Discussion and Analysis of Financial
         Condition" for information regarding certain loan covenant matters.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------   ---------------------------------------------------

         The Company's annual meeting was held on April 27, 1995.

         The following directors were elected at the meeting:

                      Milton F. Gidge
                      Michael D. Katz
                      W. Gregory Robertson
                      Arthur V. Wallace

         The terms of the following directors continued after the meeting:

                      Peter F. Barry
                      Kenneth M. Darby
                      Donald N. Horn
                      Peter F. Neumann
                      Arthur D. Roche
                      Kazuyoshi Sudo

         The matters voted upon at the meeting and the results of each vote are as follows:

         Nominees                                     Withheld
         For Directors:          For                  Authority
         --------------          ---                  ---------

         Mr. Gidge            2,415,887               242,033
         Mr. Katz             2,644,544                13,376
         Mr. Robertson        2,416,187               241,733
         Mr. Wallace          2,415,037               242,883

                                                         Withheld
                                      For                Authority
                                      ---                ---------
         Approval of the
         Ratification of
         Auditors                  2,451,245              202,158


 ITEM 5 - OTHER INFORMATION
- ------   -----------------

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
- ------   --------------------------------

         No Form 8-K was required to be filed during the current quarter.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 11, 1995



                                           VICON INDUSTRIES, INC.
                                           ----------------------
                                           VICON INDUSTRIES, INC.





KENNETH M. DARBY                           ARTHUR D. ROCHE
- -----------------------                    ----------------------
KENNETH M. DARBY                           ARTHUR D. ROCHE
PRESIDENT                                  EXECUTIVE VICE PRESIDENT
CHIEF EXECUTIVE OFFICER                    CHIEF FINANCIAL OFFICER