Form 10-Q
period 1995-06-30
VICON INDUSTRIES INC /NY/
filed 1995-08-14
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.   20549

                                     FORM 10-Q

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934



For Quarter Ended   June 30, 1995          Commission File No. 1-7939
                  ---------------------                       -------------


                        VICON INDUSTRIES, INC.
---------------------------------------------------------------------------
   (Exact name of registrant as specified in its charter)


          NEW YORK STATE                                   11-2160665
---------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        identification No.)

        525 Broad Hollow Road, Melville, New York               11747
---------------------------------------------------------------------------
        (Address of principal executive offices)               (Zip Code)

 Registrant's telephone number, including area code:  (516) 293-2200
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


At June 30, 1995, the registrant had outstanding 2,762,828 shares of Common Stock, $.01 par value.





                     PART I - FINANCIAL INFORMATION
                     ------------------------------

                VICON INDUSTRIES, INC. AND SUBSIDIARIES
                ---------------------------------------

           (CONDENSED) CONSOLIDATED STATEMENTS OF OPERATIONS
           ------------------------------------------------

                            (UNAUDITED)
                                          Three Months Ended
                                          ------------------

                                      6/30/95            6/30/94
                                      -------            -------
Net sales.......................    $10,287,108       $12,005,256
Costs and expenses:
  Cost of goods sold............      8,039,902         9,263,496
  Selling, general & admin.
    expenses....................      2,534,706         2,515,369
  Interest expense..............        259,006           184,889
  Unrealized foreign
    exchange gain...............         (6,021)               -
                                    -----------       -----------
     Total costs and expenses...     10,827,593        11,963,754
                                    -----------       -----------

Income (loss) before
    income taxes................       (540,485)           41,502

Provision for
    income taxes................            -              10,000
                                    -----------       -----------
Net income (loss)...............    $  (540,485)      $    31,502
                                    ===========       ===========


Net income (loss) per share              $ (.20)            $ .01
                                         ======             =====

Shares outstanding                    2,762,828         2,762,828

See Notes to (Condensed) Consolidated Financial Statements.




                     PART I - FINANCIAL INFORMATION
                     ------------------------------

                VICON INDUSTRIES, INC. AND SUBSIDIARIES
                ---------------------------------------

           (CONDENSED) CONSOLIDATED STATEMENTS OF OPERATIONS
           ------------------------------------------------

                            (UNAUDITED)
                                          Nine Months Ended
                                          ------------------

                                      6/30/95            6/30/94
                                      -------            -------
Net sales.......................    $33,066,787       $35,948,363
Costs and expenses:
  Cost of goods sold............     25,770,958        27,983,840
  Selling, general & admin.
    expenses....................      7,364,758         7,485,820
  Interest expense..............        792,588           506,824
  Unrealized foreign
    exchange loss (gain)........         89,646           (23,041)
                                    -----------       -----------
     Total costs and expenses...     34,017,950        35,953,443
                                    -----------       -----------

Loss before income taxes........       (951,163)           (5,080)

Provision for
    income taxes................         40,000            22,000
                                    -----------       -----------
Net loss........................    $  (991,163)      $   (27,080)
                                    ===========       ===========


Net loss per share                     $ (.36)           $ (.01)
                                       ======            ======

Shares outstanding                    2,762,828         2,762,828

See Notes to (Condensed) Consolidated Financial Statements.


                VICON INDUSTRIES, INC. AND SUBSIDIARIES
                (CONDENSED) CONSOLIDATED BALANCE SHEETS
                ---------------------------------------
                             (UNAUDITED)

                                         6/30/95         9/30/94
                                         -------         -------
ASSETS
------

CURRENT ASSETS
--------------

Cash.................................  $ 1,829,218    $   910,400
Accounts receivable (less allowance
  of $530,000 at June 30, 1995 and
  $309,000 at September 30, 1994)....    7,301,703      9,733,383
Other receivables....................      223,647        301,548
Inventories:
  Parts, components, and materials...    1,831,269      2,458,840
  Work-in-process....................    1,740,541      1,267,344
  Finished products..................    9,052,353      9,739,832
                                       -----------    -----------
                                        12,624,163     13,466,016
Prepaid expenses.....................      450,831        322,953
                                       -----------    -----------
TOTAL CURRENT ASSETS.................   22,429,562     24,734,300
--------------------
Property, plant and equipment........   13,105,617     12,476,239
Less:  accumulated depreciation......   (9,793,560)    (9,296,420)
                                       -----------    -----------
                                         3,312,057      3,179,819
Other assets.........................      991,839        943,107
                                       -----------    -----------

TOTAL ASSETS.........................  $26,733,458    $28,857,226
                                       ===========    ===========



                VICON INDUSTRIES, INC. AND SUBSIDIARIES
                (CONDENSED) CONSOLIDATED BALANCE SHEETS
                ---------------------------------------
                             (UNAUDITED)
                                         6/30/95        9/30/94
                                         -------        -------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
-------------------
Borrowings under revolving credit
  agreement..........................  $   856,469    $   936,466
Current maturities of long-term debt.    3,751,165      1,260,158
Accounts payable:
  Related party......................    6,847,476      5,711,951
  Other..............................    1,286,299      1,812,756
Accrued wages and expenses...........    1,445,219      1,289,511
Income taxes payable.................       33,066         32,270
Deferred gain on sale and leaseback..      332,100        332,100
                                       -----------    -----------
TOTAL CURRENT LIABILITIES               14,551,794     11,375,212
-------------------------
Long-term debt:
  Related party......................    2,007,673      2,332,632
  Other..............................      121,102      3,726,270
Deferred gain on sale and leaseback..      517,018        766,093
Other long-term liabilities..........      563,838        614,487

SHAREHOLDERS' EQUITY
--------------------
Common stock, par value $.01.........       27,882         27,882
Capital in excess of par value.......    9,396,890      9,396,890
Retained (deficit) earnings..........     (227,907)       763,256
                                       -----------    -----------
                                         9,196,865     10,188,028
Less Treasury stock 25,400 shares,
  at cost............................      (82,901)       (82,901)
Foreign currency translation
  adjustment.........................     (141,931)       (62,595)
                                       -----------    -----------
TOTAL SHAREHOLDERS' EQUITY               8,972,033     10,042,532
--------------------------             -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY............................   $26,733,458    $28,857,226
                                       ===========    ===========

See Notes to (Condensed) Consolidated Financial Statements

                 VICON INDUSTRIES, INC. AND SUBSIDIARIES
            (CONDENSED) CONSOLIDATED STATEMENTS OF CASH FLOWS
            -------------------------------------------------
                           (UNAUDITED)
                                                    Nine Months Ended
                                                    -----------------
                                                   6/30/95        6/30/94
                                                   -------        -------
Cash flows from operating activities:
  Net loss.....................................  $  (991,163)    $  (27,080)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization..............      494,607        537,947
    Amortization of deferred gain on
      sale and leaseback.......................     (249,075)      (249,075)
    Unrealized foreign exchange loss (gain)           89,646        (23,041)
Change in assets and liabilities:
  Accounts receivable..........................    2,443,523        250,446
  Other receivables............................       77,901        246,207
  Inventories..................................      855,550     (2,577,992)
  Prepaid expenses.............................     (127,467)      (136,219)
  Other assets.................................      (48,732)      (289,893)
  Accounts payable.............................      607,823         28,008
  Accrued wages and expenses...................      153,664        (53,496)
  Income taxes payable.........................        1,813          1,427
  Other liabilities............................      (50,649)       (23,568)
                                                 -----------    -----------
   Total adjustments...........................    4,248,604     (2,289,249)
                                                 -----------    -----------
     Net cash provided by (used in)
        operating activities...................    3,257,441     (2,316,329)
                                                 -----------    -----------
Cash flows from investing activities:
  Capital expenditures, net of minor disposals.     (439,444)      (514,351)
                                                 -----------    -----------
Net cash used in investing activities..........     (439,444)      (514,351)
                                                 -----------    -----------
Cash flows from financing activities:
  Increase in UK bank and other borrowings.....        -            777,358
  Issuance of promissory note to
    related party..............................        -          2,000,000
  Repayments of revolving credit
    borrowings and other debt..................   (1,800,201)      (607,390)
                                                 -----------    -----------
Net cash (used in) provided by financing
  activities...................................   (1,800,201)     2,169,968
Effect of exchange rate changes on cash........      (98,978)         6,625
                                                 -----------    -----------
Net increase (decrease) in cash................      918,818       (654,087)
Cash at beginning of year......................      910,400      1,039,113
                                                 -----------    -----------
Cash at end of period..........................  $ 1,829,218    $   385,026
                                                 ===========    ===========
Non cash investing and financing activities:
  Capital lease obligations entered into.......  $   178,151    $       -

See Notes to (Condensed) Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

NOTES TO (CONDENSED) CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
---------------------------------------------------------------------------

June 30, 1995
--------------

Note 1:  Basis of Presentation
------------------------------

The accompanying unaudited (condensed) consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1994.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS
                -----------------------------------

Financial Condition and Changes Thereto
at June 30, 1995 and September 30, 1994
----------------------------------------

Working capital declined by approximately $5.5 million to $7.9 million at June 30, 1995. The decline in working capital resulted from the current classification of $3.0 million of borrowings under the U.S. revolving credit agreement which expires in October 1995, the repayment of $1.5 million of borrowings under such agreement and current period operating losses.

Accounts receivable decreased approximately $2.4 million to $7.3 million at June 30, 1995. The decline was principally the result of lower sales. Inventories decreased $.8 million to $12.6 million at June 30, 1995. Inventories declined throughout the period as the Company sold certain products which had high inventory levels at September 30, 1994.

Accounts payable - related party increased $1.1 million to $6.8 million at June 30, 1995 due to the further extension of interest bearing payment terms by a related party to meet financing needs not provided by bank lines of credit.

Accounts payble - other decreased by $.5 million to $1.3 million due primarily to the change in sourcing of certain product purchases to the related party above.

The Company maintains a line of credit of 700,000 pounds sterling
(approximately $1,050,000) in the U.K. to support local operating cash requirements. Borrowings under this line decreased approximately
$80,000 to $856,000 at June 30, 1995 as Vicon's U.K. subsidiary inventory levels declined during the period.

At June 30, 1995, the Company was not in compliance with certain financial covenants of its revolving credit agreement which was subsequently waived by the banks. In connection with the granting of this waiver, the Company paid the banks $200,000 and reduced the revolving credit line to $2.8 million. The Company is no longer in the process of seeking financing with alternative lenders and is discussing with its current lenders a new credit agreement.

Results of Operations
---------------------

Three Months Ended June 30, 1995 compared with June 30, 1994
--------------------------------------------------------------

Net sales for the quarter ended June 30, 1995 were approximately
$10.3 million compared with $12.0 million in the corresponding quarter last year. This decrease of 14.3% was due to lower sales in both the United States and abroad. The backlog of orders increased by $1.0 million during the quarter to $2.7 million at June 30, 1995 due to increased order intake for both domestic and European markets.

Gross profit margins for the current quarter were 21.8% compared with 22.8% in the corresponding quarter one year ago. The margin decline was due principally to the unfavorable impact of lower sales in relation to fixed overhead costs.

Operating expenses for the current quarter were comparable to last year at $2.5 million. Included in the current quarter was an additional provision for bad debts of $150,000 required as a result of certain customer bank-ruptcies. Interest expense increased by $74,000 to $259,000 for the current year quarter as a result of higher interest rates.

During the current quarter, the Japanese yen remained fairly steady versus the U.S. dollar resulting in a small foreign exchange gain of $6,000 from the revaluation of a yen denominated mortgage obligation.

The increase in the pretax loss of $582,000 was due mainly to reduced sales, higher interest costs and the additional provision for bad debts.

Nine Months Ended June 30, 1995 compared with June 30, 1994
------------------------------------------------------------

Net sales for the nine months ended June 30, 1995 were $33.1 million, a decrease of 8.0% compared with $35.9 million for the comparable period last fiscal year. The shortfall was due principally to lower sales in the U.S.

The gross margin was 22.1% compared with 22.2% in the corresponding period last year. This slight margin decline was principally the result of the unfavorable impact of lower sales in relation to fixed overhead costs, offset in part by higher margins on U.S. produced products sold in Europe.

Operating expenses were $7.4 million for the current period compared to $7.5 million last fiscal year. This decrease related primarily to ongoing cost reduction efforts. Interest expense increased by $286,000 to $793,000 due to higher interest rates.

Since the beginning of the fiscal year, the Japanese yen has appreciated significantly versus the U.S. dollar resulting in a foreign exchange loss of $90,000 from the revaluation of a yen denominated mortgage obligation. Last year, the yen depreciated against the dollar resulting in a foreign exchange gain of $23,000.

The increase in the pretax loss of $946,000 was the result of lower sales, higher interest costs, higher foreign currency losses and the additional provision for bad debts referred to in the quarter commentary above.

                             PART II
                             -------

ITEM 1 - LEGAL PROCEEDINGS
------   -----------------

         The Company has no material outstanding litigation

ITEM 2 - CHANGES IN SECURITIES
------   ---------------------

         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
------   -------------------------------
         See "Management's Discussion and Analysis of Financial
         Condition" for information regarding certain loan covenant matters.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------
         None

ITEM 5 - OTHER INFORMATION
------   -----------------

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

         No Form 8-K was required to be filed during the current quarter.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 13, 1995



                                           VICON INDUSTRIES, INC.
                                           ----------------------
                                           VICON INDUSTRIES, INC.





KENNETH M. DARBY                           ARTHUR D. ROCHE
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

May 11, 1995



                                             ----------------------
                                             VICON INDUSTRIES, INC.





-----------------------                      ----------------------
Kenneth M. Darby                             Arthur D. Roche
President                                    Executive Vice President
Chief Executive Officer                      Chief Financial Officer