Form 10-K
period 1995-09-30
VICON INDUSTRIES INC /NY/
filed 1996-01-16
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                 WASHINGTON, D.C.   20549

                         FORM 10-K

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended:
September 30, 1995                               Commission File No.  1-7939
----------------------------------------------                       -------


                           VICON INDUSTRIES, INC.
               (Exact name of registrant as specified in its charter)


      NEW YORK                                                 11-2160665
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          identification No.)

525 Broad Hollow Road, Melville, New York                             11747
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:            (516) 293-2200
-----------------------------------------------------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                           None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:



               Common Stock, Par Value $.01
                     (Title of class)

                  American Stock Exchange
        (Name of each exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes    X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


The aggregate market value of Common Stock held by non-affiliates of the registrant as of December 22, 1995 was approximately $3,500,000.

The number of shares outstanding of the registrant's Common Stock as of December 22, 1995 was 2,762,828.

                          PART I



ITEM 1 - BUSINESS

General

Vicon Industries, Inc. (the "Company"), incorporated in New York in October, 1967, designs, manufactures, assembles and markets a wide range of closed circuit television ("CCTV") components and CCTV systems for security, surveillance, safety, process and control applications by end users. The Company sells CCTV components and systems directly to distributors, dealers and original equipment manufacturers, principally within the security industry. The U.S. security industry is a multi-billion dollar industry which includes guard services, armored carrier, electronic alarms and sensing equipment, safes, locking devices and access systems, as well as CCTV. The nature of the Company's business and the general security market it serves has not changed materially in the past five years.

Users of the Company's products typically utilize them as a visual crime deterrent, for visual documentation, observing inaccessible or hazardous areas, enhancing safety, obtaining cost savings (such as lower insurance premiums), managing control systems, and improving the efficiency and effectiveness of personnel. The Company's products are marketed under its own brand names and registered trademarks. In fiscal 1995, no customer represented more than 10% of consolidated revenues.

Products

The Company's product line consists of approximately 600 products, of which about a third represent model variations. The Company's product line consists of various elements of a video surveillance system, including video cameras, display units (monitors), cassette recorders, switching equipment for video distribution, digital video and signal processing units (which perform character generation, multi screen display, video insertion, intrusion detection, source identification and alarm processing), motorized zoom lenses, remote camera positioning devices, manual and computer based system controls, environmental camera enclosures and consoles for system assembly. In 1995, the Company introduced a new product called ProTech which is a Windows based command and control software package. ProTech allows personal computers (p.c.) users to graphically program and operate from a P.C. all of the Company's digital control and video processing systems. The Company expects to further enhance the capabilities of ProTech. The Company maintains a large line of products due to the many varied climatic and operational environments under which the products are expected to perform. In addition to selling from a standard catalog line, for significant orders, the Company will produce to specification or modify an existing product to meet a customer's requirements. The Company's products range in price from $10 for a simple camera mounting bracket to approximately one hundred thousand dollars (depending upon configuration) for a large digital control and video switching system.

Marketing

The Company's products are sold worldwide, principally to independent distributors, dealers and integrators of various types of security-related systems. Sales are made by in-house customer service representatives, field sales engineers and by independent sales representatives in certain areas of the United States. The sales effort is supported by several in-house application engineers.

Although the Company does not sell directly to end users, much of its sales promotion and advertising is directed at end user markets. The Company's products are employed in video system installations by: (1) commercial and industrial users, such as office buildings, manufacturing plants, warehouses, apartment complexes, shopping malls and retail stores; (2) federal, state, and local governments for national security purposes, municipal facilities, prisons, and military installations; (3) financial institutions, such as banks, clearing houses, brokerage firms and depositories, for security purposes; (4) transportation departments for highway traffic control, bridge and tunnel monitoring, and airport, subway, bus and seaport surveillance; (5) gaming casinos, where video security is often mandated by local statute; and (6) health care facilities, such as hospitals, particularly psychiatric wards and intensive care units. The Company estimates that approximately 50 percent of its total revenues are sales for commercial and industrial uses.

The Company's principal sales offices are located in Melville, New York; Atlanta, Georgia and Segensworth, England.

International Sales

The Company sells internationally by direct export to dealers and distributors, and, in Europe through the Company's United Kingdom (U.K.) subsidiary. In fiscal 1995, the operating profit and identifiable assets for the Company's U.K. subsidiary amounted to approximately $573,000 and $5.2 million, respectively. For more information regarding foreign operations, see Note 7 of Notes to Consolidated Financial Statements included elsewhere herein. Direct export sales and sales from the Company's U.K. subsidiary amounted to $17.5 million, $16.7 million and $16.1 million or 40%, 35% and 35% of consolidated revenues in fiscal years 1995, 1994, and 1993, respectively. Export sales are made through a wholly-owned subsidiary, Vicon Industries Foreign Sales Corporation, a tax advantaged foreign sales corporation. The Company's principal foreign markets are Europe and the Far East, which together accounted for approximately 83 percent of international sales in fiscal 1995. Additional information is contained in the discussion of foreign currency activity included in Item 7.

Competition

The Company competes in areas of price, service, product performance and availability with several large and small public and privately-owned companies in the manufacture and distribution of CCTV systems and components (excluding cameras, monitors and video cassette recorders "Video Products") within the security industry. The Company's Video Products compete with many large companies whose financial resources and scope of operations are substantially greater than the Company's. The Company is one of a few domestic market suppliers that design, assemble, manufacture, market and support an extensive line of products offering a comprehensive system capability in a wide range of applications. Many competitors, including manufacturers of cameras, monitors and recorders, typically produce a limited product line since components and accessories are low volume items. The Company believes a broad product line is desirable since many customers prefer to obtain a complete video system from one supplier with the assurance of product compatibility and reliability. In recent years, price competition has intensified limiting the amount of cost increases the Company can pass on to customers and in some instances requiring price reductions.

Research and Development

The Company is engaged in ongoing research and development activities in connection with new or existing products. Changes in CCTV technology have incorporated the use of advanced electronic components and new materials which add to product life and performance. Twenty-one professional employees devote full time to the development of new products and to improving the qualities and capabilities of existing products. Further, the Company engages the services of others to assist in the development of new products. Expenditures for research and development amounted to approximately $1,900,000 in 1995, $1,600,000 in 1994, and $1,600,000 in 1993 or approximately 4.2% of revenues in 1995, 3.4% of revenues 1994, and 3.5% of revenues in 1993.

Source and Availability of Raw Materials

The Company has not experienced shortages or significant difficulty in obtaining its raw materials, components or purchased finished products. Raw materials are principally aluminum, steel and plastics, while components are mainly motors, video lenses and standard electronic parts. In 1995, the Company procured directly and indirectly approximately 19% of its product purchases from Chun Shin Electronics, Inc., its Korean joint venture (see Item 13 for further discussion of the Korean joint venture). The Company is not dependent upon any other single source for a significant amount of its raw materials, components or purchased finished products.

Patents and Trademarks

The Company owns a limited number of design and utility patents expiring at various times and has several patent applications pending with respect to the design and/or mechanical function of its products. The Company has certain trademarks registered and several other trademark applications pending both in the United States and in Europe. The Company has no licenses, franchises or concessions with respect to any of its products or business dealings. The Company does not deem its patents and trademarks, or the lack of licenses, franchises and concessions, to be of substantial significance or to have a material effect on its business.

Inventories

The  Company  maintains  an  inventory  of  finished   products   sufficient  to
accommodate its customers' requirements, since most sales are to dealer/contractors who do not carry large stock inventories. Parts and components inventories are also carried in sufficient quantities to permit prompt delivery of certain items. The Company would rather carry adequate inventory quantities than experience shortages which detract from the production process and sales effort. The Company's business is not seasonal.

Backlog

The backlog of orders believed to be firm as of September 30, 1995 and 1994 was approximately $2.7 million and $3.0 million, respectively. All orders are cancelable without penalty at the option of the customer. The Company prefers that its backlog of orders not exceed its ability to fulfill such orders on a timely basis, since experience shows that long delivery schedules only encourage the Company's customers to look elsewhere for product availability.

Employees

At September 30, 1995, the Company employed 175 full-time employees, of whom five are officers, 50 administrative personnel, 65 employed in sales capacities, 25 in engineering, and 30 production employees. At September 30, 1994, the Company employed 185 persons categorized in similar proportions to those of 1995. There are no collective bargaining agreements with any of the Company's employees and the Company considers its relations with its employees to be good.

ITEM 2 - PROPERTIES

In January 1988, the Company sold and subsequently leased back its 108,000 square foot headquarters facility in Melville, New York, which accommodates the Company's sales, distribution, administration, product development and limited assembly and manufacturing operations. Currently, the Company subleases 28,000 sq. ft. of its facility under an agreement which expires on February 28, 1997. In November 1994, the Company entered into a sublease agreement dated as of January 1, 1993, which gives a company affiliated with its landlord the right to occupy approximately 25,000 sq. ft. of its primary operating facility with two months notice in exchange for specified rent payments through the expiration of the primary lease in 1998. In connection with such agreement, the landlord and the subtenant were each granted an option to ask the Company to vacate the entire premises with six months notice and the landlord agreed to release the Company from all future obligations under its lease in exchange for a lease termination payment by the Company. (See Notes 3 and 10 of Notes to Consolidated Financial Statements included elsewhere herein for further information). The Company believes that this facility is adequate to support its near term operating plans. The Company also operates, under lease, a regional sales office in Atlanta, Georgia. In addition, the Company owns a 14,000 square foot sales, service and warehouse facility in southern England which services the U.K. and European Community markets.

ITEM 3 - LEGAL PROCEEDINGS

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                          PART II


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

The Company's  stock is traded on the American  Stock  Exchange under the symbol
(VII). The following table sets forth for the periods indicated, the range of high and low prices for the Company's Common Stock on the American Stock
Exchange:

          Quarter
           Ended            High        Low


          Fiscal 1995
          December          2-1/16      1-1/2
          March             2-15/16     1-1/2
          June              2-1/2       1-3/8
          September         2-1/8       1-9/16



          Fiscal 1994
          December          2-1/8       1- 3/4
          March             2-3/16      1- 7/8
          June              2-3/16      1-11/16
          September         2           1-11/16







The Company has not declared or paid cash dividends on its Common Stock for any of the foregoing periods. Additionally, under the current loan agreement, the Company may not declare dividends. The approximate number of holders of Common Stock at December 22, 1995 was 1,500.





ITEM 6 - SELECTED FINANCIAL DATA




FISCAL YEAR                 1995         1994     1993       1992       1991
                            ----         ----     ----       ----       ----

                                 (in thousands, except per share data)
Net sales              $  43,847     $ 47,714  $ 45,923   $ 45,041   $ 42,055
Gross profit               9,546       10,714     9,274      8,150*    10,505
Pretax income (loss)      (1,267)          74    (1,858)    (3,317)      (478)
Net income (loss)         (1,347)          45    (1,875)    (3,906)      (377)
Income (loss) per share     (.49)         .02      (.68)     (1.42)      (.14)
Total assets              26,423       28,857    26,069     26,701     30,325
Long-term debt             5,339        6,059     5,621      6,273      6,648
Working capital           10,721       13,359    13,420     15,741     18,957
Property, plant and
  equipment (net)          3,262        3,180     3,245      3,913      4,251

Cash dividends               -            -         -          -          -

* Includes a provision of $2.7 million for discontinuance of certain products and product lines.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal Year 1995 Compared with 1994

Net sales for 1995 were $43.8 million, a decrease of 8.1%, compared with $47.7 million in 1994. The sales decline was the result of lower domestic shipments, while foreign sales increased $.8 million to $17.5 million. Domestic sales were affected by several factors such as direct end user selling by competition; lack of competitiveness of certain products whose cost is denominated in yen; and shortened product life cycles which made certain of the Company's key control systems less competitive. The backlog of orders was $2.7 million at September 30, 1995 compared with $3.0 million at September 30, 1994.

Gross profit margins were 21.8% of net sales in 1995, compared with 22.5% in 1994. The margin decline was due principally to the impact of lower sales in relation to a substantially fixed overhead structure. In addition, the value of the dollar declined significantly against the Japanese yen for most of the year which lowered margins of those products sourced in Japan.

Operating expenses in 1995 totaled $9.8 million compared with $9.9 million in 1994. Operating expenses, as a percent of sales, amounted to 22.4% and 20.7% in 1995 and 1994, respectively. The increase in expenses as a percent of sales is due in part to higher bad debt expense, severance pay, bank and professional fees.

During 1994, the Company incurred an unrealized foreign exchange gain of $45,000. This gain resulted from the Company's revaluation of its yen denominated mortgage obligation into U.S. dollars as the value of the British pound sterling gained against the Japanese yen during the year.

Interest expense increased $230,000 as a result of higher interest rates.

The net loss of $1.3 million compared with a profit of $45,000 was the result of lower sales and gross margins and higher interest expenses as discussed above.

           MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

Fiscal Year 1994 Compared with 1993

Net sales for 1994 were $47.7 million, an increase of 3.9%, compared with $45.9 million in 1993. The sales growth resulted primarily from increased sales in Europe. The backlog of orders was $3.0 million at September 30, 1994 compared with $4.1 million at September 30, 1993. This decline is the result of lower domestic and export sales bookings in 1994.

Gross profit margins were 22.5% of net sales in 1994, compared with 20.2% in 1993. In 1993, the Company's cost of products sourced in Japan increased significantly as a result of a severe decline in the value of the U.S. dollar compared with the Japanese yen. Also, a decline in the value of the British pound versus the U.S. dollar further reduced margins on U.S. sourced product sales in Europe. In 1994, the value of the dollar continued to weaken against the Japanese yen but to a lesser extent than in 1993. The Company was able to substantially offset the effects of this further decline by securing U.S. dollar based purchase agreements to cover most of the year's yen based product purchase commitments. During 1994, the Company began shifting product sourcing to suppliers transacting in more stable and favorable currencies. Further, the value of the British pound increased against the U.S. dollar in 1994 which increased margins on U.S. sourced product sales in Europe. The Company was also able to reduce its indirect manufacturing expenses in 1994 while increasing product production, thus increasing product margins. Finally, prior year margins were adversely impacted by the recognition of a $450,000 provision to the estimated realizable value of certain discontinued product parts and components. Such provision accounted for approximately 1% of the 1994 increase in gross profit margins.

Operating expenses in 1994 totaled $9.9 million compared with $10.3 million in 1993. Operating expenses, as a percent of sales, amounted to 20.7% and 22.5% in 1994 and 1993, respectively. The decline in expenses was principally the result of an ongoing cost control program.

During 1994, the Company incurred an unrealized foreign exchange gain of $45,000 compared with a loss of $262,000 in 1993. This gain or loss results from the Company's revaluation of its yen denominated mortgage obligation into U.S. dollars. The decrease in the loss was due to the relative stability of the British pound sterling against the Japanese yen during the year.

Interest expense increased by $224,000 in 1994 as a result of higher interest rates and higher borrowing levels.

Pretax income improved approximately $1.9 million as a result of increased sales, higher gross margins and lower operating expenses as discussed above.

           MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND FINANCIAL CONDITION

September 30, 1995 Compared with 1994

Total shareholders' equity was approximately $8.6 million at September 30, 1995, despite a net loss of $1.3 million in fiscal 1995. Working capital declined by approximately $2.6 million to $10.7 million at September 30, 1995. The decline was principally due to the operating loss and accelerated paydown of $.9 million of long term bank debt.

Accounts receivable decreased approximately $1.4 million to $8.4 million at September 30, 1995. The decrease was the result of lower fourth quarter sales and improved receivable turnover. Inventories declined $1.4 million to $12.1 million at September 30, 1995. Finished products at the Company's U.K. subsidiary decreased $.8 million while raw material and component inventories accounted for the remaining inventory decline as the Company moved production to its off-shore plant and domestic contract manufacturers. Accounts payable to a related party, Chugai Boyeki Co., Ltd., increased approximately $1.2 million to $6.9 million at September 30, 1995 in support of the Company's repayment of bank debt.

The Company has a revolving line of credit of 700,000 pounds sterling (approx. $1.1 million) in the U.K. to support local cash requirements. At September 30, 1995, borrowings under this agreement were approximately $907,000, which was used for general working capital purposes.

In December 1994, the Company extended its bank revolving credit agreement to October 1995. Borrowings under such agreements amounted to approximately $2.8 million and $4.5 million, respectively, at September 30, 1995 and 1994, which was used principally for U.S. working capital purposes. At September 30, 1995, the Company was in default of certain covenants under the agreement and on December 28, 1995 repaid the entire loan with the proceeds of a new bank loan.

The new two year loan agreement provides for maximum borrowings of $3,250,000 through June 30, 1996 and $4,000,000 thereafter, subject to an availability formula based on accounts receivable and inventories. Concurrent with the new loan agreement, the Company amended its $2,000,000 secured promissory note with Chugai Boyeki Co., Ltd., a related party, to defer all scheduled installments to July 1998. The Company believes that the new loan agreement and its other sources of credit provide adequate funding to meet its near term cash requirements.

Foreign Currency Activity

The  Company's  foreign  exchange   exposure  is  principally   limited  to  the
relationship of the U.S. dollar to the Japanese yen and the British pound sterling.

Japan sourced products denominated in Japanese yen accounted for approximately 19 percent of product purchases in fiscal 1995. In recent years the dollar has weakened dramatically in relation to the yen, resulting in increased costs for such products. When market conditions permit, cost increases due to currency fluctuations are passed on to customers through price increases. The Company also attempts to reduce the impact of an unfavorable exchange rate condition through cost reductions from its suppliers, lowering production cost through product redesign, and shifting product sourcing to suppliers transacting in more stable and favorable currencies. During the period from the second half of 1993 through July 1994, the Company was granted dollar based pricing through Chugai Boyeki Co., Ltd., its Japanese supplier. Subsequent to this period, the Company's purchases have been denominated in Japanese yen. However, this supplier, at the Company's direction, has entered into foreign exchange contracts on behalf of the Company to hedge the currency risk on these product purchases.

Sales to the Company's U.K. subsidiary, which approximated $4.3 million in fiscal 1995, are made in pounds sterling and include products sourced from the Far East. In the years when the pound has weakened significantly against the U.S. dollar and Japanese yen, the cost of U.S. and Japanese sourced product sold by the Company's U.K. subsidiary has increased. When market conditions permitted, such cost increases were passed on to the customer through price increases. The Company attempts to minimize its currency exposure on intercompany sales through the purchase of forward exchange contracts to cover unpaid receivables.

The Company intends to increase prices and seek lower prices from suppliers to mitigate exchange rate exposures, however, there can be no assurance that such steps will be effective in limiting foreign currency exposure.

Inflation

The impact of inflation on the Company has lessened in recent years as the rate of inflation declined. However, inflation continues to increase costs to the Company. As operating expenses and production costs increase, the Company, to the extent permitted by competition, recovers these increased costs by increasing prices to its customers.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 14, for an index to consolidated financial statements and financial statement schedules.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                         PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The Directors and Executive Officers of the Company are as follows:

     Directors and Executive Officers

     Donald N. Horn, age 66           Chairman of the Board (since 1967);
                                         term ends April 1996
     Kenneth M. Darby, age 49         President, Chief Executive Officer,
                                         Assistant Secretary, and Director
                                         (since 1987); term ends April, 1997
     Arthur D. Roche, age 57          Executive Vice President, Chief
                                         Financial Officer, Secretary, Member of
                                        the Office of the President and Director
                                         (since 1992); term ends April 1996
     Peter F. Barry, age 66           Director since 1984; term ends April
                                         1996
      Milton F. Gidge, age 66          Director since 1987; term ends April
                                         1998
      Michael D. Katz, age 57          Director since 1993; term ends April
                                         1998
     Peter F. Neumann, age 61         Director since 1987; term ends April
                                         1997
      W. Gregory Robertson, age 51     Director since 1991; term ends April
                                         1998
     Kazuyoshi Sudo, age 53           Director since 1987; term ends April
                                         1997
     Arthur V. Wallace, age 70        Director since 1974; term ends April
                                         1998

      Peter A. Horn, age 40           Vice President, Compliance and Quality
                                         Assurance
     Yacov A. Pshtissky, age 44       Vice President, Engineering
      Kevin D. Whitley, age 39        Vice President, U.S. Sales


Mr. D. Horn founded the Company in 1967 and has served as Chairman of the Board since its inception. He also served as Chief Executive Officer from the Company's inception until April 1992 and as President to September, 1991.

Mr. Darby has served as Chief Executive Officer since April, 1992 and as President since October, 1991. Mr. Darby also served as Chief Operating Officer and as Executive Vice President, Vice President, Finance and Treasurer of the Company. He first joined the Company in 1978 as Controller after more than nine years at KPMG Peat Marwick, a major public accounting firm.

Mr. Roche joined the Company as Executive Vice President and co-participant in the Office of the President in August 1993. For the six months earlier, Mr. Roche provided consulting services to the Company. In October, 1991 Mr. Roche retired as a partner of Arthur Andersen & Co., an international accounting firm whom he joined in 1960.

Mr. Barry is a retired executive of Grumman Corp., an aerospace manufacturer, for whom he served from August 1988 to March 1991 as Senior Vice President of Washington D.C. operations. Previously, he served since 1974 as President of Hartman Systems, Inc., a manufacturer of electronic controls and display devices for military applications. Mr. Barry currently acts as a consultant to private industry on government relations.

Mr. Gidge is a retired executive officer of Lincoln Savings Bank (1976-1994) and served as its Chairman, Credit Policy. He has also served as a director since 1980 of Interboro Mutual Indemnity Insurance Co., a general insurance mutual company and since 1988 as a director of Intervest Corporation of New York, a mortgage banking company.

Mr. Katz is a physician practicing in New York. He is the President of Katz, Rosenthal, Ganz, Snyder & PDC. He has served in that capacity for 25 years.

Mr. Neumann has been President of Flynn-Neumann Agency, Inc. an insurance brokerage firm, since 1971. He has also served since 1978 as a director of Reliance Federal Savings Bank.

Mr. Robertson is President of TM Capital Corporation, a financial services company, an organization he founded in 1989. From 1985 to 1989, he was employed by Thomson McKinnon Securities, Inc. as head of investment banking and public finance.

Mr. Sudo has been Treasurer of Chugai Boyeki (America) Corp., a distributor of electronic, chemical and optical products, for the past ten years.

Mr. Wallace, who joined the Company in 1970, was Executive Vice President from 1979 until he retired in September, 1990.

Mr. P. Horn joined the Company in January, 1974 and has been employed in various technical capacities. In 1986 he was appointed as Vice President, Engineering; in May, 1990 as Vice President, New Products and Technical Support Services; in September 1993, he was appointed Vice President, Marketing; in 1994 as Vice President, Product Management; and in 1995 as Vice President, Compliance and Quality Assurance.

Mr. Pshtissky, who joined the Company in September 1979, as an Electrical Design Engineer, was promoted to Director of Electrical Product Development in March, 1988 and to Vice President, Engineering in May, 1990.

Mr. Whitley joined the Company in March, 1987 as a Sales Engineer. He was promoted to Midwest Regional Manager in 1989 and Vice President, U.S. Sales in August, 1993.

There are no family relationships between any director, executive officer or person nominated or chosen by the Company to become a director or officer except for the relationship between Peter A. Horn, an officer of the Company, and Donald N. Horn, Chairman of the Board. Peter A. Horn is the son of Donald N. Horn.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended September 30, 1995 and Form 5 and amendments thereto furnished to the Company with respect to the year ended and certain written representations, no person, who, at any time during the year ended September 30, 1995, was a director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company registered pursuant to
Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16 of the Exchange Act during the year ended September 30, 1995.

ITEM 11 - EXECUTIVE COMPENSATION

The following information is set forth with respect to all compensation paid by the Company to its Chief Executive Officer and its most highly compensated executive officers other than the CEO whose annual compensation exceeded $100,000, for each of the past three fiscal years.

                                          Annual      Long Term
                                       Compensation  Compensation
                          Fiscal
Name and                 Year Ended                    Options       All Other
Principal Position      September 30,      Salary    No. of Shares  Compensation
Kenneth M. Darby             1995       $195,000           -        $ 3,000 (1)
Chief Executive Officer      1994       $195,000        59,194      $ 3,000 (1)
                             1993       $192,000        19,838      $31,000 (2)

Arthur D. Roche              1995       $150,000           -            -
Executive Vice President     1994       $150,000        50,000          -
                             1993       $ 25,000           -            -

No listed officer received other non-cash compensation amounting to more than 10% of salary.


(1)   Represents life insurance policy payment.

(2) Includes a $28,000 cash distribution pursuant to the cancellation of a deferred compensation agreement and a $3,000 life insurance policy payment.






Stock Options


               OPTION GRANTS IN LAST FISCAL YEAR
                                                            Potential Realizable
                        Individual Grants                      Value at Assumed
                                                           Annual Rates of Stock
                              % of Total                      Price Appreciation
                   No. of     Granted to   Exercise              For Option Term
                   Options    Employees In  Price     Expiration
Name               Granted    Fiscal Year  Per Share     Date         5%    10%
----------------- ---------- ------------- ---------  ----------  ------- ------

None



        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
               AND FISCAL YEAR-END OPTION VALUES

                                                     Value of Unexercised In-
                    Number of Unexercised Options     the-Money Options at
                      As of September 30, 1995        September 30, 1995 (1)
                    -----------------------------   ------------------------

     Name           Exercisable  Unexercisable      Exercisable Unexercisable
Kenneth M. Darby       112,214       23,678              -             -

Arthur D. Roche         30,000       20,000              -             -


No options were exercised by any of the above-named officers during the year ended September 30, 1995.

(1) Calculated based on $1.875 per share closing market value at September 30, 1995.

Mr. Darby has entered into an employment contract with the Company that entitles him to receive an annual salary of $195,000 through fiscal year 2000. Additionally, Mr. Darby's agreement provides for payment in an amount up to three times his average annual compensation for the previous five years if there is a change in control (as defined in the agreement).

Mr. Roche, who joined the Company on August 1, 1993, has an agreement with the Company that provides an annual salary of $150,000 through September 30, 1997. The agreement also provides for a payment, at Mr. Roche's option, if there is a change in control, as defined, equal to the unpaid salary under his agreement.

Messrs. D. Horn and Wallace (a former executive and a current director) each have insured deferred compensation agreements with the Company which provide that upon reaching retirement age total payments of $917,000 and $631,000, respectively, will be made in monthly installments over a ten year period. The full deferred compensation payment is subject to such individuals' adherence to certain non-compete covenants. Mr. Wallace, who retired in September 1990, began receiving payments under the agreement in October, 1990 and Mr. Horn began receiving payments under the agreement in January, 1994.

Directors, except the Chairman of the Board and employee directors, are each compensated at the rate of $600 per Board meeting and $300 per committee meeting attended in person. The Chairman of the Board is compensated at the rate of $1,000 per Board meeting and $300 per committee meeting attended in person.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors consists of Messrs. Neumann, Robertson and Wallace, none of whom are or ever have been officers of the Company, except Mr. Wallace who retired in 1990 as Executive Vice President. See the section entitled "Certain Relationships and Related Transactions" included elsewhere herein, for a discussion of certain other relationships maintained by Mr. Neumann and Mr. Robertson with the Company.



            BOARD COMPENSATION COMMITTEE REPORT


The Compensation Committee's compensation policies applicable to the Company's executive officers for the last completed fiscal year were to pay a competitive market price for the services of such officers, taking into account the overall performance and financial capabilities of the Company and the officer's individual level of performance.

Mr. Darby makes recommendations to the Compensation Committee as to the base salary and incentive compensation of all executive officers other than Mr. Darby. The Committee reviews these recommendations with Mr. Darby, and after such review, determines compensation. In the case of Mr. Darby, the Compensation Committee makes its determination after direct negotiation with such officer. For each executive officer, the Committee's determinations are based on the committee's conclusions concerning each officer's performance and comparable compensation levels in the CCTV Industry and the Long Island area for similarly situated officers at other companies. The overall level of performance of the Company is taken into account but is not specifically related to the base salary of these executive officers. Also, the Company has established an incentive compensation plan for all of its executive officers, which provides a specified bonus to each officer upon the Company's achievement of certain annual profitability targets.

The Compensation Committee grants options to executive officers to connect compensation to the performance of the Company. Options are exercisable in the future at the fair market value at the time of grant, so that an officer granted an option is rewarded by the increase in the price of the Company's stock. The Committee grants options based on significant contributions of an executive officer to the performance of the Company.

In addition, in determining the salary compensation of Mr. Darby as CEO, the Committee considered the responsibility assumed by him in formulating and implementing a management and operating restructuring plan.


                  Compensation Committee



     Peter F. Neumann, Chairman, W. Gregory Robertson
                        and Arthur V. Wallace

This graph compares the return of $100 invested in the Company's stock on October 1, 1990, with the return on the same investment in the AMEX Market Value Index and the AMEX High Technology Index.






(The following table was represented by a chart in the printed material)


                                             AMEX High
              Vicon             AMEX Market     Technology
Date          Industries, Inc.   Value Index    Index
10/01/90          100               100           100
10/01/91           82               122           160
10/01/92          109               122           150
10/01/93           64               150           178
10/01/94           66               149           186
10/01/95           68               177           247


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following sets forth information as to each person, known to the Company to be a "beneficial owner" (as defined in regulations of the Securities and Exchange Commission) of more than five percent of the Company's Common Stock outstanding as of December 1, 1995 and the shares beneficially owned by the Company's Directors and by all Officers and Directors as a group.

   Name and Address                   Amount of
   of Beneficial Owner                Beneficial Ownership (1)       % of Class
   -------------------                ------------------------       ----------
   Chugai Boyeki (America) Corp.
   55 Mall Drive
   Commack, NY   11725
            and
   Chugai Boyeki Company, Ltd.
   2-15-13 Tsukishima
   Chuo-ku
   Tokyo, Japan 104                        548,715                     18.0%

   Chu Chun
   C/O I.I.I. Companies, Inc.
   915 Hartford Turnpike
   Shrewsbury, MA   01545                  168,957                      5.5%

   Hanshin Securities Co., Ltd.
   34-7, Yoido-Dong
   Youngdungpo-Gu
   Seoul 150-010, Korea                    143,000                      4.7%

*******************************************************************************
   C/O Vicon Industries, Inc.

   Michael D. Katz                         279,400 (2)                  9.2%

   Kenneth M. Darby                        203,988 (3)                  6.7%

   Donald N. Horn                          156,003 (2)                  5.1%

   Arthur V. Wallace                        66,238 (4)                  2.2%

   Arthur D. Roche                          47,500 (5)                  1.6%

   Kazuyoshi Sudo                           12,000 (2)                   .4%

   Peter F. Barry                            5,600 (2)                   .2%

   Milton F. Gidge                           5,000 (2)                   .2%

   Peter F. Neumann                          3,000                       .1%

   W. Gregory Robertson                         --                       --

   Total all officers and
     directors as a group
     (13 persons)                          823,024 (6)                27.0%

(1) The nature of beneficial ownership of all shares is sole voting and investment power.
(2)   Includes currently exercisable options to purchase 5,000 shares.
(3)   Includes currently exercisable options to purchase 140,714 shares.

(4)   Includes currently exercisable options to purchase 4,543 shares.
(5)   Includes currently exercisable options to purchase 37,500 shares.
(6)   Includes currently exercisable options to purchase 250,302 shares.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company and Chugai Boyeki Company, Ltd. (Chugai), a Japanese corporation, which owns 19.9% of the outstanding shares of the Company, have been conducting business with each other for approximately sixteen years whereby the Company imports certain video products and lenses through Chugai and also sells its products to Chugai who resells the products in certain Asian and European markets. In fiscal 1995, the Company purchased approximately $11.6 million of products through Chugai and sold products to Chugai for resale totaling approximately $3.4 million. Kazuyoshi Sudo, a director, is Treasurer of Chugai Boyeki (America) Corp., a U.S. subsidiary of Chugai.

Chu S. Chun, who controls 6.1% of the outstanding shares of the Company, also owns Chun Shin Industries, Inc. (CSI). CSI is a 50% partner with the Company in Chun Shin Electronics, Inc. (CSE), a joint venture company which manufactures and assembles certain Vicon products in South Korea. In fiscal 1995, CSE sold approximately $5.1 million of product to the Company through I.I.I. Companies, Inc. (I.I.I.), a U.S. based company controlled by Mr. Chun. The Company entered into a supplier agreement with I.I.I. during 1994 whereby I.I.I. arranges the importation and provides short term financing on all the Company's product purchases from CSE. CSE also sold approximately $1.2 million of product to CSI which sells Vicon product exclusively in Korea. In addition, I.I.I. purchased approximately $900,000 of products directly from the Company during fiscal 1995 for resale to CSI.

Peter F. Neumann, a director of the Company, is President and the principal shareholder of Flynn-Neumann Agency, Inc., an insurance brokerage firm, which is the agent for a majority of the Company's commercial insurance. The premium paid for such insurance amounted to approximately $94,000 in fiscal 1995.

W. Gregory Robertson, a director of the Company, is President of TM Capital Corporation, an investment banking firm which provides investment banking services to the Company on a periodic basis. Services rendered to the Company during fiscal 1995 but paid subsequent to year end amounted to $25,000.

During 1995, the Company purchased approximately $50,000 of products from Pro/Four Video Products, Inc., in which Donald N. Horn and Arthur V. Wallace, directors of the Company, have an ownership interest.

                          PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements

         Included in Part IV, Item 14:

         Independent Auditors' Report

         Financial Statements:

         Consolidated Statements of Operations, fiscal years ended September 30, 1995, 1994, and 1993

         Consolidated Balance Sheets at September 30, 1995 and 1994

         Consolidated Statements of Shareholders' Equity, fiscal years ended September 30, 1995, 1994, and 1993

         Consolidated Statements of Cash Flows, fiscal years ended September 30,
            1995, 1994, and 1993

         Notes  to  Consolidated   Financial  Statements,   fiscal  years  ended
         September 30, 1995, 1994, and 1993

(a) (2)  Financial Statement Schedule

         Included in Part IV, Item 14:

         Schedule II - Valuation and Qualifying Accounts for the years ended September 30, 1995, 1994, and 1993

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

14(a)(3)           Exhibits

                                                      Exhibit Number or
Exhibit                                               Incorporation by
Numbers     Description                               Reference to

 3       Articles of Incorporation and            Incorporated by reference
            By-Laws, as amended                      to the 1985 Annual Report
                                                     on Form 10-K; Form S-2
                                                     filed in Registration
                                                     Statement No. 33-10435 and
                                                     Exhibit A, B and C of the
                                                     1987 Proxy Statement

10          Material Contracts

            (.1) Credit and Security Agreement       10.1
                 dated December 27, 1995
                 between the Registrant and
                 IBJ Schroder Bank and Trust
                 Company

            (.2) Promissory Note dated               10.2
                 October 5, 1993  as amended
                 between Registrant and Chugai
                 Boyeki Company, Ltd.

            (.3) Mortgage Loan Agreement dated       Incorporated by
                 June 2, 1989 between the            reference to the 1989
                 Registrant and Chugai Boyeki        Annual Report on
                 Company, Ltd.                       Form 10-K


            (.4) Employment contract dated           10.4
                 October 1, 1995 between the
                 Registrant and Kenneth M. Darby

            (.5) Letter Agreement dated October      10.5
                 1, 1995 between Registrant
                 and Arthur D. Roche

            (.6) Employment Agreement dated June     10.6
                 1, 1995 between Registrant and
                 Peter Horn

            (.7) Employment Agreement dated June     10.7
                 1, 1995 betwen Registrant and
                 Yacov Pshtissky

            (.8) Deferred Compensation Agreements    Incorporated by
                 dated November 1, 1986 between the  reference to the 1992
                 Registrant and Donald N. Horn and   Annual Report on
                 Arthur V. Wallace                   Form 10K

            (.9) Agreement of lease dated            Incorporated by
                 January 18, 1988 between the        reference to the 1988
                 Registrant and Allan V. Rose        Annual Report on Form
                                                     10-K

           (.10) Sublease Agreement dated            Incorporated by reference
                 as of January 1, 1993 between       to the 1994 Annual Report
                 the Registrant and AVR              on Form 10-K
                 Mart Inc.

           (.11) Consent of Overlandlord and         Incorporated by reference
                 Release Agreement (undated)         to the 1994 Annual Report
                 between the Registrant and          on Form 10-K
                 Allan V. Rose

           (.12) Sublease Agreement dated            10.12
                 as of September 1, 1995 between
                 the Registrant and New York
                 Blood Center

           (.13) Amended and restated 1986           Incorporated by
                 Incentive Stock Option Plan         reference to the 1990
                                                     Annual Report on Form
                                                     10-K

           (.14) 1994 Incentive Stock                Incorporated by reference
                 Option Plan                         to the 1994 Annual Report
                                                     on Form 10-K

           (.15) 1994 Non-Qualified Stock Option     Incorporated by reference
                 Plan for Outside Directors          to the 1994 Annual Report
                                                     on Form 10-K

22          Subsidiaries of the Registrant           Incorporated by
                                                     reference to the Notes
                                                     to the Consolidated
                                                     Financial Statements

24          Independent Auditors' Consent            24

No other exhibits are required to be filed.


14(b) - REPORTS ON FORM 8-K

No reports on Form 8-K were required to be filed during the last quarter of the period covered by this report.

Other Matters - Form S-8 Undertaking

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-7892 (filed June 30, 1986), 33-34349 (filed April 1, 1990) and 33-90038 (filed
February 24, 1995):

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

KPMG PEAT MARWICK LLP




               Independent Auditors' Report


The Board of Directors and Shareholders
Vicon Industries, Inc.:

We have audited the consolidated financial statements of Vicon Industries, Inc. and subsidiaries as listed in Part IV, item 14(a)(1). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Part IV, item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vicon Industries, Inc. and subsidiaries at September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                     KPMG PEAT MARWICK LLP


Jericho, New York
November 16, 1995, except as
  to note 6, which is as of
  December 28, 1995





          VICON INDUSTRIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS
   Fiscal Years Ended September 30, 1995, 1994 and 1993





                                               1995         1994          1993
                                               ----         ----          ----

Net sales                               $43,846,571   $47,713,892   $45,922,832
Cost of sales                            34,300,638    37,000,055    36,648,513
                                        -----------   -----------   -----------
    Gross profit                          9,545,933    10,713,837     9,274,319


Operating expenses:
  General and administrative expense      3,366,662     3,188,183     3,487,616
  Selling expense                         6,433,483     6,712,436     6,827,256
                                        -----------   -----------   -----------
                                          9,800,145     9,900,619    10,314,872
                                        -----------   -----------   -----------


    Operating (loss) profit                (254,212)      813,218    (1,040,553)


Unrealized foreign exchange (gain) loss        (550)      (44,748)      261,804
Interest expense                          1,013,383       783,731       555,453
                                        -----------   -----------   -----------

   (Loss) income before income taxes     (1,267,045)       74,235    (1,857,810)
Income tax expense                           80,000        29,000        17,547
                                        -----------   -----------   -----------


    Net (loss) income                   $(1,347,045)  $    45,235   $(1,875,357)
                                        ===========   ===========   ===========



(Loss) income per share                    $(.49)          $.02         $(.68)
                                           =====          =====        ======




See accompanying notes to consolidated financial statements.





            VICON INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                  September 30, 1995 and 1994

ASSETS                                             1995                  1994
------                                             ----                  ----
Current
  Cash                                        $ 1,151,850           $   910,400
  Accounts receivable (less allowance
    of $542,000 in 1995 and
    $309,000 in 1994)                           8,352,845             9,733,383
  Other receivables                               261,864               301,548
  Inventories:
    Parts, components, and materials            1,594,462             2,458,840
    Work-in-process                             1,686,287             1,267,344
    Finished products                           8,831,852             9,739,832
                                              -----------           -----------
                                               12,112,601            13,466,016
  Prepaid expenses                                309,288               322,953
                                              -----------           -----------
                 Total current assets          22,188,448            24,734,300
   Property, plant and equipment:
   Land                                           292,298               292,298
   Building and improvements                    1,512,601             1,512,601
   Machinery, equipment, and vehicles          11,417,598            10,671,340
                                              -----------            ----------
                                               13,222,497            12,476,239
   Less accumulated depreciation
   and amortization                             9,960,558             9,296,420
                                              -----------           -----------
                                                3,261,939             3,179,819
Other assets                                      973,107               943,107
                                              -----------           -----------
                                              $26,423,494           $28,857,226
                                              ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
  Borrowings under revolving credit agreement      906,955              936,466
  Current maturities of long-term debt             220,739            1,260,158
  Accounts payable:
    Related party                                6,895,073            5,711,951
    Other                                        1,335,935            1,812,756
  Accrued wages and expenses                     1,697,732            1,289,511
  Income taxes payable                              78,583               32,270
  Deferred gain on sale and leaseback              332,100              332,100
                                               -----------          -----------
                                                11,467,117           11,375,212
                 Total current liabilities

Long-term debt:
  Related party                                  2,437,259            2,332,632
  Other                                          2,901,490            3,726,270
Deferred gain on sale and leaseback                433,993              766,093
Other long-term liabilities                        550,609              614,487
Commitments and contingencies - Note 10
Shareholders' equity
  Common Stock, par value $.01 per share
Authorized - 10,000,000 shares
Issued 2,788,228 shares                             27,882               27,882
Capital in excess of par value                   9,396,890            9,396,890
Retained (deficit) earnings                       (583,789)             763,256
                                               -----------          -----------
                                                 8,840,983           10,188,028
  Less treasury stock at cost, 25,400 shares       (82,901)             (82,901)
  Foreign currency translation adjustment         (125,056)             (62,595)
                                               -----------          -----------
                Total shareholders' equity       8,633,026           10,042,532
                                               -----------          -----------
                                               $26,423,494          $28,857,226
                                               ===========          ===========

See accompanying notes to consolidated financial statements




            VICON INDUSTRIES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
     Fiscal Years Ended September 30, 1995, 1994, and 1993


                                                                Earnings               Foreign       Total
                                                   Capital in   retained               currency      share-
                                         Common     excess of   in the      Treasury   translation   holders'
                               Shares     Stock     par value   business     Stock     adjustment    equity
Balance September 30, 1992    2,788,228  $27,882  $9,396,890  $2,593,378    $(82,901)  $(23,714) $11,911,535

Foreign currency translation
   adjustment                      -         -          -           -           -      (155,908)    (155,908)
Net loss                           -         -          -     (1,875,357)       -           -     (1,875,357)
                              ---------   -------  ---------- ----------    ---------  ---------  ----------
Balance September 30, 1993    2,788,228  $27,882  $9,396,890  $  718,021    $(82,901)  $(179,622) $ 9,880,270
                              ---------  -------- ----------  ----------    --------   ---------  -----------

Foreign currency translation
  adjustment                      -          -          -          -           -         82,267       82,267
Net loss                          -          -          -          45,235      -            -         45,235
                              ---------   -------  ----------  ----------   ---------   --------  ----------
Balance September 30, 1994    2,788,228  $27,882   $9,396,890  $  763,256   $(82,901) $ (62,595) $10,042,532
                              ---------  -------   ----------  ----------   --------  ---------  -----------

Foreign currency translation
   adjustment                     -          -           -            -          -       (62,461)    (62,461)
Net loss                          -          -           -      (1,347,045)      -          -     (1,347,045)
                              ---------   -------    ----------  ---------- ---------   ---------  ----------
Balance September 30, 1995    2,788,228  $27,882   $9,396,890   $ (583,789) $(82,901)  $(125,056) $8,633,026
                              =========  =======   ==========   ==========  ========   =========  ==========


See accompanying notes to consolidated financial statements.





            VICON INDUSTRIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
     Fiscal Years Ended September 30, 1995, 1994 and 1993

                                             1995          1994         1993
                                             ----          ----         ----
Cash flows from operating activities:
  Net income (loss)                     $(1,347,045) $    45,235   $(1,875,357)
  Adjustments to reconcile net income
  (loss) to net cash (used in)
  provided by operating activities:
    Depreciation and amortization           704,900      722,488       907,572
    Amortization of deferred gain
      on sale and leaseback                (332,100)    (332,100)     (332,100)
    Unrealized foreign exchange
      (gain) loss                              (550)     (44,748)      261,804
  Change in assets and liabilities:
    Accounts receivable                   1,377,405     (422,815)      565,474
    Other receivables                        39,684      230,259       262,587
    Inventories                           1,358,533   (2,201,508)     (402,703)
    Prepaid expenses                         13,513      (17,618)      116,407
    Other assets                            (30,000)    (359,547)      (53,826)
    Accounts payable                        708,591      572,724     2,301,289
    Accrued wages and expenses              409,285      (22,020)       22,583
    Income taxes payable                     48,077        8,220        (1,540)
    Other liabilities                       (63,878)     (35,277)      180,764
                                         ----------   ----------    ----------

        Net cash (used in) provided
          by operating activities         2,886,415   (1,856,707)    1,952,954
                                         ----------  -----------    ----------

Cash flows from investing activities:
    Capital expenditures, net of
      minor disposals                      (608,808)    (573,100)     (514,934)
                                        -----------   ----------    ----------
        Net cash used in
          investing activities             (608,808)    (573,100)     (514,934)
                                        -----------   ----------    ----------

Cash flows from financing activities:
    Increase (decrease) in borrowings
      under U.K. revolving credit
      agreement                             (29,511)     941,365       (14,615)
    Issuance of promissory note
      to related party                          -      2,000,000         -
    Repayments of debt                   (1,937,723)    (625,506)     (730,873)
                                         ----------   ----------   -----------
      Net cash provided by (used
          in) financing activities       (1,967,234)   2,315,859      (745,488)
                                         ----------   ----------   -----------
Effect of exchange rate changes on cash     (68,923)     (14,765)      (85,103)
                                         ----------   ----------   -----------

Net increase (decrease) in cash             241,450     (128,713)      607,429
Cash at beginning of year                   910,400    1,039,113       431,684
                                         ----------   ----------   -----------
Cash at end of year                      $1,151,850   $  910,400   $ 1,039,113
                                         ==========   ==========   ===========

Non-cash investing and financing activities:
  Capital lease obligations entered into $  178,151        -             -

Cash paid during the fiscal year for:
  Income taxes, net                     $    32,097  $    17,431   $    20,727
  Interest                              $   974,640  $   707,357   $   519,223

See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years ended September 30, 1995, 1994, and 1993


NOTE 1.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Vicon Industries, Inc. (the Company) and its wholly owned subsidiaries, Vicon Industries Foreign Sales Corp., a Foreign Sales Corporation (FSC) and Vicon Industries (U.K.), Ltd. after elimination of intercompany accounts and transactions.

Revenue Recognition

Revenues are recognized when products are sold and title is passed to a third party, generally at the time of shipment.

Inventories

Inventories are valued at the lower of cost (on a moving average basis which approximates a first-in, first-out method) or market. When it is determined that a product or product line will be sold below carrying cost, affected on hand inventories are written down to their estimated net realizable values.

Property, Plant and Equipment

Property, plant, and equipment are recorded at cost and include expenditures for replacements or major improvements. Depreciation, which includes amortization of assets under capital leases, is computed by the straight-line method over the estimated useful lives of the related assets for financial reporting purposes and on an accelerated basis for income tax purposes. Machinery, equipment and vehicles are being depreciated over periods ranging from 2 to 10 years. The Company's building is being depreciated over a period of 40 years and leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining lease term.


Research and Development

Product research and development costs are charged to cost of sales as incurred, and amounted to approximately $1,900,000, $1,600,000 and $1,600,000 in fiscal 1995, 1994, and 1993, respectively.

Earnings Per Share

Earnings per share are computed based on the weighted average number of shares outstanding and equivalent shares from dilutive stock options, if any, of 2,763,000 in 1995, 1994, and 1993, respectively.

Foreign Currency Translation

Foreign currency translation is performed utilizing the current rate method under which assets and liabilities are translated at the exchange rate on the balance sheet date, while revenues, costs, and expenses are translated at the average exchange rate for the reporting period. The resulting translation adjustment of $(125,056) and $(62,595) at September 30, 1995 and 1994,
respectively, is recorded as a component of shareholders' equity. Intercompany balances not deemed long-term in nature at the balance sheet date resulted in a translation gain of $46,893, $46,216, and $43,527 in 1995, 1994, and 1993,
respectively, which is reflected in cost of sales.

Income Taxes

In fiscal 1992, the Company adopted Statement of Financial  Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled (see Note 5).

Reclassification

Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 2.  Investment in Affiliate

The Company's 50 percent ownership in Chun Shin Electronics, Inc., a joint venture company which assembles certain Vicon products in South Korea, is accounted for using the equity method which reflects the cost of the Company's investment adjusted for the Company's proportionate share of earnings or losses. Such earnings or losses have been insignificant during each of the three years ended September 30, 1995. Assets and sales of the joint venture were approximately $2.6 million and $6.6 million, respectively, for the fiscal year ended September 30, 1995. The significant portion of joint venture product sales were to related parties including approximately $19,000 directly to the Company; approximately $5.1 million indirectly to the Company through I.I.I. Companies, Inc., a related party; and approximately $1.2 million to Chun Shin Industries, Inc., also a related party (see Note 11).

NOTE 3.  Deferred Gain on Sale and Leaseback

In fiscal 1988, under a sale and leaseback agreement, the Company sold its principal operating facility in Melville, New York for approximately $11 million and leased it back under a ten-year lease agreement. The transaction resulted in a net gain of $3,321,000 which was deferred and is being amortized over the ten-year lease period.

NOTE 4.  Short-Term Borrowings

Borrowings under the Company's revolving credit agreement represent short term borrowings by the Company's U.K. subsidiary. Maximum borrowings during 1995, 1994 and 1993 amounted to approximately $1,083,000, $1,123,000, and $494,000, respectively. The weighted-average interest rate on borrowings during these years was 8 1/2% in 1995, 7 1/4% in 1994, and 8 1/4% in 1993.

At September 30, 1995 and 1994, Accounts Payable - related party included approximately $4.5 million and $4.3 million, respectively, of extended accounts payable balances due Chugai Boyeki Company, Ltd. The extended accounts payable balance at September 30, 1995 includes approximately $4.0 million of purchases denominated in Japanese yen which bear interest at the related party's internal lending rate (4.25% at September 30, 1995). The remaining balances are denominated in U.S. dollars and bear interest at their U.S. bank's prime rate (8.75% at September 30,1995).

NOTE 5.  Income Taxes

The components of income tax expense (recovery) for the fiscal years indicated are as follows:


                         Current       Deferred         Total

        1995
     Federal        $       -       $     -         $       -
     State                                -                 -
     Foreign               80,000         -                80,000
                    -------------   ------------    -------------
                    $      80,000   $     -         $      80,000
                    =============   ============    =============


        1994
     Federal        $       -       $     -         $       -
     State                  -             -                 -
     Foreign               29,000         -                29,000
                    -------------   ------------    -------------
                    $      29,000   $     -         $      29,000
                    =============   ============    =============


        1993
     Federal        $      -        $     -         $      -
     State                 -              -                -
     Foreign               17,547         -                17,547
                    -------------   ------------    -------------
                    $      17,547   $     -         $      17,547
                    =============   ============    =============





A reconciliation of the U.S. statutory tax rate to the Company's effective tax rate follows:


                              1995                1994                1993
                              ----                ----                ----


                          Amount   Percent    Amount    Percent     Amount  Percent
U.S. statutory tax rate   $(431,000)  34.0%   $  25,000   34.0 %   $(632,000) (34.0)%
U.S. net operating
  loss carryforward        532,000    42.0      (21,000) (28.3)      549,000   29.6
Foreign subsidiary
  operations               (42,000)   (3.3)       6,000    8.0        81,547   4.4
Officers' life insurance    17,000     1.3       17,000   22.8        17,000   0.9
Other                        4,000     0.3        2,000    2.6     $   2,000    -
                          --------   ------    --------   -----    ---------   ---
      Effective Tax Rate  $ 80,000     6.3%    $ 29,000   39.1%   $   17,547   0.9 %
                          ========   ======    ========   =====   ==========  ======







The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 1995 and 1994 are presented below:

                                                     1995             1994
                                                     ----             ----
Deferred tax assets:
  Deferred gain on sale and leaseback             $  259,000       $  371,000
  Inventory obsolescence and
    disposition reserves                             328,000          337,000
  Deferred compensation accruals                     221,000          243,000
  Allowance for doubtful
    accounts receivable                              177,000           95,000
  Net operating loss carryforwards                 1,943,000        1,352,000
  General business credit carryforwards              186,000          186,000
  Other                                                8,000            9,000
                                                  ----------       ----------
    Total deferred tax assets                      3,122,000        2,593,000
Less valuation allowance                          (3,034,000)      (2,501,000)
                                                  ----------       ----------
    Net deferred tax assets                           88,000           92,000
                                                  ----------       ----------

Deferred tax liabilities:
  Cash surrender value of officers'
    life insurance                                   65,000            54,000
  Rental income on sublease                           -                12,000
  Other                                              23,000            26,000
                                                 ----------       -----------
    Total deferred tax liabilities                   88,000            92,000
                                                 ----------       -----------
Net deferred tax assets and liabilities          $  -0-           $   -0-
                                                 ----------       -----------

At September 30, 1995, the Company had net operating loss carryforwards for federal income tax purposes of approximately $5,700,000 which are available to offset future federal taxable income, if any, through 2010. The Company also had general business tax credit carryforwards for federal income tax purposes of approximately $186,000 which are available to reduce future federal income taxes, if any, through 2003. Pretax domestic and foreign (loss) income in fiscal 1995 amounted to approximately $(1,626,000) and $291,000, respectively.

NOTE 6.  Long-Term Debt

Long-term debt is comprised of the following:
                                                   1995            1994
                                                   ----            ----
Related party:
  Mortgage loan denominated in Japanese
  yen at a formula interest rate
 (6.1% and 7.4% at September 30, 1995
 and 1994) with annual installments of
 14,400,000 yen to December 1998              $  583,010         $  728,290

  Term loan with interest rate of 1%
  above the prevailing  prime rate
 (10.0% and 8.75% at September 30, 1995
 and 1994) due July 1998                       2,000,000          2,000,000
                                              ----------         ----------
                                               2,583,010          2,728,290
  Less installments due within one year          145,751            395,658
                                              ----------         ----------
                                              $2,437,259         $2,332,632

Banks and other:
  Revolving credit loan (see below)           $2,800,000         $4,500,000
  Capital lease obligations                      146,048              -
  Other                                           30,430             90,770
                                              ----------         ----------
                                               2,976,478          4,590,770
  Less installments due within one year           74,988            864,500
                                              ----------         ----------

                                              $2,901,490         $3,726,270
                                              ==========         ==========

In October 1993, the Company issued a $2,000,000 secured promissory note to Chugai Boyeki Co., Ltd., a related party. The note is subordinated to senior bank debt with regard to liens and interest under certain conditions. Subsequent to year end, the Company amended the note to defer all scheduled installments to July 1998. Accordingly, such amounts have been classified as long-term in the accompanying Consolidated Balance Sheets.

At September 30, 1995, the Company was a party to a secured Revolving Credit Agreement with two banks which provided for aggregate maximum borrowings of $2,800,000 subject to an availability formula based on accounts receivable. Borrowings under the Credit Agreement were due in October, 1995, with interest at 3% above the banks' prime rate (11.75% at September 30, 1995), and required no compensating balances. At September 30, 1995, the Company was in default of certain financial covenants under this agreement. Such debt was repaid on December 28, 1995 with the proceeds received under a new two year credit agreement with another bank which provides for maximum borrowings of $3,250,000 through June 30, 1996 and $4,000,000 thereafter, subject to an availability formula based on accounts receivable and inventory balances. Borrowings under the agreement bear interest at the bank's prime rate plus 1.25% (9.75% at December 27, 1995).

The bank debt contains restrictive covenants which, among other things, require the Company to maintain certain levels of net worth, earnings and ratios of interest coverage and debt to net worth. Borrowings under these agreements are secured by substantially all assets of the Company.

Long-term debt maturing in each of the four years subsequent to September 30, 1995 approximates $221,000 in 1996, $220,000 in 1997, $4,973,000 in 1998 and
$145,000 in 1999, respectively.

At September 30, 1995, future minimum annual rental commitments under the non-cancellable capital lease obligations were as follows: $68,556 in 1996, $68,556 in 1997, and $28,308 in 1998, which includes imputed interest of $12,235 in 1996, $6,355 in 1997 and $782 in 1998.

NOTE 7.  Foreign Operations

The Company operates one foreign entity, Vicon Industries (U.K.), Ltd., a wholly
owned   subsidiary   which  markets  and  distributes  the  Company's   products
principally within the United Kingdom and Europe.

The following summarizes certain information covering the Company's operations in the
U.S. and U.K. for fiscal years 1995, 1994, and 1993:

                                          1995              1994             1993
                                          ----              ----             ----
Net sales
  U.S.                               $34,294,000         $39,342,000    $38,960,000
  U.K.                                 9,553,000           8,372,000      6,963,000
                                     -----------         -----------    -----------
    Total                            $43,847,000         $47,714,000    $45,923,000
Operating profit (loss)
  U.S.                               $  (827,000)        $   542,000    $(1,176,000)
  U.K.                                   573,000             271,000        135,000
                                     -----------         -----------    -----------
    Total                            $  (254,000)        $   813,000    $(1,041,000)
Identifiable assets
  U.S.                               $21,213,000         $23,388,000    $22,365,000
  U.K.                                 5,210,000           5,469,000      3,704,000
                                     -----------         -----------    -----------
    Total                            $26,423,000         $28,857,000    $26,069,000

Net assets-- U.K.                    $   711,000         $   499,000    $   418,000

U.S. sales include $7,987,000, $8,358,000, and $9,144,000 for export in fiscal years 1995, 1994, and 1993, respectively. Operating profit (loss) excludes unrealized foreign exchange gain/loss, interest expense and income taxes. U.S. assets include $1,127,000, $888,000, and $826,000 in fiscal years 1995, 1994, and 1993, respectively, of cash for general corporate use.

NOTE 8.  Stock Options and Stock Purchase Rights

Stock option plans include both incentive and non-qualified options covering a total of 554,174 shares of common stock reserved for issuance to key employees, including officers and directors. Such amount includes a total of 200,000 options reserved for issuance in 1994 under an Incentive Stock Option Plan, as well as a total of 50,000 options reserved for issuance in 1994 under a Non-Qualified Stock Option Plan for Outside Directors. Both of these plans were approved by the Company's shareholders in April 1994. All options are issued at fair market value at the grant date and are exercisable in varying installments according to the plans. There were 254,513 and 123,000 shares available for grant at September 30, 1995 and 1994, respectively. As of September 30, 1995, 1994, and 1993, options exercisable pursuant to the plans amounted to 198,783, 268,054 and 291,738, respectively.





Changes in  outstanding  stock  options for the three years ended  September 30,
1995, are presented below:
                                             Shares      Price Range Per Share
Balance-September 30, 1992                   312,256     $ 2.12   --   4.88

    Granted                                   23,482     $ 2.25   --   2.875
    Cancelled                                (22,564)    $ 2.12   --   2.875
                                             -------
Balance-September 30, 1993                   313,174     $ 2.12   --   4.88
                                             -------

    Granted                                  221,694     $ 1.88   --   --
    Cancelled                               (103,694)    $ 2.12   --   4.88
                                             -------
Balance-September 30, 1994                   431,174     $ 1.88   --   2.38
                                             -------

    Granted                                   25,000     $ 1.94   --   --
    Cancelled                               (156,513)    $ 1.88   --   2.25
                                             -------
Balance-September 30, 1995                   299,661     $ 1.88   --   2.38
                                             -------


In November 1986, the Board of Directors declared a dividend of one Stock Purchase Right for each share of common stock outstanding on December 1, 1986. In addition, 385,715 Rights were distributed with certain new shares subsequently issued by the Company. The Rights entitle the holder to purchase for $15 one share of common stock subject to adjustment under certain conditions. The Rights are redeemable by the Company until the occurrence of certain events at $.05 per Right.

NOTE 9.  Industry Segment and Major Customer

The Company operates in one industry and is engaged in the design, manufacture, assembly, and marketing of closed-circuit television (CCTV) equipment and systems for the CCTV segment of the security products industry. The Company's products include all components of a video surveillance system such as remote positioning devices, cameras, monitors, video switchers, housings, mounting accessories, recording devices, manual and motorized lenses, controls, video signal equipment, and consoles for system assembly. No customer represented sales in excess of ten percent of consolidated revenues during any of the three fiscal years presented.

NOTE 10.  Commitments

In January 1988, the Company entered into a sale and leaseback agreement involving its principal operating facility (see Note 3). The ten-year lease provides for rent of $1,128,000 in the first year, increasing 4 percent annually through 1998.

In November 1994, the Company entered into a sublease agreement, dated January 1, 1993, with an affiliated company of the landlord which provides for minimum sublease payments to the Company of $120,000 in calendar year 1993; $180,000 in 1994; $240,000 in 1995 and $300,000 per year from January 1, 1996 through
January 19, 1998, in exchange for the right to occupy a total of approximately 25,000 sq. ft. of office and warehouse space in the Company's primary operating facility. At the same time, the Company entered into an agreement with its landlord and subtenant whereby the Company has agreed to vacate its principal operating facility at anytime after January 1995, at the landlord's or subtenant's option, and the landlord has agreed to release the Company from its future lease obligations in consideration of a lease termination payment by the Company to the landlord of $1,000,000. Such option, if exercised, would also require the landlord to provide the Company with at least six months notice prior to the required vacate date. The lease termination payment will be reduced by $27,778 for each month after January 31, 1995 that the Company remains obligated under the primary lease. Should the landlord or subtenant exercise its option, the potential charge to earnings will consist of relocation costs and the write-off of abandoned leasehold improvements. The lease termination payment will be substantially offset by the then remaining carrying value of the deferred sale and leaseback gain.

Additionally, the Company occupies certain other facilities, or is contingently liable, under long-term operating leases which expire at various dates through 1998. The leases, which cover periods from one to four years, generally provide for renewal options at specified rental amounts. The aggregate operating lease commitment (net of sublease rental) at September 30, 1995 was $2,406,000 with minimum rentals for the fiscal years shown as follows: 1996--$900,000; 1997--$1,121,000; 1998--$385,000.

The Company is a party to employment agreements with four executives which provide for, among other things, the payment of compensation if there is a change in control (as defined in the agreements). The contingent liability under these change in control provisions at September 30, 1995 was approximately $1,485,000. The total compensation payable under these agreements aggregated $1,675,000 at September 30, 1995. The Company is also a party to insured deferred compensation agreements with two retired officers. The aggregate remaining compensation payments of approximately $1,114,000 as of September 30, 1995 are subject to the individuals adherence to certain non-compete convenants, and are payable over a ten year period commencing upon retirement.

Sales to the Company's U.K. subsidiary are denominated in British pounds sterling. The Company attempts to minimize its currency exposure on these intercompany sales through the purchase of forward exchange contracts to cover unpaid receivables. These contracts generally involve the exchange of one currency for another at a future date and specified exchange rate. At September 30, 1995, the Company had approximately $872,000 of outstanding forward exchange contracts to sell British pounds. Such contracts expire at varying dates and exchange rates through December 27, 1995.

The Company's purchases of Japanese sourced products through Chugai Boyeki Co., Ltd., a related party, are denominated in Japanese yen. At September 30, 1995, Chugai had purchased, on the Company's behalf, forward exchange contracts to purchase approximately 380 million Japanese yen to hedge the currency risk on accounts payables denominated in Japanese yen. Such contracts expire at varying dates and exchange rates through June 1996.

NOTE 11:  Related Party Transactions

As of September 30, 1995 and 1994, Chugai Boyeki Company, Ltd. ("Chugai") owned 548,715 shares of the Company's common stock (19.9% of the total outstanding shares). The Company, which has been conducting business with Chugai for approximately 16 years, imports certain finished products and components through Chugai and also sells its products to Chugai who resells the products in certain Asian and European markets. The Company purchased approximately $11.6, $14.1, and $14.6 million of products and components from Chugai in fiscal years 1995, 1994, and 1993, respectively, and the Company sold $3.4, $3.5, and $4.5 million of product to Chugai for distribution in fiscal years 1995, 1994, and 1993, respectively. At September 30, 1995 and 1994, the Company owed $6.9 million and $5.8 million, respectively, to Chugai and Chugai owed $92,000 and $157,000, respectively, to the Company resulting from purchases of products. The amounts owed to Chugai are secured by a subordinated lien on substantially all the Company's assets. During fiscal 1989, Chugai made a mortgage loan to the Company in the amount of $1,026,000 to partially finance the construction of a new sales/distribution facility in the U.K. In October 1993, the Company borrowed $2 million from Chugai under a promissory note agreement. See Note 6 for a further discussion of this transaction.

As of September 30, 1995, Mr. Chu S. Chun controlled 168,957 shares of the Company's common stock (6.1% of the total outstanding shares). Mr. Chun owns Chun Shin Industries, Inc., the Company's 50% Korean joint venture partner, and Chun Shin Electronics. (CSE) which purchases product from the joint venture (see
Note 2). During 1994, the Company entered into a supplier agreement with I.I.I. Companies, Inc. (I.I.I.), a U.S. based company controlled by Mr. Chun, whereby I.I.I. arranges the importation and provides short term financing on all the Company's product purchases from Chun Shin Electronics, Inc. During fiscal years 1995 and 1994, the Company purchased approximately $5.1 million and $3.1 million of products from I.I.I. under this agreement. Further, the Company sold approximately $900,000 and $1.1 million of its products to I.I.I. during fiscal years 1995 and 1994, respectively. At September 30, 1995 and 1994, I.I.I. owed the Company approximately $422,000 and $289,000, respectively.




            VICON INDUSTRIES, INC. AND SUBSIDIARIES
                   QUARTERLY FINANCIAL DATA

(Unaudited)


                                                                Net
                                                              Earnings
  Quarter          Net            Gross           Net           (Loss)
   Ended          Sales          Profit      Profit (Loss)    Per Share
Fiscal 1995
December       $11,828,000      $2,698,000    $    16,000     $   .01
March           10,952,000       2,351,000       (467,000)       (.17)
June            10,287,000       2,247,000       (540,000)       (.20)
September       10,780,000       2,250,000       (356,000)       (.13)
               -----------      ----------    -----------     -------
  Total        $43,847,000      $9,546,000    $(1,347,000)    $  (.49)
               ===========      ==========    ===========     =======



Fiscal 1994
December       $11,617,000      $2,529,000    $   (92,000)    $  (.03)
March           12,326,000       2,694,000         34,000         .01
June            12,005,000       2,742,000         31,000         .01
September       11,766,000       2,749,000         72,000         .03
               -----------     -----------    -----------     -------
 Total         $47,714,000     $10,714,000    $    45,000     $   .02
               ===========     ===========    ===========     =======






The Company has not declared or paid cash dividends on its common stock for any of the foregoing periods. Additionally, certain loan agreements restrict the payment of any cash dividends in future periods.

Because of changes in the number of common shares outstanding and market price fluctuations affecting outstanding stock options, the sum of quarterly earnings per share may not equal the earnings per share for the full year.





                                                          SCHEDULE II




            VICON INDUSTRIES, INC. AND SUBSIDIARIES

               VALUATION AND QUALIFYING ACCOUNTS


        Years ended September 30, 1995, 1994, and 1993



                              Balance at   Charged to              Balance
                              beginning    costs and               at end
     Description              of period    expenses    Deductions  of period
Reserves and allowances
  deducted from asset
  accounts:

Allowance for uncollectible
  accounts:


September 30, 1995            $309,000     $381,000    $148,000   $542,000
                              ========     ========    ========   ========

September 30, 1994            $295,000     $180,000    $166,000   $309,000
                              ========     ========    ========   ========

September 30, 1993            $303,000     $181,000    $189,000   $295,000
                              ========     ========    ========   ========


                          SIGNATURES


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICON INDUSTRIES, INC.

By Kenneth M. Darby          By Arthur D. Roche           By John M. Badke
   -------------------------    -------------------------    -------------------
   Kenneth M. Darby             Arthur D. Roche              John M. Badke
   President                    Executive Vice President     Controller
   (Chief Executive Officer)    (Chief Financial Officer)    (Chief Acctg.Offr.)

January 12, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

VICON INDUSTRIES, INC.


Donald N. Horn                                         January 12, 1996
---------------------                                  ----------------
Donald N. Horn            Chairman of the Board        Date

Kenneth M. Darby          Director                     January 12, 1996
---------------------                                  ----------------
Kenneth M. Darby                                       Date

Arthur D. Roche           Director                     January 12, 1996
---------------------                                  ----------------
Arthur D. Roche                                        Date

Arthur V. Wallace         Director                     January 12, 1996
---------------------                                  ----------------
Arthur V. Wallace                                      Date

Peter F. Barry                                         January 12, 1996
---------------------                                  ----------------
Peter F. Barry            Director                     Date

Milton F. Gidge                                        January 12, 1996
---------------------                                  ----------------
Milton F. Gidge           Director                     Date

Michael D. Katz                                        January 12, 1996
---------------------                                  ----------------
Michael D. Katz           Director                     Date

Peter F. Neumann                                       January 12, 1996
---------------------                                  ----------------
Peter F. Neumann          Director                     Date

W. Gregory Robertson                                   January 12, 1996
W. Gregory Robertson      Director                     Date

Kazuyoshi Sudo                                         January 12, 1996
Kazuyoshi Sudo            Director                     Date

                          SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICON INDUSTRIES, INC.


By ------------------------ By ------------------------ By ---------------------
   Kenneth M. Darby            Arthur D. Roche            John M. Badke
   President                   Executive Vice President   Controller
   (Chief Executive Officer)   (Chief Financial Officer)  (Chief Acctg. Officer)

January 12, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

VICON INDUSTRIES, INC.


                                                       January 12, 1996
Donald N. Horn            Chairman of the Board        Date


                          Director                     January 12, 1996
Kenneth M. Darby                                       Date


                          Director                     January 12, 1996
Arthur D. Roche                                        Date


                          Director                     January 12, 1996
Arthur V. Wallace                                      Date


                                                       January 12, 1996
Peter F. Barry            Director                     Date


                                                       January 12, 1996
Milton F. Gidge           Director                     Date


                                                       January 12, 1996
Michael D. Katz           Director                     Date


                                                       January 12, 1996
Peter F. Neumann          Director                     Date


                                                       January 12, 1996
W. Gregory Robertson      Director                     Date


                                                       January 12, 1996
Kazuyoshi Sudo            Director                     Date