Form 10-Q
period 1995-12-31
VICON INDUSTRIES INC /NY/
filed 1996-02-14
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549

                                    FORM 10-Q


     QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended  December 31, 1995            Commission File No.  1-7939
                  ----------------------------                      -------




                     VICON INDUSTRIES, INC.
               (Exact name of registrant as specified in its charter)


      NEW YORK STATE                                           11-2160665
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          identification No.)



            525 Broad Hollow Road, Melville, New York                  11747
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


                               Yes    X        No


At December 31 1995, the registrant had outstanding 2,762,828 shares of Common Stock, $.01 par value.

                         PART I - FINANCIAL INFORMATION

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES

               (CONDENSED) CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                 Three Months Ended

                                            12/31/95               12/31/94

Net sales...........................      $10,512,468            $11,827,529
Costs and expenses:
  Cost of goods sold................        7,806,854              9,129,409
  Selling, general & admin.
    expenses........................        2,357,942              2,378,120
  Interest expense..................          235,372                279,609
  Unrealized foreign
    exchange gain...................          (14,372)                 -
                                          -----------            -----------
     Total costs and expenses.......       10,385,796             11,787,138

Income before income taxes..........          126,672                 40,391

Provision for
    income taxes....................           25,000                 24,000
                                          -----------            -----------
Net income..........................      $   101,672            $    16,391
                                          ===========            ===========



Net income per share                       $   .04                $   .01
                                               ===                    ===




Shares outstanding                          2,763,000            2,763,000


See Notes to (Condensed) Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     (CONDENSED) CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)




ASSETS                                              12/31/95        9/30/95


CURRENT ASSETS
Cash............................................  $    825,200   $ 1,151,850
Accounts receivable (less allowance
  of $593,000 at December 31, 1995 and
  $542,000 at September 30, 1995)...............     8,267,254     8,352,845
Other receivables...............................       251,278       261,864
Inventories:
  Parts, components, and materials..............     1,625,270     1,594,462
  Work-in-process...............................     2,014,132     1,686,287
  Finished products.............................     9,038,826     8,831,852
                                                   -----------   -----------
                                                    12,678,228    12,112,601
Prepaid expenses................................       367,954       309,288
                                                   -----------   -----------
TOTAL CURRENT ASSETS............................    22,389,914    22,188,448
--------------------
Property, plant and equipment...................    13,260,686    13,222,497
Less:  accumulated depreciation.................   (10,116,098)   (9,960,558)
                                                   -----------   -----------
                                                     3,144,588     3,261,939
Other assets....................................     1,024,301       973,107
                                                   -----------   -----------

TOTAL ASSETS....................................   $26,558,803   $26,423,494
------------                                       ===========   ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Borrowings under revolving credit agreement.....  $    820,624   $   906,955
Current maturities of long-term debt............       210,871       220,739
Accounts payable:
  Related party.................................     8,276,120     6,895,073
  Other.........................................     1,667,184     1,335,935
Accrued wages and expenses......................     1,311,968     1,697,732
Income taxes payable............................       105,275        78,583
Deferred gain on sale and leaseback.............       332,100       332,100
                                                  ------------   -----------
TOTAL CURRENT LIABILITIES                           12,724,142    11,467,117
-------------------------

Long-term debt:
  Related party.................................     2,277,267     2,437,259
  Other.........................................     1,964,724     2,901,490
Deferred gain on sale and leaseback.............       350,968       433,993
Other long-term liabilities.....................       536,363       550,609
SHAREHOLDERS' EQUITY
Common stock, par value $.01....................        27,882        27,882
Capital in excess of par value..................     9,396,890     9,396,890
Accumulated deficit.............................      (482,117)     (583,789)
                                                  ------------   -----------
                                                     8,942,655     8,840,983
Less Treasury stock 25,400 shares, at cost......       (82,901)      (82,901)
Foreign currency translation adjustment.........      (154,415)     (125,056)
                                                  ------------   -----------
TOTAL SHAREHOLDERS' EQUITY                           8,705,339     8,633,026
--------------------------                        ------------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......  $ 26,558,803   $26,423,494
------------------------------------------        ============   ===========

See Notes to (Condensed) Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
               (CONDENSED) CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Three Months Ended

                                                       12/31/95        12/31/94

Cash flows from operating activities:
    Net income...................................    $  101,672     $    16,391
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization..............       164,207         157,924
      Amortization of sale and leaseback.........       (83,025)        (83,025)
      Unrealized foreign exchange gain...........       (14,372)           -
  Change in assets and liabilities:
    Accounts receivable..........................        45,762       1,056,318
    Other receivables............................        10,586         (75,785)
    Inventories..................................      (591,402)      1,240,549
    Prepaid  expenses............................       (60,592)       (165,178)
    Other assets.................................       (51,194)          8,334
    Accounts  payable............................     1,721,152        (948,901)
    Accrued wages and expenses...................      (377,884)        212,011
    Income taxes payable.........................        26,912          19,092
    Other  liabilities...........................       (14,246)        (13,075)
                                                      ---------       ---------
       Net cash provided by
          operating activities..................        877,576       1,424,655
                                                      ---------       ---------

Cash flows from investing activities:
    Capital expenditures, net of
      minor  disposals...........................       (74,136)        (82,354)
                                                      ---------      ----------
        Net cash used in investing activities....       (74,136)        (82,354)
                                                      ---------      ----------

Cash flows from financing activities:
    Net borrowings under new credit and
      security agreement.........................     1,882,078          -
    Repayments of U.S. revolving credit
      agreement..................................    (2,800,000)       (500,000)
    Decrease in borrowings under U.K. revolving
      credit agreement...........................      (69,556)        (278,145)
    Repayments of other debt.....................     (178,639)         (15,988)
                                                    ----------       ----------
      Net cash used in financing activities......    (1,166,117)       (794,133)
                                                     ----------      ----------
Effect of exchange rate changes on cash..........        36,027         (62,877)
                                                     ----------      ----------

Net increase (decrease) in cash..................     (326,650)        485,291
Cash at beginning of quarter.....................    1,151,850         910,400
                                                    ----------      ----------
Cash at end of period............................   $  825,200      $1,395,691
                                                    ==========      ==========








See Notes to (Condensed) Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO (CONDENSED) CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 1995



Note 1:  Basis of Presentation

The accompanying unaudited (condensed) consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1995.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations
Three Months Ended December 31, 1995 Compared with December 31, 1994


Net sales for the quarter ended December 31, 1995 were approximately $10.5 million compared with $11.8 million in the corresponding quarter last fiscal year. This decrease of 11.1% was due principally to lower sales in Europe. Order intake for the quarter was $11.1 million which increased backlog to $3.3 million at December 31, 1995.

Gross profit margins for the current quarter were 25.7% compared with 22.8% in the corresponding quarter one year ago. The margin increase was due principally to a change in sales mix to products with higher margins including increased control system sales.

Operating expenses for the current quarter were comparable to last year at $2.4 million. Interest expense decreased by approximately $44,000 to $235,000 for the current year quarter due principally to a reduction in average interest rates

During the current quarter, the Company incurred an unrealized foreign exchange gain of $14,000. This gain resulted from the Company's revaluation of its yen denominated mortgage obligation into U.S. dollars as the value of the British pound sterling gained against the Japanese yen during the period.

The increase in pretax income of $86,000 was due principally to increased gross profit margins on sales during the quarter.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND FINANCIAL CONDITION

December 31, 1995 Compared with September 30, 1995

Working capital declined by approximately $1.1 million to $9.7 million at December 31, 1995. The decline was principally due to the paydown of long term bank debt pursuant to the refinancing discussed below.

Accounts receivable remained principally unchanged at December 31, 1995. Inventories increased approximately $.6 million to $12.7 million at December 31, 1995 as a result of higher finished goods stocking levels and new product inventories. Accounts payable to a related party, Chugai Boyeki Co., Ltd., increased approximately $1.4 million to $8.3 million at December 31, 1995. The increase relates to inventory growth and bank refinancing.

The Company has a revolving line of credit of 700,000 pounds sterling (approx. $1.1 million) in the U.K. to support local cash requirements. At December 31, 1995, borrowings under this agreement were approximately $821,000, which was used for general working capital purposes.

In late December 1995, the Company repaid $2.8 million of bank debt with the proceeds of a new bank loan. The new two year loan agreement provides for maximum borrowings of $3,250,000 through June 30, 1996 and $4,000,000 thereafter, subject to an availability formula based on accounts receivable and inventories. Borrowings under such agreement amounted to approximately $1.9 million at December 31, 1995. Concurrent with the new loan agreement, the Company amended its $2,000,000 secured promissory note with Chugai Boyeki Co., Ltd., a related party, to defer all scheduled installments to July 1998. The Company believes that the new loan agreement and its other sources of credit provide adequate funding to meet its near term cash requirements.

                                     PART II

ITEM 1 - LEGAL PROCEEDINGS

         The Company has no material outstanding litigation.

ITEM 2 - CHANGES IN SECURITIES

         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         During the quarter, the Company was in default of its then banks Revolving Credit loan. The loan was repaid on December 28, 1995 with the proceeds of a new two year credit agreement with another bank.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5 - OTHER INFORMATION

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          No Form 8-K was required to be filed during the current quarter.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





February 13, 1996








                                           VICON INDUSTRIES, INC.







Kenneth M. Darby                           Arthur D. Roche
President                                  Executive Vice President
Chief Executive Officer                    Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





February 13, 1996







                                           VICON INDUSTRIES, INC.
                                           VICON INDUSTRIES, INC.






Kenneth M. Darby                           Arthur D. Roche
Kenneth M. Darby                           Arthur D. Roche
President                                  Executive Vice President
Chief Executive Officer                    Chief Financial Officer