Form 10-Q
period 1996-03-31
VICON INDUSTRIES INC /NY/
filed 1996-05-14
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549

                                    FORM 10-Q


     QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended  March 31, 1996            Commission File No.  1-7939
                  -------------------------                      -------




                     VICON INDUSTRIES, INC.
               (Exact name of registrant as specified in its charter)


      NEW YORK STATE                                           11-2160665
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          identification No.)



            525 Broad Hollow Road, Melville, New York                  11747
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


                               Yes    X        No


At March 31, 1996, the registrant had outstanding 2,762,828 shares of Common Stock, $.01 par value.

                         PART I - FINANCIAL INFORMATION

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES

               (CONDENSED) CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                 Three Months Ended

                                            3/31/96               3/31/95

Net sales...........................      $10,855,627           $10,952,150
Costs and expenses:
  Cost of goods sold................        8,107,322             8,601,648
  Selling, general & admin.
    expenses........................        2,417,914             2,451,930
  Interest expense..................          184,967               253,974
  Unrealized foreign
    exchange (gain) loss............           (5,012)               95,667
                                          -----------           -----------
     Total costs and expenses.......       10,705,191            11,403,219

Income (loss) before income taxes...          150,436              (451,069)

Provision for
    income taxes....................           25,000                16,000
                                          -----------           -----------
Net income (loss)...................      $   125,436           $  (467,069)
                                          ===========           ===========



Net income (loss) per share                $   .05                $   (.17)
                                               ===                     ===




Shares outstanding                          2,762,828            2,762,828


See Notes to (Condensed) Consolidated Financial Statements.

                         PART I - FINANCIAL INFORMATION

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES

               (CONDENSED) CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                 Six Months Ended

                                            3/31/96               3/31/95

Net sales...........................      $21,368,095           $22,779,679
Costs and expenses:
  Cost of goods sold................       15,914,178            17,731,056
  Selling, general & admin.
    expenses........................        4,775,855             4,830,051
  Interest expense..................          420,338               533,583
  Unrealized foreign
    exchange (gain) loss............          (19,384)               95,667
                                          -----------           -----------
     Total costs and expenses.......       21,090,987            23,190,357
                                          -----------           -----------

Income (loss) before income taxes...          277,108              (410,678)

Provision for
    income taxes....................           50,000                40,000
                                          -----------           -----------
Net income (loss)...................      $   227,108           $  (450,678)
                                          ===========           ===========



Net income (loss) per share                $   .08                $   (.16)
                                               ===                     ===




Shares outstanding                          2,762,828            2,762,828


See Notes to (Condensed) Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     (CONDENSED) CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



ASSETS                                                3/31/96      9/30/95


CURRENT ASSETS
Cash............................................  $     23,669   $ 1,151,850
Accounts receivable (less allowance
  of $306,000 at March 31, 1996 and
  $542,000 at September 30, 1995)...............     8,866,616     8,352,845
Other receivables...............................       228,335       261,864
Inventories:
  Parts, components, and materials..............     1,331,736     1,594,462
  Work-in-process...............................     2,545,726     1,686,287
  Finished products.............................     9,731,287     8,831,852
                                                   -----------   -----------
                                                    13,608,749    12,112,601
Prepaid expenses................................       339,483       309,288
                                                   -----------   -----------
TOTAL CURRENT ASSETS............................    23,066,852    22,188,448
- --------------------

Property, plant and equipment...................    13,412,378    13,222,497
Less:  accumulated depreciation.................   (10,281,832)   (9,960,558)
                                                   -----------   -----------
                                                     3,130,546     3,261,939
Other assets....................................     1,067,002       973,107
                                                   -----------   -----------

TOTAL ASSETS....................................   $27,264,400   $26,423,494
- ------------                                       ===========   ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Borrowings under revolving credit agreement.....  $    776,402   $   906,955
Current maturities of long-term debt............       209,172       220,739
Accounts payable:
  Related party.................................     7,318,362     6,895,073
  Other.........................................     2,200,696     1,335,935
Accrued wages and expenses......................     1,336,514     1,697,732
Income taxes payable............................       127,912        78,583
Deferred gain on sale and leaseback.............       332,100       332,100
                                                  ------------   -----------
TOTAL CURRENT LIABILITIES                           12,301,158    11,467,117
- -------------------------

Long-term debt:
  Related party.................................     2,270,331     2,437,259
  Other.........................................     3,070,514     2,901,490
Deferred gain on sale and leaseback.............       267,944       433,993
Other long-term liabilities.....................       534,092       550,609
SHAREHOLDERS' EQUITY
Common stock, par value $.01....................        27,882        27,882
Capital in excess of par value..................     9,396,890     9,396,890
Accumulated deficit.............................      (356,681)     (583,789)
                                                  ------------   -----------
                                                     9,068,091     8,840,983
Less Treasury stock 25,400 shares, at cost......       (82,901)      (82,901)
Foreign currency translation adjustment.........      (164,829)     (125,056)
                                                  ------------   -----------
TOTAL SHAREHOLDERS' EQUITY                           8,820,361     8,633,026
- --------------------------                        ------------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......  $ 27,264,400   $26,423,494
- ------------------------------------------        ============   ===========

See Notes to (Condensed) Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
               (CONDENSED) CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Six Months Ended

                                                       3/31/96          3/31/95

Cash flows from operating activities:
    Net income (loss)..............................  $ 227,108      $  (450,678)
    Adjustments to reconcile net income (loss) to net
    cash (used in) provided by operating activities:
      Depreciation and amortization................    335,947          305,325
      Amortization of sale and leaseback...........   (166,050)        (166,050)
      Unrealized foreign exchange (gain) loss......    (19,384)          95,667
  Change in assets and liabilities:
    Accounts receivable..........................     (585,249)       1,873,040
    Other receivables............................       13,086           36,621
    Inventories..................................   (1,538,560)       1,247,311
    Prepaid  expenses............................      (33,460)         (78,185)
    Other assets.................................      (93,895)           5,008
    Accounts  payable............................    1,304,196       (1,132,578)
    Accrued wages and expenses...................     (346,606)         109,274
    Income taxes payable.........................        50,711          36,445
    Other  liabilities...........................       (16,517)        (37,774)
                                                      ---------       ---------
       Net cash (used in) provided by
           operating activities..................      (868,673)      1,843,426
                                                      ---------       ---------

Cash flows from investing activities:
    Capital expenditures, net of
      minor  disposals...........................      (249,979)       (372,237)
                                                      ---------      ----------
        Net cash used in investing activities....      (249,979)       (372,237)
                                                      ---------      ----------

Cash flows from financing activities:
    Net borrowings under new credit and
      security agreement.........................     3,011,904           -
    Repayments of U.S. revolving credit
      agreement..................................    (2,800,000)     (1,100,000)
    Decrease in borrowings under U.K. revolving
      credit agreement...........................     (102,516)        (451,935)
    Repayments of other debt.....................     (203,965)         (87,939)
                                                     ----------      ----------
      Net cash used in financing activities......       (94,577)     (1,639,874)
                                                     ----------      ----------
Effect of exchange rate changes on cash..........        85,048           5,467
                                                     ----------      ----------

Net decrease in cash.............................    (1,128,181)       (163,218)
Cash at beginning of year........................     1,151,850         910,400
                                                     ----------      ----------
Cash at end of period............................    $   23,669      $  747,182
                                                     ==========      ==========








See Notes to (Condensed) Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO (CONDENSED) CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 1996



Note 1:  Basis of Presentation

The accompanying unaudited (condensed) consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1995.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations
Three Months Ended March 31, 1996 Compared with March 31, 1995

Net sales for the quarter ended March 31, 1996 were approximately $10.9 million compared with $11.0 million in the corresponding quarter last year. The backlog of orders decreased $.5 million during the quarter to $2.8 million at March 31, 1996 due to lower order intake principally in the U.S. market.

Gross profit margins for the current quarter were 25.3% compared with 21.5% in the corresponding quarter one year ago. The margin increase was due principally to a beneficial sales mix of products with higher margins such as control and certain new digital video products.

Operating expenses for the current quarter were similar to last year at $2.4 million. Inflationary increases were offset by ongoing cost control measures. Interest expense decreased approximately $69,000 to $185,000 for the current year quarter due principally to a lower cost of borrowing.

During the prior year quarter, the Company incurred an unrealized foreign exchange loss of approximately $96,000. This loss resulted from the Company's revaluation of its yen denominated mortgage obligation into U.S. dollars.

The increase in current quarter pretax income of approximately $602,000 was principally due to increased gross profit margins on sales, lower interest expense and favorable foreign currency effects during the quarter.



Results of Operations
Six Months Ended March 31, 1996 Compared with March 31, 1995

Net sales for the six months ended March 31, 1996 were approximately $21.4 million compared with $22.8 million in the corresponding period last year. The decrease of 6.2% was principally due to lower European sales.

Gross profit margins for the six months ended March 31, 1996 were 25.5% compared with 22.2% in the corresponding period one year ago. The margin increase was due principally to a beneficial sales mix of products with higher margins such as control and certain new digital video products.

Operating expenses for the six months ended March 31, 1996 were similar to last year at $4.8 million. Inflationary increases were offset by ongoing cost control measures. Interest expense decreased by approximately $113,000 to $420,000 for the current period due principally to a lower cost of borrowing.

During the current period, the Company incurred an unrealized foreign exchange gain of $19,000 compared with a $96,000 loss in the corresponding period last year. These gains and losses resulted from the Company's revaluation of its yen denominated mortgage obligation into U.S. dollars.

The increase in current period pretax income of approximately $688,000 was principally due to increased gross profit margins on sales, lower interest expense and favorable foreign currency effects during the period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND FINANCIAL CONDITION

March 31, 1996 Compared with September 30, 1995

Working capital remained essentially the same at approximately $10.8 million at March 31, 1996.

Accounts receivable increased approximately $.5 million to $8.9 million at March 31, 1996, principally as a result of slower receivable turnover. Inventories increased approximately $1.5 million to $13.6 million at March 31, 1996 due mainly to increased inventory levels of new products. Accounts payable increased approximately $1.3 million to $9.5 million at March 31, 1996 as a result of the increased inventory levels.

The Company has a revolving credit facility of 700,000 pounds sterling (approx. $1.1 million) in the U.K. to support local cash requirements. At March 31, 1996, borrowings under this agreement were approximately $776,000, which was used for general working capital purposes.

In December 1995, the Company repaid $2.8 million of bank debt with the proceeds of a new U.S. bank loan. The new two year loan agreement provides for maximum borrowings of $4,000,000, subject to an availability formula based on U.S. accounts receivable and inventories. Borrowings under such agreement amounted to approximately $3.0 million at March 31, 1996. Concurrent with the new loan agreement, the Company amended its $2,000,000 secured promissory note with Chugai Boyeki Co., Ltd., a related party, to defer all scheduled principal installments to July 1998. The Company believes that the new loan agreement and its other sources of credit provide adequate funding to meet its near term cash requirements.

                                     PART II

ITEM 1 - LEGAL PROCEEDINGS

         The Company has no material outstanding litigation.

ITEM 2 - CHANGES IN SECURITIES

         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting was held on April 25, 1996.

         The following directors were elected at the meeting:

                    Donald H. Horn
                    Peter F. Barry
                    Arthur D. Roche

          The terms of the following directors continued after the meeting:

                    Kenneth M. Darby
                    Milton F. Gidge
                    Michael D. Katz
                    Peter F. Neumann
                    Kazuyoshi P. Sudo
                    W. Gregory Robertson
                    Arthur V. Wallace


      The matters voted upon at the meeting and the results of each vote are as follows:

     Nominees                                               Withhold
     For Directors:                  For                    Authority

     Mr. Horn                     2,572,982                    39,317
     Mr. Barry                    2,282,775                   329,524
     Mr. Roche                    2,572,332                    39,967

     Ratification of
      Auditors                    2,589,541                    19,925

ITEM 5 - OTHER INFORMATION

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          No Form 8-K was required to be filed during the current quarter.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





May  9, 1996








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





May 9, 1996







                                           VICON INDUSTRIES, INC.
                                           VICON INDUSTRIES, INC.






Kenneth M. Darby                           Arthur D. Roche
Kenneth M. Darby                           Arthur D. Roche
President                                  Executive Vice President
Chief Executive Officer                    Chief Financial Officer