Form 10-Q
period 1996-06-30
VICON INDUSTRIES INC /NY/
filed 1996-08-14
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549

                                    FORM 10-Q


     QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  June 30, 1996             Commission File No.  1-7939
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


                               Yes    X        No


At June 30, 1996, the registrant had outstanding 2,762,828 shares of Common Stock, $.01 par value.

                         PART I - FINANCIAL INFORMATION

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES

               (CONDENSED) CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                 Three Months Ended

                                            6/30/96               6/30/95

Net sales...........................      $10,901,705            $10,287,108
Costs and expenses:
  Cost of goods sold................        8,166,548              8,039,902
  Selling, general & admin.
    expenses........................        2,474,716              2,534,706
  Interest expense..................          209,270                259,006
  Unrealized foreign
    exchange gain...................          (14,365)                (6,021)
                                          -----------            -----------
     Total costs and expenses.......       10,836,169             10,827,593

Income (loss) before income taxes...           65,536               (540,485)

Provision for
    income taxes....................           25,000                  -
                                          -----------            -----------
Net income (loss)...................      $    40,536            $  (540,485)
                                          ===========            ===========



Net income (loss) per share                $   .01                $   (.20)
                                               ===                     ===




Weighted average number of shares
  used in computing net income (loss)
  per share                                  2,857,545             2,762,828


See Notes to (Condensed) Consolidated Financial Statements.

                         PART I - FINANCIAL INFORMATION

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES

               (CONDENSED) CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                 Nine Months Ended

                                            6/30/96               6/30/95

Net sales...........................      $32,269,800            $33,066,787
Costs and expenses:
  Cost of goods sold................       24,080,725             25,770,958
  Selling, general & admin.
    expenses........................        7,250,572              7,364,758
  Interest expense..................          629,608                792,588
  Unrealized foreign
    exchange (gain) loss............          (33,749)                89,646
                                          -----------            -----------
     Total costs and expenses.......       31,927,156             34,017,950
                                          -----------            -----------

Income (loss) before income taxes...          342,644               (951,163)

Provision for
    income taxes....................           75,000                 40,000
                                          -----------            -----------
Net income (loss)...................      $   267,644            $  (991,163)
                                          ===========            ===========



Net income (loss) per share:

             Primary                      $   .10                $   (.36)
                                              ===                     ===

             Fully diluted                $   .09                $   (.36)
                                              ===                     ===



Weighted average number of shares used in computing net income (loss) per share:

              Primary                      2,788,299             2,762,828

              Fully diluted                2,893,889             2,762,828



See Notes to (Condensed) Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     (CONDENSED) CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



ASSETS                                                6/30/96      9/30/95


CURRENT ASSETS
Cash............................................  $     39,786   $ 1,151,850
Accounts receivable (less allowance
  of $358,000 at June 30, 1996 and
  $542,000 at September 30, 1995)...............     9,054,343     8,352,845
Other receivables...............................       224,934       261,864
Inventories:
  Parts, components, and materials..............     1,849,383     1,594,462
  Work-in-process...............................     1,984,091     1,686,287
  Finished products.............................    11,384,494     8,831,852
                                                   -----------   -----------
                                                    15,217,968    12,112,601
Prepaid expenses................................       378,253       309,288
                                                   -----------   -----------
TOTAL CURRENT ASSETS............................    24,915,284    22,188,448
- --------------------

Property, plant and equipment...................    13,540,439    13,222,497
Less:  accumulated depreciation.................   (10,469,548)   (9,960,558)
                                                   -----------   -----------
                                                     3,070,891     3,261,939
Other assets....................................     1,032,342       973,107
                                                   -----------   -----------

TOTAL ASSETS....................................   $29,018,517   $26,423,494
- ------------                                       ===========   ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Borrowings under revolving credit agreement.....  $    897,569   $   906,955
Current maturities of long-term debt............       207,432       220,739
Accounts payable:
  Related party.................................     7,932,643     6,895,073
  Other.........................................     2,520,948     1,335,935
Accrued wages and expenses......................     1,166,469     1,697,732
Income taxes payable............................        76,035        78,583
Deferred gain on sale and leaseback.............       332,100       332,100
                                                  ------------   -----------
TOTAL CURRENT LIABILITIES                           13,133,196    11,467,117
- -------------------------

Long-term debt:
  Related party.................................     2,264,142     2,437,259
  Other.........................................     4,016,548     2,901,490
Deferred gain on sale and leaseback.............       184,918       433,993
Other long-term liabilities.....................       519,433       550,609
SHAREHOLDERS' EQUITY
Common stock, par value $.01....................        27,882        27,882
Capital in excess of par value..................     9,396,890     9,396,890
Accumulated deficit.............................      (316,145)     (583,789)
                                                  ------------   -----------
                                                     9,108,627     8,840,983
Less Treasury stock 25,400 shares, at cost......       (82,901)      (82,901)
Foreign currency translation adjustment.........      (125,446)     (125,056)
                                                  ------------   -----------
TOTAL SHAREHOLDERS' EQUITY                           8,900,280     8,633,026
- --------------------------                        ------------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......  $ 29,018,517   $26,423,494
- ------------------------------------------        ============   ===========

See Notes to (Condensed) Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
               (CONDENSED) CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Nine Months Ended

                                                        6/30/96         6/30/95

Cash flows from operating activities:
    Net income (loss)..............................  $  267,644      $ (991,163)
    Adjustments to reconcile net income (loss) to net
    cash (used in) provided by operating activities:
      Depreciation and amortization................     516,834         494,607
      Amortization of sale and leaseback...........    (249,075)       (249,075)
      Unrealized foreign exchange (gain) loss......     (33,749)         89,646
  Change in assets and liabilities:
    Accounts receivable..........................      (747,546)      2,443,523
    Other receivables............................        36,930          77,901
    Inventories..................................    (3,128,810)        855,550
    Prepaid  expenses............................       (70,221)       (127,467)
    Other assets.................................       (59,235)        (48,732)
    Accounts  payable............................     2,232,871         607,823
    Accrued wages and expenses...................      (520,030)        153,664
    Income taxes payable.........................        (2,484)          1,813
    Other  liabilities...........................       (31,176)        (50,649)
                                                      ---------       ---------
       Net cash (used in) provided by
           operating activities..................     (1,788,047)     3,257,441
                                                       ---------      ---------

Cash flows from investing activities:
    Capital expenditures, net of
      minor  disposals...........................      (352,918)       (439,444)
                                                      ---------      ----------
        Net cash used in investing activities....      (352,918)       (439,444)
                                                      ---------      ----------

Cash flows from financing activities:
    Net borrowings under new credit and
      security agreement.........................     3,976,344           -
    Repayments of U.S. revolving credit
      agreement..................................    (2,800,000)     (1,500,000)
    Increase (decrease) in borrowings under U.K.
      revolving credit agreement.................         7,782         (85,923)
    Repayments of other debt.....................      (201,758)       (214,278)
                                                     ----------      ----------
      Net cash provided by (used in)
       financing activities......................       982,368      (1,800,201)
                                                     ----------      ----------
Effect of exchange rate changes on cash..........        46,533         (98,978)
                                                     ----------      ----------

Net (decrease) increase in cash..................    (1,112,064)        918,818
Cash at beginning of year........................     1,151,850         910,400
                                                     ----------      ----------
Cash at end of period............................    $   39,786      $1,829,218
                                                     ==========      ==========

Non-cash investing and financing activities:
    Capital lease obligations entered into.......    $    -          $  178,151






See Notes to (Condensed) Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO (CONDENSED) CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 1996



Note 1:  Basis of Presentation

The accompanying unaudited (condensed) consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1995.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations
Three Months Ended June 30, 1996 Compared with June 30, 1995

Net sales for the quarter ended June 30, 1996 were approximately $10.9 million compared with $10.3 million in the corresponding quarter last year. The increase was principally due to higher international sales. The backlog of orders decreased $.3 million during the quarter to $2.5 million at June 30, 1996 due to lower order intake principally in the U.S. market.

Gross profit margins for the current quarter were 25.1% compared with 21.8% in the corresponding quarter one year ago. The margin increase was due principally to a beneficial sales mix of products with higher margins such as control and certain new digital video products.

Operating expenses for the current quarter were similar to last year at $2.5 million. Inflationary increases were offset by ongoing cost control measures. Interest expense decreased approximately $50,000 to $209,000 for the current year quarter due principally to a lower cost of borrowing.

During the current quarter, the Company incurred an unrealized foreign exchange gain of approximately $14,000 compared with a $6,000 gain in the corresponding quarter last year. These gains resulted from the Company's revaluation of its yen denominated mortgage obligation into U.S. dollars.

The increase in current quarter pretax income of approximately $606,000 was principally due to higher sales and gross profit margins on sales, lower interest expense and favorable foreign currency effects during the quarter.



Results of Operations
Nine Months Ended June 30, 1996 Compared with June 30, 1995

Net sales for the nine months ended June 30, 1996 were approximately $32.3 million compared with $33.1 million in the corresponding period last year. The decrease of 2.4% was principally due to lower European sales.

Gross profit margins for the nine months ended June 30, 1996 were 25.4% compared with 22.1% in the corresponding period one year ago. The margin increase was due principally to a beneficial sales mix of products with higher margins such as control and certain new digital video products.

Operating expenses for the nine months ended June 30, 1996 declined to $7.3 million from $7.4 million in the corresponding period last year due to ongoing cost control measures. Interest expense decreased by approximately $163,000 to $630,000 for the current period due principally to a lower cost of borrowing.

During the current period, the Company incurred an unrealized foreign exchange gain of $34,000 compared with a $90,000 loss in the corresponding period last year. These gains and losses resulted from the Company's revaluation of its yen denominated mortgage obligation into U.S. dollars.

The increase in current period pretax income of approximately $1.3 million was principally due to increased gross profit margins on sales, lower operating expenses, lower interest expense, and favorable foreign currency effects during the period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND FINANCIAL CONDITION

June 30, 1996 Compared with September 30, 1995

Working capital increased approximately $1.1 million to $11.8 million at June 30, 1996 principally as a result of increased bank borrowings used to finance higher inventory levels.

Accounts receivable increased approximately $.7 million to $9.1 million at June 30, 1996, principally as a result of slower receivable turnover. Inventories increased approximately $3.1 million to $15.2 million at June 30, 1996 due mainly to increased inventory levels of new products. Accounts payable increased approximately $2.2 million to $10.5 million at June 30, 1996 to support the inventory levels.

The Company has a revolving credit facility of 700,000 pounds sterling (approx. $1.1 million) in the U.K. to support local working capital requirements. At June 30, 1996, borrowings under this agreement were approximately $898,000.

In December 1995, the Company repaid $2.8 million of bank debt with the proceeds of a new U.S. bank loan. The new two year loan agreement provides for maximum borrowings of $4,000,000, subject to an availability formula based on U.S. accounts receivable and inventories. Borrowings under such agreement amounted to approximately $4.0 million at June 30, 1996. Concurrent with the new loan agreement, the Company amended its $2,000,000 secured promissory note with Chugai Boyeki Co., Ltd., a related party, to defer all scheduled principal installments to July 1998. The Company believes that the new loan agreement and its other sources of credit provide adequate funding to meet its near term cash requirements.

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





August 13, 1996







                                           VICON INDUSTRIES, INC.
                                           VICON INDUSTRIES, INC.






Kenneth M. Darby                           Arthur D. Roche
Kenneth M. Darby                           Arthur D. Roche
President                                  Executive Vice President
Chief Executive Officer                    Chief Financial Officer