Form 10-K
period 1996-09-30
VICON INDUSTRIES INC /NY/
filed 1996-12-30
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended:
September 30, 1996                               Commission File No.  1-7939
----------------------------------------------                       -------


                           VICON INDUSTRIES, INC.
               (Exact name of registrant as specified in its charter)


      NEW YORK                                                 11-2160665
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          identification No.)

525 Broad Hollow Road, Melville, New York                             11747
---------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:            (516) 293-2200
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


The aggregate market value of Common Stock held by non-affiliates of the registrant as of December 15, 1996 was approximately $5,500,000.

The number of shares outstanding of the registrant's Common Stock as of December 15, 1996 was 2,777,328.

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

Users of the Company's products typically utilize them as a visual crime deterrent, for visual documentation, observing inaccessible or hazardous areas, enhancing safety, obtaining cost savings (such as lower insurance premiums), managing control systems, and improving the efficiency and effectiveness of personnel. The Company's products are marketed under its own brand names and registered trademarks. In fiscal 1996, no customer represented more than 10% of consolidated revenues.

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

The Company's principal sales offices are located in Melville, New York; Atlanta, Georgia and Segensworth, England.

International Sales

The Company sells internationally by direct export to dealers and distributors, and, in Europe through the Company's United Kingdom (U.K.) subsidiary. In fiscal 1996, the operating profit and identifiable assets for the Company's U.K. subsidiary amounted to approximately $421,000 and $4.8 million, respectively. For more information regarding foreign operations, see Note 7 of Notes to Consolidated Financial Statements included elsewhere herein. Direct export sales and sales from the Company's U.K. subsidiary amounted to $16.2 million, $17.5 million, and $16.7 million or 38%, 40% and 35% of consolidated revenues in fiscal years 1996, 1995, and 1994, respectively. Export sales are made through a wholly-owned subsidiary, Vicon Industries Foreign Sales Corporation, a tax advantaged foreign sales corporation. The Company's principal foreign markets are Europe and the Far East, which together accounted for approximately 82 percent of international sales in fiscal 1996. Additional information is contained in the discussion of foreign currency activity included in Item 7.

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

Research and Development

The Company is engaged in ongoing research and development activities in connection with new or existing products. Changes in CCTV technology have incorporated the use of advanced electronic components and new materials which add to product life and performance. Nineteen professional employees devote full time to the development of new products and to improving the qualities and capabilities of existing products. Further, the Company engages the services of others to assist in the development of new products. Expenditures for research and development amounted to approximately $1,800,000 in 1996, $1,900,000 in 1995, and $1,600,000 in 1994 or approximately 4.2% of revenues in 1996, 4.2% of revenues in 1995, and 3.4% of revenues in 1994.

Source and Availability of Raw Materials

The Company has not experienced shortages or significant difficulty in obtaining its raw materials, components or purchased finished products. Raw materials are principally aluminum, steel and plastics, while components are mainly motors, video lenses and standard electronic parts. In 1996, the Company procured directly and indirectly approximately 20% of its product purchases from Chun Shin Electronics, Inc., its South Korean joint venture company (see Item 13 for further discussion of this joint venture). The Company is not dependent upon any other single source for a significant amount of its raw materials, components or purchased finished products.

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

Backlog

The backlog of orders believed to be firm as of September 30, 1996 and 1995 was approximately $3.1 million and $2.7 million, respectively. All orders are cancelable without penalty at the option of the customer. The Company prefers that its backlog of orders not exceed its ability to fulfill such orders on a timely basis, since experience shows that long delivery schedules only encourage the Company's customers to look elsewhere for product availability.

Employees

At September 30, 1996, the Company employed 176 full-time employees, of whom five are officers, 41 administrative personnel, 77 employed in sales capacities, 26 in engineering, and 27 production employees. At September 30, 1995, the Company employed 175 persons categorized in similar proportions to those of 1996. There are no collective bargaining agreements with any of the Company's employees and the Company considers its relations with its employees to be good.

ITEM 2 - PROPERTIES

In January 1988, the Company sold and subsequently leased back its 108,000 square foot headquarters facility in Melville, New York, which accommodates the Company's sales, distribution, administration, product development and limited assembly and manufacturing operations. Currently, the Company subleases 28,000 sq. ft. of its facility under an agreement which expires on January 30, 1998. In November 1994, the Company entered into a sublease agreement dated as of January 1, 1993, which gives a company affiliated with its landlord the right to occupy approximately 25,000 sq. ft. of its primary operating facility with two months notice in exchange for specified rent payments through the expiration of the primary lease in 1998. In connection with such agreement, the landlord and the subtenant were each granted an option to ask the Company to vacate the entire premises with six months notice and the landlord agreed to release the Company from all future obligations under its lease in exchange for a lease termination payment by the Company. (See Notes 3 and 10 of Notes to Consolidated Financial Statements included elsewhere herein for further information).

In October 1996, the landlord exercised the aforementioned option which obligates the Company to vacate the Melville facility in April 1997. In December 1996, the Company entered into a five year lease for a 56,000 square foot facility which will accomodate all of the operations of the vacated facility. The Company also operates, under lease, a regional sales office in Atlanta, Georgia. In addition, the Company owns a 14,000 square foot sales, service and warehouse facility in southern England which services the U.K. and European Community markets.

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

          Quarter
           Ended            High        Low



          Fiscal 1996
          December          2-3/8       1- 3/16
          March             2           1- 1/4
          June              2-3/4       1-11/16
          September         5-7/16      2- 1/16


          Fiscal 1995
          December          2-1/16      1-1/2
          March             2-15/16     1-1/2
          June              2-1/2       1-3/8
          September         2-1/8       1-9/16










The Company has not declared or paid cash dividends on its Common Stock for any of the foregoing periods. Additionally, under the current loan agreement, the Company may not declare dividends. The approximate number of holders of Common Stock at December 15, 1996 was 1,500.

ITEM 6 - SELECTED FINANCIAL DATA




FISCAL YEAR                 1996         1995     1994       1993       1992
                            ----         ----     ----       ----       ----

                                 (in thousands, except per share data)

Net sales                $43,191   $  43,847    $ 47,714  $ 45,923   $ 45,041
Gross profit              10,957       9,546      10,714     9,724      8,150*
Pretax income (loss)         385      (1,267)         74    (1,858)    (3,317)
Net income (loss)            300      (1,347)         45    (1,875)    (3,906)
Income (loss) per share:
  Primary                    .11        (.49)        .02      (.68)     (1.42)
  Fully diluted              .10        (.49)        .02      (.68)     (1.42)
Total assets              28,085      26,423      28,857    26,069     26,701
Long-term debt             6,429       5,339       6,059     5,621      6,273
Working capital           12,064      10,721      13,359    13,420     15,741
Property, plant and
  equipment (net)          3,034       3,262       3,180     3,245      3,913

Cash dividends               -            -         -          -          -

* Includes a provision of $2.7 million for discontinuance of certain products and product lines.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal Year 1996 Compared with 1995


Net sales for 1996 were $43.2 million, a decrease of 1.5%, compared with $43.8 million in 1995. The sales decline was principally the result of the termination of low margin video product sales (cameras and VCR's) to a Far East distributor. Lower sales in Europe due to delays in new product introduction were offset by increased other export sales. Domestic revenue levels were essentially unchanged from 1995. The backlog of orders was $3.1 million at September 30, 1996 compared with $2.7 million at September 30, 1995.

Gross profit margins were 25.4% of net sales in 1996, compared with 21.8% in 1995. The margin improvement was due principally to a beneficial sales mix of higher margin products, particularly new proprietary digital video products and control systems. The Company also shifted sourcing of a major portion of its video product line to lower cost suppliers outside of Japan. In addition, during 1996, the value of the dollar increased against the Japanese yen which increased margins for those few products still sourced in Japan.

Operating expenses totaled $9.7 million in 1996 compared with $9.8 million in 1995. Operating expenses, as a percent of sales, amounted to 22.5% and 22.4% in 1996 and 1995, respectively. The decline in expenses was due primarily to ongoing cost control measures.

During 1996, the Company recorded an unrealized foreign exchange gain of $42,000. This gain resulted from the Company's revaluation of its yen denominated mortgage obligation into U.S. dollars as the value of the British pound sterling gained against the Japanese yen.

Interest expense declined $131,000 due principally to the lower cost of new bank borrowings.

Income improved approximately $1.6 million principally as a result of the higher gross margins discussed above.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


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

During 1994, the Company recorded an unrealized foreign exchange gain of $45,000. This gain resulted from the Company's revaluation of its yen denominated mortgage obligation into U.S. dollars as the value of the British pound sterling gained against the Japanese yen.

Interest expense increased $230,000 as a result of higher interest rates.

The net loss of $1.3 million compared with a profit of $45,000 was the result of lower sales and gross margins and higher interest expenses as discussed above.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND FINANCIAL CONDITION

September 30, 1996 Compared with 1995

Total shareholders' equity increased approximately $335,000 to $9.0 million at September 30, 1996, due primarily to the year's reported profit. Working capital increased approximately $1.3 million to $12.1 million at September 30, 1996 due principally to increased long term bank borrowings to finance higher inventory levels.

Accounts receivable increased approximately $.3 million to $8.6 million at September 30, 1996. The increase was principally the result of higher fourth quarter sales compared with the prior year. Inventories increased $2.6 million to $14.7 million at September 30, 1996. Finished products inventories increased $2.3 million due principally to the introduction of new digital video products and a general increase in stocking levels to meet anticipated customer demand. Raw material and component inventories also increased principally to accomodate production of a new camera dome system. Total accounts payable increased approximately $1.0 million to $9.3 million at September 30, 1996 to support the higher inventory levels.


The Company maintains an overdraft facility of 700,000 pounds sterling (approx. $1.1 million) in the U.K. to support local working capital requirements. At September 30, 1996, borrowings under this facility were approximately $960,000.

In December 1995, the Company repaid $2.8 million of bank debt with the proceeds of a new U.S. bank loan. The new two year loan agreement provides for maximum borrowings of $5,500,000 at September 30, 1996, subject to an availability formula based on U.S. accounts receivable and inventories. Borrowings under such agreement amounted to approximately $4.1 million at September 30, 1996. Concurrent with the new loan agreement, the Company amended its $2,000,000 secured promissory note with Chugai Boyeki Co., Ltd., a related party, to defer all scheduled principal installments to July 1998. The Company believes that the new loan agreement and its other sources of credit provide adequate funding to meet its near term cash requirements.

Foreign Currency Activity

The  Company's  foreign  exchange   exposure  is  principally   limited  to  the
relationship of the U.S. dollar to the Japanese yen and the British pound sterling.

Japan sourced products denominated in Japanese yen accounted for approximately 7 percent of product purchases in fiscal 1996 compared with 19 percent in fiscal 1995. Although the dollar strengthened against the Japanese yen during fiscal 1996, in past years the dollar had weakened dramatically in relation to the yen, resulting in increased costs for such products. When market conditions permit, cost increases due to currency fluctuations are passed on to customers through price increases. The Company also attempts to reduce the impact of an unfavorable exchange rate condition through cost reductions from its suppliers, lowering production cost through product redesign, and shifting product sourcing to suppliers transacting in more stable and favorable currencies. The Company's purchases from Japan are denominated in Japanese yen. At the Company's direction, Chugai Boyeki Co., Ltd., its Japanese supplier, has entered into foreign exchange contracts on behalf of the Company to hedge the currency risk on these product purchases.

Sales to the Company's U.K. subsidiary, which approximated $3.7 million in fiscal 1996, are made in pounds sterling and include products sourced from the Far East. In the years when the pound weakened significantly against the U.S. dollar and Japanese yen, the cost of U.S. and Japanese sourced product sold by the Company's U.K. subsidiary increased. When market conditions permitted, such cost increases were passed on to the customer through price increases. The Company attempts to minimize its currency exposure on intercompany sales through the purchase of forward exchange contracts.

The Company intends to increase prices and seek lower prices from suppliers to mitigate exchange rate exposures, however, there can be no assurance that such steps will be effective in limiting foreign currency exposure.

Inflation

The impact of inflation on the Company has lessened in recent years as the rate of inflation remains low. However, inflation continues to increase costs to the Company. As operating expenses and production costs increase, the Company seeks price increases to its customers to the extent permitted by competition.

New Accounting Pronouncements

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 123, "Accounting for Stock-Based Compensation," which must be adopted by the Company in fiscal 1997. The Company has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose, commencing in fiscal 1997, the pro-forma net income and earnings per share as if such method had been used to account for stock-based compensation cost as described in the Statement.

In March 1995, the FASB issued Statement No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which must also be adopted by the Company in fiscal 1997. The effect of adopting the standard will be insignificant.

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

None

                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The Directors and Executive Officers of the Company are as follows:

      Directors and Executive Officers

      Donald N. Horn, age 67           Chairman of the Board (since 1967);
                                         term ends April 1999
      Kenneth M. Darby, age 50         President, Chief Executive Officer,
                                         Assistant Secretary, and Director
                                         (since 1987); term ends April, 1997
      Arthur D. Roche, age 58          Executive Vice President, Chief
                                         Financial Officer, Secretary, Member
                                         of the Office of the President and
                                         Director (since 1992); term ends
                                         April 1999
      Peter F. Barry, age 67           Director since 1984; term ends April
                                         1999
      Milton F. Gidge, age 67          Director since 1987; term ends April
                                         1998
      Michael D. Katz, age 58          Director since 1993; term ends April
                                         1998
      Peter F. Neumann, age 62         Director since 1987; term ends April
                                         1997
      W. Gregory Robertson, age 52     Director since 1991; term ends April
                                         1998
      Kazuyoshi Sudo, age 54           Director since 1987; term ends April
                                         1997
      Arthur V. Wallace, age 71        Director since 1974; term ends April
                                         1998
      John L. Eckman, age 47           Vice President, U.S. Sales
      Peter A. Horn, age 41            Vice President, Compliance and Quality
                                         Assurance
      Yacov A. Pshtissky, age 45       Vice President, Engineering
      Gregory Stempkoski, age 36       Vice President, Export Sales


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

Mr. Katz is a physician practicing in New York. He is the President of Katz, Rosenthal, Ganz, Snyder & PDC. He has served in that capacity since 1970.

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

Mr. Sudo has been Treasurer of Chugai Boyeki (America) Corp., a distributor of electronic, chemical and optical products, since 1985.

Mr. Wallace, who joined the Company in 1970, was Executive Vice President from 1979 until he retired in September, 1990.

Mr. Eckman joined the Company in August 1995 as Eastern Regional Manager. He was promoted to Vice President, U.S. Sales in July, 1996. Prior to joining the Company, he was Director of Field Operations for Cardkey Systems, Inc. with whom he was employed for twelve years.

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

Mr. Pshtissky, who joined the Company in September 1979 as an Electrical Design Engineer, was promoted to Director of Electrical Product Development in March, 1988 and to Vice President, Engineering in May, 1990.

Mr. Stempkoski joined the Company in June 1986 as an Inside Sales Administrator. In October 1990, he was promoted to International Sales Manager and in October, 1996 he was promoted to Vice President, Export Sales.

There are no family relationships between any director, executive officer or person nominated or chosen by the Company to become a director or officer except for the relationship between Peter A. Horn, an officer of the Company, and Donald N. Horn, Chairman of the Board. Peter A. Horn is the son of Donald N. Horn.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended September 30, 1996 and Form 5 and amendments thereto furnished to the Company with respect to the year ended and certain written representations, no person, who, at any time during the year ended September 30, 1996 was a director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company registered pursuant to
Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16 of the Exchange Act during the year ended September 30, 1996.

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

                                          Annual      Long Term
                                       Compensation  Compensation
                          Fiscal
Name and                 Year Ended                    Options       All Other
Principal Position      September 30,      Salary    No. of Shares  Compensation

Kenneth M. Darby             1996       $195,000        95,000      $34,750 (2)
Chief Executive Officer      1995       $195,000           -        $ 3,000 (1)
                             1994       $195,000        59,194      $ 3,000 (1)

Arthur D. Roche              1996       $150,000        25,000      $15,875 (3)
Executive Vice President     1995       $150,000           -            -
                             1994       $150,000        50,000          -

No listed officer received other non-cash compensation amounting to more than 10% of salary.


(1)   Represents life insurance policy payment.

(2) Represents life insurance policy payment of $3,000 and bonus in the form of 16,933 shares of common stock to be issued from Treasury.

(3) Bonus in the form of 8,467 shares of common stock to be issued from Treasury.

Stock Options


                          OPTION GRANTS IN LAST FISCAL YEAR
                                                            Potential Realizable
                        Individual Grants                    Value at Assumed
                                                           Annual Rates of Stock
                              % of Total                      Price Appreciation
                    No. of     Granted to   Exercise          For Option Term
                    Options   Employees In   Price   Expiration
Name               Granted    Fiscal Year  Per Share    Date        5%      10%
----------------- ---------- ------------- --------- ---------- -------  ------


Kenneth M. Darby    95,000      39%         1.6875    11/00     $44,300  $97,900
Arthur D. Roche     25,000      10%         1.6875    11/00     $11,700  $25,800

Options granted in the year ended September 30, 1996 were either issued under the 1994 Incentive Stock Option Plan or reissued under the 1986 Incentive Stock Option Plan. The options granted above are exercisable as follows: up to 30% of the shares at the grant date, an additional 30% of the shares on the first anniversary of the grant date, and the balance of the shares on the second anniversary of the grant date, except that no option is exercisable after the expiration of five years from the date of grant.



                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                          AND FISCAL YEAR-END OPTION VALUES

                                                     Value of Unexercised In-
                    Number of Unexercised Options     the-Money Options at
                      As of September 30, 1996        September 30, 1996 (1)
                    -----------------------------   ------------------------

     Name           Exercisable  Unexercisable      Exercisable Unexercisable

Kenneth M. Darby       114,392       66,500           $66,800      $54,000

Arthur D. Roche         57,500       17,500           $37,300      $14,200


No options were exercised by any of the above-named officers during the year ended September 30, 1996.

(1) Calculated based on $2.50 per share closing market value at September 30, 1996.

Mr. Darby has entered into an employment contract with the Company that entitles him to receive an annual salary of $225,000 through fiscal year 2001. Mr. Roche has an employment agreement with the Company that provides an annual salary of $170,000 through September 30, 1999. Each of these agreements provide for payment in an amount up to three times the average annual compensation for the previous five years if there is a change in control without Board of Director approval (as defined in the agreements).

Messrs. D. Horn and A. Wallace (current directors) each have insured deferred compensation agreements with the Company which provide that upon reaching retirement age total payments of $917,000 and $631,000, respectively, will be made in monthly installments over a ten year period. The full deferred compensation payment is subject to such individuals' adherence to certain non-compete covenants. Mr. Wallace, who retired in September 1990, began receiving payments under the agreement in October, 1990 and Mr. Horn began receiving payments under the agreement in January, 1994.

Directors, except the Chairman of the Board and employee directors, are each compensated at the rate of $600 per Board meeting and $300 per committee meeting attended in person. The Chairman of the Board is compensated at the rate of $1,000 per Board meeting and $300 per committee meeting attended in person. Effective January 1, 1997, the directors and Chairman will be compensated at annual rates of $6,000 and $10,000, respectively. Committee fees will be $500 per meeting attended in person.

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


                            Compensation Committee



               Peter F. Neumann, Chairman, W. Gregory Robertson
                        and Arthur V. Wallace

This graph compares the return of $100 invested in the Company's stock on October 1, 1991, with the return on the same investment in the AMEX Market Value Index and the AMEX High Technology Index.





(The following table was represented by a chart in the printed material)



                                                          AMEX High
                 Vicon                    AMEX Market     Technology
Date             Industries, Inc.         Value Index     Index

10/01/91             100                    100             100
10/01/92             133                    101              94
10/01/93              78                    123             111
10/01/94              81                    123             116
10/01/95              83                    145             155
10/01/96             111                    153             196

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following sets forth information as to each person, known to the Company to be a "beneficial owner" (as defined in regulations of the Securities and Exchange Commission) of more than five percent of the Company's Common Stock outstanding as of December 15, 1996 and the shares beneficially owned by the Company's Directors and by all Officers and Directors as a group.

   Name and Address                   Amount of
   of Beneficial Owner                Beneficial Ownership (1)       % of Class
   -------------------                ------------------------       ----------

   Chugai Boyeki (America) Corp.
   55 Mall Drive
   Commack, NY   11725
            and
   Chugai Boyeki Company, Ltd.
   2-15-13 Tsukishima
   Chuo-ku
   Tokyo, Japan 104                        548,715                     17.6%

   Chu Chun
   C/O I.I.I. Companies, Inc.
   915 Hartford Turnpike
   Shrewsbury, MA   01545                  300,557                      9.7%

   Dongwon Securities Co., Ltd.
   34-7, Yoido-Dong
   Youngdungpo-Gu
   Seoul 150-010, Korea                    143,000                      4.6%

*******************************************************************************
   C/O Vicon Industries, Inc.

   Michael D. Katz                         271,400 (2)                  8.7%

   Kenneth M. Darby                        225,239 (3)                  7.2%

   Donald N. Horn                          124,300 (2)                  4.0%

   Arthur D. Roche                         103,967 (4)                  3.3%

   Arthur V. Wallace                        61,695                      2.0%

   Kazuyoshi Sudo                           12,000 (2)                   .4%

   Milton F. Gidge                           6,500 (2)                   .2%

   Peter F. Barry                            5,600 (2)                   .2%

   Peter F. Neumann                          3,000                       .1%

   W. Gregory Robertson                         --                       --

   Total all officers and
     directors as a group
     (14 persons)                          882,751 (5)                28.4%

(1) The nature of beneficial ownership of all shares is sole voting and investment power.
(2)   Includes currently exercisable options to purchase 5,000 shares.
(3) Includes currently exercisable options to purchase 136,032 shares and 16,933 shares issuable from Treasury.

(4) Includes currently exercisable options to purchase 65,000 shares and 8,467 shares issuable from Treasury.
(5) Includes currently exercisable options to purchase 293,832 shares and 25,400 shares issuable from Treasury.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company and Chugai Boyeki Company, Ltd. (Chugai), a Japanese corporation, which owns 19.8% of the outstanding shares of the Company, have been conducting business with each other for approximately seventeen years whereby the Company imports certain video products and lenses through Chugai and also sells its products to Chugai who resells the products in certain Asian and European markets. In fiscal 1996, the Company purchased approximately $9.2 million of products through Chugai and sold products to Chugai for resale totaling approximately $2.1 million. Kazuyoshi Sudo, a director, is Treasurer of Chugai Boyeki (America) Corp., a U.S. subsidiary of Chugai.

Chu S. Chun, who controls 10.8% of the outstanding shares of the Company, also owns Chun Shin Industries, Inc. (CSI). CSI is a 50% partner with the Company in Chun Shin Electronics, Inc. (CSE), a joint venture company which manufactures and assembles certain Vicon products in South Korea. In fiscal 1996, CSE sold approximately $5.8 million of product to the Company through I.I.I. Companies, Inc. (I.I.I.), a U.S. based company controlled by Mr. Chun. I.I.I. arranges the importation and provides short term financing on all the Company's product purchases from CSE. CSE also sold approximately $1.7 million of product to CSI which sells Vicon product exclusively in Korea. In addition, I.I.I. purchased approximately $900,000 of products directly from the Company during fiscal 1996 for resale to CSI.

Peter F. Neumann, a director of the Company, is a principal in the insurance brokerage firm of Bradley & Parker, Inc. which is the agent for a majority of the Company's commercial insurance. The premium paid for such insurance amounted to approximately $109,000 in fiscal 1996.

W. Gregory Robertson, a director of the Company, is President of TM Capital Corporation, an investment banking firm which provides investment banking services to the Company on a periodic basis. Services rendered to the Company during fiscal 1996 amounted to approximately $40,000.

During 1996, the Company purchased approximately $72,000 of products from Pro/Four Video Products, Inc., in which Donald N. Horn and Arthur V. Wallace, directors of the Company, have an ownership interest.

                                    PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements

         Included in Part IV, Item 14:

         Independent Auditors' Report

         Financial Statements:

            Consolidated Statements of Operations, fiscal years ended September 30, 1996, 1995, and 1994

            Consolidated Balance Sheets at September 30, 1996 and 1995

            Consolidated Statements of Shareholders' Equity, fiscal years ended September 30, 1996, 1995, and 1994

            Consolidated Statements of Cash Flows, fiscal years ended September 30, 1996, 1995, and 1994

            Notes to Consolidated Financial Statements, fiscal years ended September 30, 1996, 1995, and 1994

(a) (2)  Financial Statement Schedule

         Included in Part IV, Item 14:

         Schedule I   -  Valuation and Qualifying Accounts for the years
                         ended September 30, 1996, 1995, and 1994

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

10          Material Contracts

            (.1) Credit and Security Agreement       Incorporated by reference
                 dated December 27, 1995             to the 1995 Annual Report
                 between the Registrant and          on Form 10-K
                 IBJ Schroder Bank and Trust
                 Company

            (.2) Credit and Security Agreement       10.2
                 between the Registrant and IBJ
                 Schroder Bank and Trust Company,
                 First Amendment dated August 19,
                 1996.

            (.3) Promissory Note dated               Incorporated by reference
                 October 5, 1993  as amended         to the 1995 Annual Report
                 between Registrant and Chugai       on Form 10-K
                 Boyeki Company, Ltd.

            (.4) Mortgage Loan Agreement dated       Incorporated by
                 June 2, 1989 between                reference to the 1989
                 Registrant and Chugai Boyeki        Annual Report on
                 Company, Ltd.                       Form 10-K


            (.5) Employment Contract dated           10.5
                 October 1, 1996 between the
                 Registrant and Kenneth M. Darby

            (.6) Employment Contract dated October   10.6
                 1, 1996 between Registrant
                 and Arthur D. Roche

            (.7) Employment Agreement dated August   10.7
                 1, 1996 between Registrant and
                 John L. Eckman

            (.8) Employment Agreement dated June     10.8
                 1, 1996 between Registrant and
                 Peter Horn

            (.9) Employment Agreement dated June     10.9
                 1, 1996 between Registrant and
                 Yacov Pshtissky

           (.10) Deferred Compensation Agreements    Incorporated by
                 dated November 1, 1986 between the  reference to the 1992
                 Registrant and Donald N. Horn and   Annual Report on
                 Arthur V. Wallace                   Form 10K

           (.11) Agreement of lease dated            Incorporated by
                 January 18, 1988 between the        reference to the 1988
                 Registrant and Allan V. Rose        Annual Report on Form
                                                     10-K

          (.12) Sublease Agreement dated             Incorporated by reference
                as of January 1, 1993 between        to the 1994 Annual Report
                the Registrant and AVR               on Form 10-K
                Mart Inc.

          (.13) Consent of Overlandlord and          Incorporated by reference
                Release Agreement (undated)          to the 1994 Annual Report
                between the Registrant and           on Form 10-K
                Allan V. Rose

          (.14) Sublease Agreement dated             Incorporated by reference
                as of September 1, 1995 between      to the 1995 Annual Report
                the Registrant and New York          on Form 10-K
                Blood Center

          (.15) Amended and restated 1986            Incorporated by
                Incentive Stock Option Plan          reference to the 1990
                                                     Annual Report on Form
                                                     10-K

          (.16) 1994 Incentive Stock                 Incorporated by reference
                Option Plan                          to the 1994 Annual Report
                                                     on Form 10-K

         (.17) 1994 Non-Qualified Stock Option       Incorporated by reference
               Plan for Outside Directors            to the 1994 Annual Report
                                                     on Form 10-K

         (.18) Lease agreement dated December 24,    10.10
               1996 between the Registrant and
               RREEF MIDAMERICA/EAST-V NINE, INC.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vicon Industries, Inc. and subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                     KPMG PEAT MARWICK LLP


Jericho, New York
November 12, 1996

                    VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             Fiscal Years Ended September 30, 1996, 1995 and 1994





                                           1996         1995          1994
                                           ----         ----          ----


Net sales                              $43,191,446    $43,846,571   $47,713,892
Cost of sales                           32,234,192     34,300,638    37,000,055
                                      ------------     ----------   -----------

    Gross profit                        10,957,254      9,545,933    10,713,837


Operating expenses:
 General and administrative expense      2,931,333      3,366,662     3,188,183
 Selling expense                         6,800,361      6,433,483     6,712,436
                                         ---------      ---------   -----------
                                         9,731,694      9,800,145     9,900,619
                                         ---------      ---------   -----------


    Operating profit (loss)              1,225,560       (254,212)      813,218


Unrealized foreign exchange gain           (41,908)          (550)      (44,748)
Interest expense                           882,290      1,013,383       783,731
                                        ----------    -----------   -----------
   Income (loss) before income taxes       385,178     (1,267,045)       74,235

Income tax expense                          85,000         80,000        29,000
                                        ----------    -----------   -----------


    Net income (loss)                   $  300,178    $(1,347,045)  $    45,235
                                        ==========    ===========   ===========



Income (loss) per share:

  Primary                                    $ .11          $(.49)        $.02
                                             =====         ======         ====

   Fully diluted                             $ .10          $(.49)        $.02
                                             =====         ======         ====


See accompanying notes to consolidated financial statements.

                       VICON INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                             September 30, 1996 and 1995

ASSETS                                                 1996             1995
------                                                 ----             ----

Current Assets:
  Cash                                             $   205,876       $1,151,850
  Accounts receivable (less allowance
    of $396,000 in 1996 and
    $542,000 in 1995)                                8,635,020        8,352,845
  Other receivables                                     71,819          261,864
  Inventories:
    Parts, components, and materials                 2,175,408        1,594,462
    Work-in-process                                  1,391,552        1,686,287
    Finished products                               11,135,798        8,831,852
                                                    ----------       ----------
                                                    14,702,758       12,112,601
  Prepaid expenses                                     529,631          309,288
                                                    ----------       ----------
                 Total current assets               24,145,104       22,188,448
Property, plant and equipment:
   Land                                                290,448          292,298
   Building and improvements                         1,507,630        1,512,601
   Machinery, equipment, and vehicles               11,842,120       11,417,598
                                                    ----------       ----------
                                                    13,640,198       13,222,497
   Less accumulated depreciation
    and amortization                                10,606,013        9,960,558
                                                    ----------       ----------
                                                     3,034,185        3,261,939
Other assets                                           905,327          973,107
                                                    ----------       ----------
                                                   $28,084,616      $26,423,494

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Borrowings under revolving credit agreement      $   959,583      $   906,955
  Current maturities of long-term debt                 203,719          220,739
  Accounts payable:
    Related party                                    7,457,482        6,895,073
    Other                                            1,811,730        1,335,935
  Accrued wages and expenses                         1,229,087        1,697,732
  Income taxes payable                                  87,205           78,583
  Deferred gain on sale and leaseback                  332,100          332,100
                                                   -----------       ----------
                 Total current liabilities          12,080,906       11,467,117

Long-term debt:
  Related party                                      2,262,005        2,437,259
  Other                                              4,166,881        2,901,490
Deferred gain on sale and leaseback                    101,893          433,993
Other long-term liabilities                            504,776          550,609
Commitments and contingencies - Note 10
Shareholders' equity
  Common Stock, par value $.01 per share
    Authorized - 10,000,000 shares
    Issued 2,802,728 and 2,788,228 shares               28,027           27,882
  Capital in excess of par value                     9,423,089        9,396,890
  Accumulated deficit                                 (283,611)        (583,789)
                                                    ----------       ----------
                                                     9,167,505        8,840,983
  Less treasury stock at cost, 25,400 shares           (82,901)         (82,901)
  Foreign currency translation adjustment             (116,449)        (125,056)
                                                    ----------       ----------
                Total shareholders' equity           8,968,155        8,633,026
                                                    ----------       ----------
                                                   $28,084,616      $26,423,494

 See accompanying notes to consolidated financial statements.








                       VICON INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                Fiscal Years Ended September 30, 1996, 1995, and 1994


                                                                                       Foreign       Total
                                                   Capital in   Retained               currency      share-
                                         Common     excess of   earnings    Treasury   translation   holders'
                               Shares     Stock     par value   (deficit)    Stock     adjustment    equity
Balance September 30, 1993    2,788,228  $27,882  $9,396,890  $ 718,021   $(82,901)  $ (179,622)   $ 9,880,270

Foreign currency translation
  adjustment                        -        -           -          -          -        117,027        117,027
Net income                          -        -           -       45,235        -            -           45,235
                              ---------  -------  ----------  ---------   --------   ----------    -----------
Balance September 30, 1994    2,788,228  $27,882  $9,396,890  $ 763,256   $(82,901)  $  (62,595)   $10,042,532

Foreign currency translation
  adjustment                        -        -           -           -         -        (62,461)       (62,461)
Net loss                            -        -           -    (1,347,045)      -            -       (1,347,045)
                              ---------   ------  ----------  ----------  ---------  ----------    -----------
Balance September 30, 1995    2,788,228  $27,882  $9,396,890  $ (583,789) $(82,901)  $ (125,056)   $ 8,633,026

Foreign currency translation
  adjustment                        -        -           -           -         -          8,607          8,607
Exercise of stock options        14,500      145      26,199         -         -            -           26,344
Net income                          -        -           -       300,178       -            -          300,178
                              ---------   ------  ----------  ----------  --------   ----------    -----------
Balance September 30, 1996    2,802,728  $28,027  $9,423,089  $ (283,611) $(82,901)  $ (116,449)   $ 8,968,155
                              =========  =======  ==========  ==========  ========   ==========    ===========


See accompanying notes to consolidated financial statements.

                       VICON INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                Fiscal Years Ended September 30, 1996, 1995 and 1994

                                             1996          1995         1994
                                             ----          ----         ----
Cash flows from operating activities:
 Net income (loss)                     $   300,178   $ (1,347,045) $    45,235
 Adjustments to reconcile net income
  (loss) to net cash (used in)
  provided by operating activities:
  Depreciation and amortization            699,211        704,900      722,488
   Amortization of deferred gain
   on sale and leaseback                  (332,100)      (332,100)    (332,100)
   Unrealized foreign exchange
   gain                                    (41,908)          (550)     (44,748)
 Change in assets and liabilities:
 Accounts receivable                      (312,207)     1,377,405     (422,815)
 Other receivables                         190,045         39,684      230,259
 Inventories                            (2,593,382)     1,358,533   (2,201,508)
 Prepaid expenses                         (218,762)        13,513      (17,618)
 Other assets                               67,780        (30,000)    (359,547)
 Accounts payable                        1,045,453        708,591      572,724
 Accrued wages and expenses               (460,350)       409,285      (22,020)
 Income taxes payable                        7,517         48,077        8,220
  Other liabilities                        (45,833)       (63,878)     (35,277)
                                       -----------    -----------   ----------

        Net cash (used in) provided
          by operating activities       (1,694,358)     2,886,415   (1,856,707)
                                       -----------     ----------  -----------

Cash flows from investing activities:
    Capital expenditures, net of
      minor disposals                     (482,111)      (608,808)    (573,100)
                                       -----------    -----------   ----------
        Net cash used in
          investing activities            (482,111)      (608,808)    (573,100)
                                       -----------    -----------   ----------

Cash flows from financing activities: Borrowings under U.S.
      credit and security agreement      4,142,898            -            -
    Repayments of U.S. revolving
      credit agreement                  (2,800,000)    (1,700,000)    (396,000)
    Proceeds from exercise of stock
      options                               26,344            -            -
    Increase (decrease) in borrowings
      under U.K. revolving credit
      agreement                             57,251       (29,511)      941,365
    Issuance of promissory note
   to related party                              -             -     2,000,000
    Repayments of other debt              (220,625)     (237,723)     (229,506)
                                         ----------    ----------   ----------
      Net cash provided by (used
          in) financing activities       1,205,868    (1,967,234)    2,315,859
                                        ----------    ----------    ----------
Effect of exchange rate changes on cash     24,627       (68,923)      (14,765)
                                        ----------    ----------    ----------

Net (decrease) increase in cash           (945,974)      241,450      (128,713)

Cash at beginning of year                1,151,850       910,400     1,039,113
                                        ----------    ----------    ----------
Cash at end of year                     $  205,876    $1,151,850    $  910,400
                                        ==========    ==========    ==========

Non-cash investing and financing activities:
  Capital lease obligations                    -      $  178,151        -

Cash paid during the fiscal year for:
  Income taxes                           $   78,121   $    32,097   $   17,431
  Interest                               $  888,061   $   974,640   $  707,357


See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years ended September 30, 1996, 1995, and 1994


NOTE 1.  Summary of Significant Accounting Policies

Nature of Operations

The  Company  designs,  manufactures,   assembles  and  markets  closed  circuit
television components and systems for use in security, surveillance, safety, process and control applications by end users. The Company markets its products worldwide directly to distributors, dealers and original equipment manufacturers, principally within the security industry.

Principles of Consolidation

The consolidated financial statements include the accounts of Vicon Industries, Inc. (the Company) and its wholly owned subsidiaries, Vicon Industries Foreign Sales Corp., a Foreign Sales Corporation (FCC) and Vicon Industries (U.K.), Ltd. after elimination of intercompany accounts and transactions.

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

Research and Development

Product research and development costs are charged to cost of sales as incurred, and amounted to approximately $1,800,000, $1,900,000 and $1,600,000 in fiscal 1996, 1995, and 1994, respectively.

Earnings Per Share

Earnings per share are computed based on the weighted average number of shares outstanding and equivalent shares from dilutive stock options. The numbers of shares used to compute primary earnings/(loss) per share were 2,841,000 in 1996 and 2,763,000 in 1995 and 1994, respectively.

Fully diluted earnings per share reflect the maximum dilution that would have resulted from the exercise of stock options. The number of shares used to compute fully diluted earnings per share were 2,874,000 in 1996 and 2,763,000 in 1995 and 1994, respectively.

Foreign Currency Translation

Foreign currency translation is performed utilizing the current rate method under which assets and liabilities are translated at the exchange rate on the balance sheet date, while revenues, costs, and expenses are translated at the average exchange rate for the reporting period. The resulting translation adjustment of $(116,449) and $(125,056) at September 30, 1996 and 1995, respectively, is recorded as a component of shareholders' equity. Intercompany balances not deemed long-term in nature at the balance sheet date resulted in a translation gain of $14,399, $46,893 and $46,216 in 1996, 1995, and 1994, respectively, which is reflected in cost of sales. Gains and losses on contracts which hedge specific foreign currency denominated commitments, primarly inventory purchases, are included in cost of sales.

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled (see
Note 5).

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value of certain financial instruments. The carrying amounts for accounts and other receivables, accounts payable and accrued expenses approximate fair value because of the short-term maturity of these instruments. The carrying amounts of the Company's long-term debt and extended term related party accounts payable approximates fair value since the interest rates are prime-based and, accordingly, are adjusted for market rate fluctuations. The fair value of forward exchange contracts is estimated by obtaining quoted market prices. The exchange rates on committed forward exchange contracts at September 30, 1996 approximated market rates for similar term contracts.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 2.  Investment in Affiliate

The Company's 50 percent ownership interest in Chun Shin Electronics, Inc., a joint venture company which assembles certain Vicon products in South Korea, is accounted for using the equity method of accounting which reflects the cost of the Company's investment adjusted for the Company's proportionate share of earnings or losses. Such earnings or losses have been insignificant during each of the three years ended September 30, 1996. Assets and sales of the joint venture were approximately $3.1 million and $8.1 million, respectively, for the fiscal year ended September 30, 1996. A significant portion of joint venture product sales were to related parties including approximately $5.8 million indirectly to the Company and approximately $1.7 million to a company owned by the other joint venture partner (see Note 11).

NOTE 3.  Deferred Gain on Sale and Leaseback

In fiscal 1988, under a sale and leaseback agreement, the Company sold its principal operating facility in Melville, New York for approximately $11 million and leased it back under a ten-year lease agreement. The transaction resulted in a net gain of $3,321,000 which was deferred and is being amortized over the ten-year lease period (see Note 10).

NOTE 4.  Short-Term Borrowings

Borrowings under the revolving credit agreement represent short term borrowings by the Company's U.K. subsidiary. Maximum borrowings during 1996, 1995 and 1994 amounted to approximately $1,045,000, $1,083,000 and $1,123,000, respectively. The weighted-average interest rate on borrowings during these years was 8.00% in 1996, 8.50% in 1995 and 7.25% in 1994.

At September 30, 1996 and 1995, Accounts Payable - related party included approximately $4.4 million and $4.5 million, respectively, of extended accounts payable balances due Chugai Boyeki Company, Ltd., a shareholder of the Company. The extended accounts payable balance at September 30, 1996 and 1995, includes approximately $4.1 million and $.5 million, respectively, of purchases denominated in U.S. dollars which bear interest at the prime rate of the related party's U.S. bank (8.25% and 8.75% at September 30, 1996 and 1995, respectively). The remaining balances are denominated in Japanese yen and bear interest at the related party's internal lending rate (4.0% and 4.25% at September 30, 1996 and 1995, respectively).

NOTE 5.  Income Taxes

The components of income tax expense (recovery) for the fiscal years indicated are as follows:


                         Current       Deferred         Total


       1996
      Federal        $      -        $     -         $      -
      State                 -              -                -
      Foreign               85,000         -                85,000
                     -------------   ------------    -------------
                     $      85,000   $     -         $      85,000
                     =============   ============    =============


       1995
      Federal        $       -       $     -         $       -
      State                  -             -                 -
      Foreign               80,000         -                80,000
                     -------------   ------------    -------------
                     $      80,000   $     -         $      80,000
                     =============   ============    =============


        1994
      Federal        $       -       $     -         $       -
      State                  -             -                 -
      Foreign               29,000         -                29,000
                     -------------   ------------    -------------
                     $      29,000   $     -         $      29,000
                     =============   ============    =============



A reconciliation of the U.S. statutory tax rate to the Company's effective tax rate follows:


                              1996                1995                1994
                              ----                ----                ----
                          Amount   Percent    Amount    Percent     Amount  Percent
U.S. statutory tax        $131,000    34.0%   $(431,000)  34.0 %   $  25,000   34.0%
U.S. net operating
  loss carryforward        (56,000)  (14.5)     532,000   42.0       (21,000) (28.3)
Foreign subsidiary
  operations                  -        -        (42,000)  (3.3)        6,000    8.0
Officers' life insurance     5,000     1.3       17,000    1.3        17,000   22.8
Other                        5,000     1.3        4,000    0.3     $   2,000    2.6
                          --------   ------    --------   -----    ---------  -----
      Effective Tax Rate  $ 85,000    22.1%    $ 80,000    6.3%    $   29,000  39.1%
                          ========   ======    ========   =====    ==========  =====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 1996 and 1995 are presented below:

                                                     1996             1995
                                                     ----             ----

Deferred tax assets:
  Deferred gain on sale and leaseback             $  146,000       $  259,000
  Inventory obsolescence and
    disposition reserves                             418,000          328,000
  Deferred compensation accruals                     206,000          221,000
  Allowance for doubtful
    accounts receivable                              123,000          177,000
  Net operating loss carryforwards                 1,987,000        1,926,000
  General business credit carryforwards              186,000          186,000
  Other                                                8,000           18,000
                                                  ----------       ----------
    Total deferred tax assets                      3,074,000        3,115,000
Less valuation allowance                          (2,998,000)      (3,054,000)
                                                  ----------       ----------
    Net deferred tax assets                           76,000           61,000
                                                  ----------       ----------

Deferred tax liabilities:
  Cash surrender value of officers'
  life insurance                                      61,000           61,000
  Other                                                15,000            -
                                                   ----------      ----------
   Total deferred tax liabilities                      76,000          61,000
                                                   ----------      ----------
Net deferred tax assets and liabilities            $  -0-          $   -0-
                                                   ----------      ----------

The Company has provided a valuation allowance of $2,998,000 for deferred tax assets since realization of these assets was not assured due to the Company's recent history of operating losses. At September 30, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $5,800,000 which are available to offset future federal taxable income, if any, through 2011. The Company also had general business tax credit carryforwards for federal income tax purposes of approximately $186,000 which are available to reduce future federal income taxes, if any, through 2003. Pretax domestic income
(loss) amounted to approximately $136,000, ($1,626,000), and $6,000 in fiscal years 1996, 1995 and 1994, respectively. Pretax foreign income amounted to approximately $311,000, $291,000 and $83,000 in fiscal years 1996, 1995 and
1994, respectively.

NOTE 6.  Long-Term Debt

Long-term debt is comprised of the following at September 30, 1996 and 1995:
                                                   1996            1995
                                                   ----            ----
Related party:
  Mortgage loan denominated in Japanese
  yen at a formula interest rate
  (6.3% and 6.1% at September 30, 1996
  and 1995) with annual installments of
  14,400,000 yen to December 1998             $  393,008         $  583,010

  Term loan with interest rate of 1%
  above the prevailing  prime rate
  (9.25% and 10.0% at September 30, 1996
  and 1995) due July 1998                      2,000,000          2,000,000
                                              ----------         ----------
                                               2,393,008          2,583,010
  Less installments due within one year          131,003            145,751
                                              ----------         ----------
                                              $2,262,005         $2,437,259
                                              ==========         ==========
Banks and other:
  Revolving credit loan (see below)           $4,142,898         $2,800,000
  Capital lease obligations                       86,520            146,048
  Other                                           10,179             30,430
                                              ----------         ----------
                                               4,239,597          2,976,478
  Less installments due within one year           72,716             74,988
                                              ----------         ----------

                                              $4,166,881         $2,901,490

In October 1993, the Company issued a $2,000,000 secured promissory note to Chugai Boyeki Co., Ltd., a related party. The note is subordinated to senior bank debt with regard to liens and interest under certain conditions and is due in July 1998.

At September 30, 1995, the Company was a party to a secured Revolving Credit Agreement with two banks which provided for aggregate maximum borrowings of $2,800,000 subject to an availability formula based on accounts receivable. Borrowings under the Credit Agreement were due in October, 1995, with interest at 3% above the banks' prime rate (11.75% at September 30, 1995), and required no compensating balances. At September 30, 1995, the Company was in default of certain financial covenants under this agreement. Such debt was repaid on December 28, 1995 with the proceeds received under a new two year Credit and Security Agreement with another bank which provides for maximum borrowings of $5,500,000, subject to an availability formula based on accounts receivable and inventory balances. Borrowings under the agreement bear interest at the bank's prime rate plus 1.25% (9.50% at September 30, 1996).

The Credit and Security Agreement contains restrictive covenants which, among other things, require the Company to maintain certain levels of net worth, earnings and ratios of interest coverage and debt to net worth. Borrowings under this agreement are secured by substantially all assets of the Company.

Long-term debt maturing in each of the three fiscal years subsequent to September 30, 1996 approximates $204,000 in 1997, $6,298,000 in 1998 and
$131,000 in 1999, respectively.

At September 30, 1996, future minimum annual rental commitments under the non-cancellable capital lease obligations were as follows: $68,556 in 1997 and $24,585 in 1998, which includes imputed interest of $6,019 in 1997 and $602 in 1998.

NOTE 7.  Foreign Operations

The Company operates one foreign entity, Vicon Industries (U.K.), Ltd., a wholly
owned   subsidiary   which  markets  and  distributes  the  Company's   products
principally within the United Kingdom and Europe.

The following summarizes certain information concerning the Company's operations in the U.S. and U.K. for fiscal years 1996, 1995, and 1994:

                                    1996                1995           1994
                                    ----                ----           ----
Net sales
 U.S.                            $35,468,000         $34,294,000    $39,342,000
 U.K.                              7,723,000           9,553,000      8,372,000
                                 -----------         -----------    -----------
    Total                        $43,191,000         $43,847,000    $47,714,000
Operating profit (loss)
  U.S.                           $   805,000         $  (827,000)   $   542,000
  U.K.                               421,000             573,000        271,000
                                 -----------         -----------    -----------
    Total                        $ 1,226,000         $  (254,000)   $   813,000
Identifiable assets
  U.S.                           $23,260,000         $21,213,000    $23,388,000
  U.K.                             4,825,000           5,210,000      5,469,000
                                 -----------         -----------    -----------
    Total                        $28,085,000         $26,423,000    $28,857,000

Net assets-- U.K.                $   935,000         $   711,000    $   499,000

U.S.  sales include  $8,531,000,  $7,987,000  and  $8,358,000 for export in fiscal years 1996, 1995, and 1994, respectively. Operating profit (loss) excludes unrealized foreign exchange gain/loss, interest expense and income taxes. U.S. assets include $117,000, $1,127,000, and $888,000 in fiscal years 1996, 1995, and 1994, respectively, of cash for general corporate use.

NOTE 8.  Stock Options and Stock Purchase Rights

The Company maintains stock option plans which include both incentive and non-qualified options covering a total of 477,584 shares of common stock reserved for issuance to key employees, including officers and directors. Such amount includes a total of 200,000 options reserved for issuance in 1994 under an Incentive Stock Option Plan, as well as a total of 50,000 options reserved for issuance in 1994 under a Non-Qualified Stock Option Plan for Outside Directors. All options are issued at fair market value at the grant date and are exercisable in varying installments according to the plans. There were 32,935 and 227,923 shares available for grant at September 30, 1996 and 1995, respectively. As of September 30, 1996, 1995, and 1994, options exercisable pursuant to the plans amounted to 289,471, 198,783, and 268,054, respectively.

Changes in outstanding stock options for the three years ended September 30, 1996, are presented below:
                                             Shares      Price Range Per Share

Balance-September 30, 1993                   313,174     $ 2.12   --   4.88

    Granted                                  221,694     $ 1.88   --   --
    Cancelled                               (103,694)    $ 2.12   --   4.88
                                             -------
Balance-September 30, 1994                   431,174     $ 1.88   --   2.38
                                             -------

    Granted                                   25,000     $ 1.94   --   --
    Cancelled                               (156,513)    $ 1.88   --   2.25
                                             -------
Balance-September 30, 1995                   299,661     $ 1.88   --   2.38
                                             -------

    Granted                                  245,397     $ 1.69   --   2.25
    Exercised                                (14,500)    $ 1.69   --   1.88
    Cancelled                                (85,909)    $ 1.69   --   2.38
                                             -------
Balance-September 30, 1996                   444,649     $ 1.69   --   2.25
                                             =======




In November 1986, the Board of Directors declared a dividend of one Stock Purchase Right for each share of common stock outstanding on December 1, 1986. In addition, 385,715 Rights were distributed with certain new shares subsequently issued by the Company. The Rights entitle the holder to purchase for $15 one share of common stock subject to adjustment under certain conditions. The Rights are redeemable by the Company until the occurrence of certain events at $.05 per Right. The Rights expire on November 30, 1996.

NOTE 9.  Industry Segment and Major Customer

The Company operates in one industry which encompasses the design, manufacture, assembly, and marketing of closed-circuit television (CCTV) equipment and systems for the CCTV segment of the security products industry. The Company's products include all components of a video surveillance system such as remote positioning devices, cameras, monitors, video switchers, housings, mounting accessories, recording devices, manual and motorized lenses, controls, video signal equipment, and consoles for system assembly. No customer represented sales in excess of ten percent of consolidated revenues during any of the three fiscal years presented.

NOTE 10.  Commitments

In January 1988, the Company entered into a sale and leaseback agreement involving its principal operating facility (see Note 3). The ten-year lease provides for rent of $1,128,000 in the first year, increasing 4 percent annually through 1998.

In November 1994, the Company entered into a sublease agreement, dated January 1, 1993, with an affiliated company of the landlord which provides for minimum sublease payments to the Company of $120,000 in calendar year 1993; $180,000 in 1994; $240,000 in 1995 and $300,000 per year from January 1, 1996 through
January 19, 1998, in exchange for the right to occupy a total of approximately 25,000 sq. ft. of office and warehouse space in the Company's primary operating facility. At the same time, the Company entered into an agreement with its landlord and subtenant whereby the Company has agreed to vacate its principal operating facility at anytime after January 1995, at the landlord's or subtenant's option, and the landlord has agreed to release the Company from its future lease obligations in consideration of a lease termination payment by the Company to the landlord of $1,000,000. Such option, if exercised, would also require the landlord to provide the Company with at least six months notice prior to the required vacate date. The lease termination payment will be reduced by $27,778 for each month after January 31, 1995 that the Company remains obligated under the primary lease. In October 1996, the landlord exercised its option that the Company vacate within six months. The lease termination obligation will be approximately $260,000. Such expense will be substantially offset by the remaining unamortized balance of the deferred sale and leaseback gain. In the event the Company is unable to vacate by the required date, it will be required to refund all sublease payments received through the actual vacate date as specified above in the November 1994 sublease agreement.

Additionally, the Company occupies certain other facilities, or is contingently liable, under long-term operating leases which expire at various dates through 1998. The leases, which cover periods from one to four years, generally provide for renewal options at specified rental amounts. The aggregate operating lease commitment (net of sublease rental) at September 30, 1996 was $1,180,000 with minimum rentals for the fiscal years shown as follows: 1997--$907,000; 1998--$273,000. Subsequent to year end, the Company entered into a five year lease agreement for a new principal operating facility. The aggregate commitment under such agreement amounted to $1,803,000 with minimum rentals for the fiscal years shown as follows: 1997 -- $182,000; 1998 -- $369,000; 1999 -- $377,000;
2000 -- $384,000; 2001 and thereafter -- $491,000.

The Company is a party to employment agreements with five executives which provide for, among other things, the payment of compensation if there is a change in control without Board of Director approval (as defined in the agreements). The contingent liability under these change in control provisions at September 30, 1996 was approximately $1,635,000. The total compensation payable under these agreements aggregated $1,264,000 at September 30, 1996. The Company is also a party to insured deferred compensation agreements with two retired officers. The aggregate remaining compensation payments of approximately $966,000 as of September 30, 1996 are subject to the individuals adherence to certain non-compete covenants, and are payable over a ten year period commencing upon retirement.

Sales to the Company's U.K. subsidiary are denominated in British pounds sterling. The Company attempts to minimize its currency exposure on these intercompany sales through the purchase of forward exchange contracts to cover unpaid receivables. These contracts generally involve the exchange of one currency for another at a future date and specified exchange rate. At September 30, 1996, the Company had approximately $2,000,000 of outstanding forward exchange contracts to sell British pounds. Such contracts expire at varying dates and exchange rates through April 25, 1997.

The Company's purchases of Japanese sourced products through Chugai Boyeki Co., Ltd., a related party, are denominated in Japanese yen. At September 30, 1996, Chugai had purchased, on the Company's behalf, forward exchange contracts to purchase approximately 100 million Japanese yen to hedge the currency risk on accounts payables denominated in Japanese yen. Such contracts expire at varying dates and exchange rates through December 1996.

NOTE 11:  Related Party Transactions

As of September 30, 1996 and 1995, Chugai Boyeki Company, Ltd. ("Chugai") owned 548,715 shares of the Company's common stock (19.8% of the total outstanding shares). The Company, which has been conducting business with Chugai for approximately 17 years, imports certain finished products and components through Chugai and also sells its products to Chugai who resells the products in certain Asian and European markets. The Company purchased approximately $9.2, $11.6 and $14.1 million of products and components from Chugai in fiscal years 1996, 1995, and 1994, respectively, and the Company sold $2.1, $3.4, and $3.5 million of product to Chugai for distribution in fiscal years 1996, 1995, and 1994, respectively. At September 30, 1996 and 1995, the Company owed $7.5 million and $6.9 million, respectively, to Chugai and Chugai owed $148,000 and $92,000, respectively, to the Company resulting from purchases of products. The amounts owed to Chugai are secured by a subordinated lien on substantially all the Company's assets. During fiscal 1989, Chugai made a mortgage loan to the Company in the amount of $1,026,000 to partially finance the construction of a new sales/distribution facility in the U.K. In October 1993, the Company borrowed $2 million from Chugai under a promissory note agreement. See Note 6 for a further discussion of this transaction.

As of September 30, 1996, Mr. Chu S. Chun controlled 300,557 shares of the Company's common stock (10.8% of the total outstanding shares). Mr. Chun owns Chun Shin Industries, Inc., the Company's 50% South Korean joint venture partner, and Chun Shin Electronics. (CSE) which purchases product from the joint venture (see Note 2). Mr. Chun also controls I.I.I. Companies, Inc. (I.I.I.), a U.S. based company, which arranges the importation and provides short term financing on all the Company's product purchases from Chun Shin Electronics, Inc. During fiscal years 1996 and 1995, the Company purchased approximately $5.8 million and $5.1 million of products from I.I.I. under this agreement. Further, the Company sold approximately $900,000 of its products to I.I.I. during each of fiscal years 1996 and 1995. At September 30, 1996 and 1995, I.I.I. owed the Company approximately $368,000 and $422,000, respectively.

                       VICON INDUSTRIES, INC. AND SUBSIDIARIES
                              QUARTERLY FINANCIAL DATA

(Unaudited)


                                                            Net Earnings (loss)
                                                                per share
  Quarter          Net          Gross           Net
   Ended          Sales        Profit      Profit (Loss)  Primary  Fully Diluted


Fiscal 1996
December       $10,512,000    $2,706,000    $   102,000   $ .04       $ .04
March           10,856,000     2,748,000        125,000     .05         .05
June            10,902,000     2,735,000         41,000     .01         .01
September       10,921,000     2,768,000         32,000     .01         .01
               -----------   -----------    -----------   -----       -----
 Total         $43,191,000   $10,957,000    $   300,000   $ .11       $ .10
               ===========   ===========    ===========   =====       =====



Fiscal 1995
December       $11,828,000    $2,698,000    $    16,000   $ .01       $ .01
March           10,952,000     2,351,000       (467,000)   (.17)       (.17)
June            10,287,000     2,247,000       (540,000)   (.20)       (.20)
September       10,780,000     2,250,000       (356,000)   (.13)       (.13)
               -----------    ----------    -----------   -----        ----
 Total         $43,847,000    $9,546,000    $(1,347,000)  $(.49)      $(.49)
               ===========    ==========    ===========   =====       =====







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

                                                          SCHEDULE I




                       VICON INDUSTRIES, INC. AND SUBSIDIARIES

                          VALUATION AND QUALIFYING ACCOUNTS


                   Years ended September 30, 1996, 1995, and 1994



                              Balance at   Charged to              Balance
                              beginning    costs and               at end
     Description              of period    expenses    Deductions  of period

Reserves and allowances
  deducted from asset
  accounts:

Allowance for uncollectible
  accounts:



September 30, 1996            $542,000     $186,000    $332,000   $396,000
                              ========     ========    ========   ========

September 30, 1995            $309,000     $381,000    $148,000   $542,000
                              ========     ========    ========   ========

September 30, 1994            $295,000     $180,000    $166,000   $309,000
                              ========     ========    ========   ========

                                     SIGNATURES


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICON INDUSTRIES, INC.

By Kenneth M. Darby          By Arthur D. Roche           By John M. Badke
   Kenneth M. Darby             Arthur D. Roche              John M. Badke
   President                    Executive Vice President     Controller
  (Chief Executive Officer)  (Chief Financial Officer)    (Chief Acctg. Officer)

December 26, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

VICON INDUSTRIES, INC.


Donald N. Horn                                         December 26, 1996
---------------------                                  -----------------
Donald N. Horn            Chairman of the Board        Date

Kenneth M. Darby          Director                     December 26, 1996
---------------------                                  -----------------
Kenneth M. Darby                                       Date

Arthur D. Roche           Director                     December 26, 1996
---------------------                                  -----------------
Arthur D. Roche                                        Date

Arthur V. Wallace         Director                     December 26, 1996
---------------------                                  -----------------
Arthur V. Wallace                                      Date

Peter F. Barry                                         December 26, 1996
---------------------                                  -----------------
Peter F. Barry            Director                     Date

Milton F. Gidge                                        December 26, 1996
---------------------                                  -----------------
Milton F. Gidge           Director                     Date

Michael D. Katz                                        December 26, 1996
---------------------                                  -----------------
Michael D. Katz           Director                     Date

Peter F. Neumann                                       December 26, 1996
---------------------                                  -----------------
Peter F. Neumann          Director                     Date

W. Gregory Robertson                                   December 26, 1996
W. Gregory Robertson      Director                     Date

Kazuyoshi Sudo                                         December 26, 1996
Kazuyoshi Sudo            Director                     Date

                                     SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICON INDUSTRIES, INC.


By                          By                            By
   Kenneth M. Darby            Arthur D. Roche              John M. Badke
   President                   Executive Vice President     Controller
  (Chief Executive Officer)   (Chief Financial Officer)   (Chief Acctg. Officer)

December   , 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

VICON INDUSTRIES, INC.


                                                       December    , 1996
Donald N. Horn            Chairman of the Board        Date


                          Director                     December    , 1996
Kenneth M. Darby                                       Date


                          Director                     December    , 1996
Arthur D. Roche                                        Date


                          Director                     December    , 1996
Arthur V. Wallace                                      Date


                                                       December     , 1996
Peter F. Barry            Director                     Date


                                                       December     , 1996
Milton F. Gidge           Director                     Date


                                                       December     , 1996
Michael D. Katz           Director                     Date


                                                       December     , 1996
Peter F. Neumann          Director                     Date


                                                       December     , 1996
W. Gregory Robertson      Director                     Date


                                                       December     , 1996
Kazuyoshi Sudo            Director                     Date