Form 10-Q
period 1996-12-31
VICON INDUSTRIES INC /NY/
filed 1997-02-13
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549

                                    FORM 10-Q


QUARTERLY  REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES  EXCHANGE ACT
OF 1934



For Quarter Ended  December 31, 1996            Commission File No.  1-7939
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


                               Yes    X        No


At December 31 1996, the registrant had outstanding 2,777,328 shares of Common Stock, $.01 par value.

                         PART I - FINANCIAL INFORMATION

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES

               (CONDENSED) CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                 Three Months Ended

                                            12/31/96               12/31/95

Net sales...........................      $11,297,775            $10,512,468
Costs and expenses:
  Cost of goods sold................        8,116,967              7,806,854
  Selling, general & admin.
    expenses........................        2,721,195              2,357,942
  Interest expense..................          263,948                235,372
  Unrealized foreign
    exchange gain...................          (33,623)               (14,372)
                                          -----------            -----------
     Total costs and expenses.......       11,068,487             10,385,796

Income before income taxes..........          229,288                126,672

Provision for
    income taxes....................           14,000                 25,000
                                          -----------            -----------
Net income..........................      $   215,288            $   101,672
                                          ===========            ===========



Net income per share                       $   .08                $   .04
                                               ===                    ===



Weighted average number of
shares outstanding and
equivalent shares                            2,870,000             2,763,000



See Notes to (Condensed) Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     (CONDENSED) CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)




ASSETS                                              12/31/96        9/30/96


CURRENT ASSETS
Cash............................................  $    124,994   $   205,876
Accounts receivable (less allowance
  of $449,000 at December 31, 1996 and
  $396,000 at September 30, 1996)...............     8,800,449     8,635,020
Other receivables...............................        69,058        71,819
Inventories:
  Parts, components, and materials..............     2,808,332     2,175,408
  Work-in-process...............................     2,384,297     1,391,552
  Finished products.............................    10,475,281    11,135,798
                                                   -----------   -----------
                                                    15,667,910    14,702,758
Prepaid expenses................................       601,902       529,631
                                                   -----------   -----------
TOTAL CURRENT ASSETS............................    25,264,313    24,145,104
--------------------

Property, plant and equipment...................    13,751,068    13,640,198
Less:  accumulated depreciation.................   (10,675,885)  (10,606,013)
                                                   -----------   -----------
                                                     3,075,183     3,034,185
Other assets....................................       919,055       905,327
                                                   -----------   -----------

TOTAL ASSETS....................................   $29,258,551   $28,084,616
------------                                       ===========   ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Borrowings under revolving credit agreement.....  $  1,262,092   $   959,583
Current maturities of long-term debt............       393,989       203,719
Accounts payable:
  Related party.................................     7,331,514     7,457,482
  Other.........................................     1,861,218     1,811,730
Accrued wages and expenses......................     1,464,496     1,229,087
Income taxes payable............................       108,770        87,205
Deferred gain on sale and leaseback.............        90,783       332,100
                                                  ------------   -----------
TOTAL CURRENT LIABILITIES                           12,512,862    12,080,906
-------------------------

Long-term debt:
  Related party.................................     1,923,989     2,262,005
  Other.........................................     4,917,678     4,166,881
Deferred gain on sale and leaseback.............           -         101,893
Other long-term liabilities.....................       489,640       504,776
SHAREHOLDERS' EQUITY
Common stock, par value $.01....................        28,027        28,027
Capital in excess of par value..................     9,423,089     9,423,089
Accumulated deficit.............................       (68,323)     (283,611)
                                                  ------------   -----------
                                                     9,382,793     9,167,505
Less Treasury stock 25,400 shares, at cost......       (82,901)      (82,901)
Foreign currency translation adjustment.........       114,490      (116,449)
                                                  ------------   -----------
TOTAL SHAREHOLDERS' EQUITY                           9,414,382     8,968,155
--------------------------                        ------------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......  $ 29,258,551   $28,084,616
------------------------------------------        ============   ===========

See Notes to (Condensed) Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
               (CONDENSED) CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Three Months Ended

                                                      12/31/96         12/31/95

Cash flows from operating activities:
    Net income...................................   $  215,288        $ 101,672
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization..............      183,127          164,207
      Amortization of sale and leaseback.........     (343,210)         (83,025)
      Unrealized foreign exchange gain...........      (33,623)         (14,372)
    Change in assets and liabilities:
      Accounts receivable........................     (29,940)           45,762
    Other receivables............................        2,761           10,586
    Inventories..................................     (819,790)        (591,402)
    Prepaid  expenses............................      (57,163)         (60,592)
    Other assets.................................      (13,728)         (51,194)
    Accounts  payable............................     (107,485)       1,721,152
    Accrued wages and expenses...................      217,849         (377,884)
    Income taxes payable.........................       13,844           26,912
    Other  liabilities...........................      (15,136)         (14,246)
                                                      ---------       ---------
       Net cash (used in) provided by
          operating activities..................      (787,206)         877,576
                                                      ---------       ---------

Cash flows from investing activities:
    Capital expenditures, net of
      minor  disposals...........................     (102,286)         (74,136)
                                                     ---------       ----------
        Net cash used in investing activities....     (102,286)         (74,136)
                                                     ---------       ----------

Cash flows from financing activities:
    Net borrowings under new credit and
      security agreement.........................      767,426        1,882,078
    Repayments of U.S. revolving credit
      agreement..................................          -         (2,800,000)
    Increase (decrease) in borrowings under U.K.
      revolving credit agreement................       302,509          (69,556)
    Repayments of other debt.....................     (158,425)        (178,639)
                                                    ----------       ----------
      Net cash provided by (used in)
         financing activities....................      911,510       (1,166,117)
                                                    ----------      -----------
Effect of exchange rate changes on cash..........     (102,900)          36,027
                                                    ----------       ----------

Net decrease in cash.............................      (80,882)        (326,650)
Cash at beginning of quarter.....................      205,876        1,151,850
                                                    ----------       ----------
Cash at end of period............................   $  124,994       $  825,200
                                                    ==========       ==========








See Notes to (Condensed) Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO (CONDENSED) CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 1996



Note 1:  Basis of Presentation

The accompanying unaudited (condensed) consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations
Three Months Ended December 31, 1996 Compared with December 31, 1995


Net sales for the quarter ended December 31, 1996 were approximately $11.3 million compared with $10.5 million in the corresponding quarter last fiscal year. The increase was due principally to sales of the Company's new Aurora digital video product line. The backlog of orders increased $1.4 million to $4.4 million at December 31, 1996.

Gross profit margins for the quarter increased to 28.2% compared with 25.7% in the corresponding quarter one year ago. The margin improvement was due principally to increased sales of higher margin products, particularly new proprietary digital video products. The Company's video product margins also rose principally as a result of cost reductions.

Operating expenses for the current quarter increased to $2.7 million compared with $2.4 million in the corresponding quarter last year due principally to higher selling expenses. Interest expense increased by approximately $29,000 to $264,000 for the current year quarter as the level of bank borrowings increased.

During the quarter, the Company recorded an unrealized foreign exchange gain of $34,000 compared with a $14,000 gain in the corresponding quarter last year. This gain resulted from the Company's revaluation of its yen denominated mortgage obligation into U.S. dollars as the value of the British pound sterling gained against the Japanese yen during the period.

The increase in pretax income of $103,000 was due principally to higher sales and gross margins, offset in part by increased operating expenses.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND FINANCIAL CONDITION

December 31, 1996 Compared with September 30, 1996

Working capital increased $.7 million to $12.8 million at December 31, 1996 principally as a result of increased bank borrowings, which were used to finance higher inventory levels.

Accounts receivable increased $.2 million to $8.8 million at December 31, 1996 due principally to higher sales levels. Inventories increased $1.0 million to $15.7 million at December 31, 1996 as a result of increased component part and work-in-process inventories related to the production of a new dome camera product line. Total accounts payable remained principally unchanged at approximately $9.2 million at December 31, 1996 since inventory increases were financed through additional bank borrowings and operating profits.

The Company has a revolving line of credit of 700,000 pounds sterling (approx. $1.2 million) in the U.K. to support local cash requirements. At December 31, 1996, borrowings under this agreement were approximately $1,262,000, which was used for general working capital purposes.

The Company's bank loan agreement provides for maximum borrowings of $5.5 million subject to an availability formula based on accounts receivable and inventories and expires in December 1997. Borrowings under such agreement amounted to approximately $4.9 million at December 31, 1996 compared with $4.1 million at September 30, 1996. The increase was used principally to finance the higher inventory levels. In February 1997, the loan agreement was amended to increase maximum borrowings to $6.5 million. Further, the term of the agreement was extended to January 31, 1999 and the interest rate was reduced from 1.25% to 1% over the prime rate. Concurrent with this amendment, the Company amended its $2,000,000 secured promissory note with Chugai Boyeki Co., Ltd., a related party, to require installments of $200,000 upon execution, $360,000 in July 1998 and the balance of $1,440,000 upon expiration in July 1999. The Company believes that its bank loan agreements and other sources of credit provide adequate funding to meet its near term cash requirements.

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





February 13, 1997








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





February 13, 1997







                                           VICON INDUSTRIES, INC.
                                           VICON INDUSTRIES, INC.






Kenneth M. Darby                           Arthur D. Roche
Kenneth M. Darby                           Arthur D. Roche
President                                  Executive Vice President
Chief Executive Officer                    Chief Financial Officer