Form 10-Q
period 1997-03-31
VICON INDUSTRIES INC /NY/
filed 1997-05-15
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549

                                    FORM 10-Q


QUARTERLY  REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES  EXCHANGE ACT
OF 1934



For Quarter Ended  March 31, 1997            Commission File No.  1-7939
                  -------------------------                      -------




                     VICON INDUSTRIES, INC.
               (Exact name of registrant as specified in its charter)


      NEW YORK STATE                                           11-2160665
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          identification No.)



            89 Arkay Drive, Hauppauge, New York                        11788
            (Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including area code: (516) 952-2288



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


                               Yes    X        No


At March 31, 1997, the registrant had outstanding 2,802,728 shares of Common Stock, $.01 par value.

                         PART I - FINANCIAL INFORMATION

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES

               (CONDENSED) CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                 Three Months Ended

                                            3/31/97               3/31/96

Net sales...........................      $12,327,871            $10,855,627
Costs and expenses:
  Cost of goods sold................        8,935,576              8,107,322
  Selling, general & admin.
    expenses........................        2,699,230              2,417,914
  Relocation expense................          225,129                  -
  Interest expense..................          260,985                184,967
  Unrealized foreign
    exchange gain...................            -                     (5,012)
                                          -----------            -----------
     Total costs and expenses.......       12,120,920             10,705,191

Income before income taxes..........          206,951                150,436

Provision for
    income taxes....................           41,000                 25,000
                                          -----------            -----------
Net income..........................      $   165,951            $   125,436
                                          ===========            ===========



Net income per share                       $   .06                $    .05
                                               ===                     ===



Weighted average number of
shares outstanding and
equivalent shares                           2,939,024            2,762,828


See Notes to (Condensed) Consolidated Financial Statements.

                         PART I - FINANCIAL INFORMATION

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES

               (CONDENSED) CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                 Six Months Ended

                                            3/31/97               3/31/96

Net sales...........................      $23,625,645            $21,368,095
Costs and expenses:
  Cost of goods sold................       17,052,542             15,914,178
  Selling, general & admin.
    expenses........................        5,420,425              4,775,855
  Relocation expense................          225,129                  -
  Interest expense..................          524,933                420,338
  Unrealized foreign
    exchange gain...................          (33,623)               (19,384)
                                          -----------            -----------
     Total costs and expenses.......       23,189,406             21,090,987

Income before income taxes..........          436,239                277,108

Provision for
    income taxes....................           55,000                 50,000
                                          -----------            -----------
Net income..........................      $   381,239            $   227,108
                                          ===========            ===========



Net income per share                       $   .13                $    .08
                                               ===                     ===



Weighted average number of
shares outstanding and
equivalent shares                           2,893,674            2,762,828


See Notes to (Condensed) Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     (CONDENSED) CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



ASSETS                                                3/31/97      9/30/96


CURRENT ASSETS
Cash............................................  $    271,378   $   205,876
Accounts receivable (less allowance
  of $526,000 at March 31, 1997 and
  $396,000 at September 30, 1996)...............     9,283,139     8,635,020
Other receivables...............................       100,024        71,819
Inventories:
  Parts, components, and materials..............     2,889,182     2,175,408
  Work-in-process...............................     2,665,058     1,391,552
  Finished products.............................    10,807,387    11,135,798
                                                   -----------   -----------
                                                    16,361,627    14,702,758
Prepaid expenses................................       547,376       529,631
                                                   -----------   -----------
TOTAL CURRENT ASSETS............................    26,563,544    24,145,104
--------------------

Property, plant and equipment...................    14,192,502    13,640,198
Less:  accumulated depreciation.................   (10,867,251)  (10,606,013)
                                                   -----------   -----------
                                                     3,325,251     3,034,185
Other assets....................................     1,117,283       905,327
                                                   -----------   -----------

TOTAL ASSETS....................................   $31,006,078   $28,084,616
------------                                       ===========   ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Borrowings under revolving credit agreement.....  $  1,292,767   $   959,583
Current maturities of long-term debt............       175,602       203,719
Accounts payable:
  Related party.................................     7,498,933     7,457,482
  Other.........................................     2,692,821     1,811,730
Accrued wages and expenses......................     1,749,246     1,229,087
Income taxes payable............................       145,913        87,205
Deferred gain on sale and leaseback.............         -           332,100
                                                  ------------   -----------
TOTAL CURRENT LIABILITIES                           13,555,282    12,080,906
-------------------------

Long-term debt:
  Related party.................................     1,918,080     2,262,005
  Other.........................................     5,531,653     4,166,881
Deferred gain on sale and leaseback.............         -           101,893
Other long-term liabilities.....................       473,866       504,776
SHAREHOLDERS' EQUITY
Common stock, par value $.01....................        28,027        28,027
Capital in excess of par value..................     9,394,163     9,423,089
Retained earnings (deficit).....................        97,628      (283,611)
                                                  ------------   -----------
                                                     9,519,818     9,167,505
Less Treasury stock 25,400 shares, at cost......         -           (82,901)
Foreign currency translation adjustment.........         7,379      (116,449)
                                                  ------------   -----------
TOTAL SHAREHOLDERS' EQUITY                           9,527,197     8,968,155
--------------------------                        ------------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......  $ 31,006,078   $28,084,616
------------------------------------------        ============   ===========

See Notes to (Condensed) Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
               (CONDENSED) CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Six Months Ended

                                                        3/31/97          3/31/96

Cash flows from operating activities:
    Net income.....................................  $  381,239      $   227,108
    Adjustments to reconcile net income to net
    cash used in operating activities:
      Depreciation and amortization................     398,315          335,947
      Amortization of sale and leaseback...........    (433,993)       (166,050)
      Unrealized foreign exchange gain.............     (33,623)        (19,384)
  Change in assets and liabilities:
    Accounts receivable..........................      (578,417)       (585,249)
    Other receivables............................       (28,206)          13,086
    Inventories..................................    (1,586,331)     (1,538,560)
    Prepaid  expenses............................        (8,813)        (33,460)
    Other assets.................................      (211,956)        (93,895)
    Accounts  payable............................       906,467        1,304,196
    Accrued wages and expenses...................       510,530        (346,606)
    Income taxes payable.........................        54,844           50,711
    Other  liabilities...........................       (30,909)        (16,517)
                                                      ---------        ---------
       Net cash used in operating activities.....      (660,853)       (868,673)
                                                      ---------        ---------

Cash flows from investing activities:
    Capital expenditures, net of
      minor  disposals...........................      (631,447)       (249,979)
                                                      ---------       ----------
        Net cash used in investing activities....      (631,447)       (249,979)
                                                      ---------       ----------

Cash flows from financing activities:
    Net borrowings under new credit and
      security agreement.........................     1,388,755        3,011,904
    Repayments of U.S. revolving credit
      agreement..................................         -          (2,800,000)
    Repayment of promissory note to related party      (200,000)           -
    Increase (decrease) in borrowings under U.K.
      revolving credit agreement.................       290,400        (102,516)
    Repayments of other debt.....................      (178,259)       (203,965)
                                                     ----------      ----------
      Net cash provided by (used in)
       financing activities......................     1,300,896         (94,577)
                                                     ----------      ----------
Effect of exchange rate changes on cash..........        56,906          85,048
                                                     ----------      ----------

Net increase (decrease) in cash..................        65,502      (1,128,181)
Cash at beginning of year........................       205,876       1,151,850
                                                     ----------      ----------
Cash at end of period............................   $   271,378        $ 23,669
                                                    ===========      ==========








See Notes to (Condensed) Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO (CONDENSED) CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 1997



Note 1:  Basis of Presentation

The accompanying unaudited (condensed) consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



Results of Operations
Three Months Ended March 31, 1997 Compared with March 31, 1996

Net sales for the quarter ended March 31, 1997 were $12.3 million compared with $10.9 million in the corresponding quarter last year. The increase was due principally to incremental sales of several newly introduced engineered systems products. The backlog of orders increased $.4 million during the quarter to $4.8 million at March 31, 1997.

Gross profit margins for the quarter increased to 27.5% compared with 25.3% in the corresponding quarter one year ago. The margin increase was due principally to increased sales of higher margin products, particularly new proprietary digital video products.

Operating expenses for the current quarter increased to $2.9 million compared with $2.4 million in the corresponding quarter last year. The increase was due to higher sales and promotion related expenses. Also during the quarter, $225,000 of moving expenses were incurred to relocate all U.S. operations to a new facility. Interest expense increased by approximately $76,000 to $261,000 during the current year quarter principally as a result of increased bank borrowings to support working capital growth.

The increase in pretax income of approximately $57,000 was principally due to higher sales and gross margins, offset in part by increased operating expenses.


Results of Operations
Six Months Ended March 31, 1997 Compared with March 31, 1996

Net sales for the six months ended March 31, 1997 were $23.6 million compared with $21.4 million in the corresponding period last fiscal year. The increase was due principally to incremental sales of new digital video products and related intelligent peripheral devices.

Gross profit margins for the six months ended March 31, 1997 were 27.8% compared with 25.5% in the corresponding period last year. The margin improvement was due to increased sales of higher margin products, particularly new proprietary digital video products.

Operating expenses for the six months ended March 31, 1997 increased to $5.6 million compared with $4.8 million in the corresponding period last year. The increase was due to higher sales and promotion related expenses. The Company also incurred $225,000 of relocation expenses as noted above. Interest expense increased by $105,000 to $525,000 as the level of bank borrowings increased to support working capital growth.

During the current period, the Company recorded an unrealized foreign exchange gain of $34,000 compared with a $19,000 gain in the corresponding period last year. These gains result from the revaluation of a yen denominated mortgage obligation into U.S. dollars.

The increase in pretax income of $159,000 was due to higher sales and gross margins, offset in part by increased operating expenses.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND FINANCIAL CONDITION

March 31, 1997 Compared with September 30, 1996

Working capital increased $.9 million to $13.0 million at March 31, 1997. The increase was principally a result of increased long term bank borrowings used to finance higher inventory levels.

Accounts receivable increased $.6 million to $9.3 million at March 31, 1997, due to higher sales levels. Inventories increased $1.7 million to $16.4 million at March 31, 1997 as a result of increased levels of parts and work-in-process related to production of a new dome camera product line. Total accounts payable increased $.9 million to approximately $10.2 million at March 31, 1997 in order to finance the higher inventory levels.

The Company maintains an overdraft facility and term mortgage loan of 1.1 million pounds sterling (approx. $1.8 million) in the U.K. to support working capital requirements. At March 31, 1997, approximately $1,293,000 was borrowed against these facilities.

In February 1997, the Company's bank loan agreement was amended to increase maximum borrowings from $5.5 million to $6.5 million, subject to an availability formula based on accounts receivable and inventories. Further, the term of the agreement was extended to January 31, 1999. Borrowings under such agreement amounted to approximately $5.5 million at March 31, 1997 compared with $4.1 million at September 30, 1996. The increase was used principally to finance higher inventory levels and capital additions. Concurrent with the foregoing amendment, a $2,000,000 secured promissory note with Chugai Boyeki Co., Ltd., a related party, was modified to require installments of $200,000 upon execution, $360,000 in July 1998 and the balance of $1,440,000 upon maturity in July 1999. The Company believes that its bank loan agreements and other sources of credit provide adequate funding to meet its near term cash requirements.

                                     PART II

ITEM 1 - LEGAL PROCEEDINGS

         The Company has no material outstanding litigation.

ITEM 2 - CHANGES IN SECURITIES

         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting was held on April 24, 1997.

         The following directors were elected at the meeting:

                    Kenneth M. Darby
                    Peter F. Neumann
                    Kazuyoshi Sudo

          The terms of the following directors continued after the meeting:

                    Peter F. Barry
                    Milton F. Gidge
                    Donald N. Horn
                    Michael D. Katz
                    W. Gregory Robertson
                    Arthur D. Roche
                    Arthur V. Wallace


      The matters voted upon at the meeting and the results of each vote are as follows:

     Nominees                                               Withhold
     For Directors:                  For                    Authority

     Mr. Darby                    2,656,137                    15,714
     Mr. Neumann                  2,352,730                   319,121
     Mr. Sudo                     2,656,012                    15,839

     Approval of the 1996
     Incentive Stock Option
     Plan, covering 200,000
     shares of Common Stock       1,852,848                   819,003

     Approval of the 1996
     Non-Qualified Stock
     Option Plan for Outside
     Directors, covering
     50,000 shares of
     Common Stock                 1,538,197                 1,133,654

     Ratification of
      Auditors                    2,650,321                    21,530

ITEM 5 - OTHER INFORMATION

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          No Form 8-K was required to be filed during the current quarter.


            Exhibit
            Numbers   Description

             10         Material Contracts

                       (.1)   Credit  and   Security   Agreement   between   the
                              Registrant   and  IBJ  Schroder   Bank  and  Trust
                              Company, Second Amendment dated February 5, 1997.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





May 13, 1997








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





May 13, 1997







                                           VICON INDUSTRIES, INC.
                                           VICON INDUSTRIES, INC.






Kenneth M. Darby                           Arthur D. Roche
Kenneth M. Darby                           Arthur D. Roche
President                                  Executive Vice President
Chief Executive Officer                    Chief Financial Officer