Form 10-Q
period 1997-06-30
VICON INDUSTRIES INC /NY/
filed 1997-08-11
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549

                                    FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934



For Quarter Ended  June 30, 1997             Commission File No.  1-7939
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


                               Yes    X        No


At June 30, 1997, the registrant had outstanding 2,802,728 shares of Common Stock, $.01 par value.

                         PART I - FINANCIAL INFORMATION

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES

               (CONDENSED) CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                 Three Months Ended

                                            6/30/97               6/30/96

Net sales...........................      $13,725,759            $10,901,705
Costs and expenses:
  Cost of goods sold................        9,815,328              8,166,548
  Selling, general & admin.
    expenses........................        3,048,456              2,474,716
  Interest expense..................          309,274                209,270
  Unrealized foreign
    exchange gain...................           (6,273)               (14,365)
                                          -----------            -----------
     Total costs and expenses.......       13,166,785             10,836,169

Income before income taxes..........          558,974                 65,536

Provision for
    income taxes....................           16,000                 25,000
                                          -----------            -----------
Net income..........................      $   542,974            $    40,536
                                          ===========            ===========



Net income per share                       $   .18                $    .01
                                               ===                     ===




Weighted average number of shares
  used in computing net income
  per share                                  3,049,335             2,857,545


See Notes to (Condensed) Consolidated Financial Statements.

                         PART I - FINANCIAL INFORMATION

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES

               (CONDENSED) CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                 Nine Months Ended

                                            6/30/97               6/30/96

Net sales...........................      $37,351,404            $32,269,800
Costs and expenses:
  Cost of goods sold................       26,867,870             24,080,725
  Selling, general & admin.
    expenses........................        8,468,881              7,250,572
  Relocation expense................          225,129                  -
  Interest expense..................          834,207                629,608
  Unrealized foreign
    exchange gain...................          (39,896)               (33,749)
                                          -----------            -----------
     Total costs and expenses.......       36,356,191             31,927,156
                                          -----------            -----------

Income before income taxes..........          995,213                342,644

Provision for
    income taxes....................           71,000                 75,000
                                          -----------            -----------
Net income..........................      $   924,213            $   267,644
                                          ===========            ===========



Net income per share:

             Primary                      $   .31                $    .10
                                              ===                     ===

             Fully diluted                $   .30                $    .09
                                              ===                     ===



Weighted average number of shares used in computing net income per share:

              Primary                      2,950,071             2,788,299

              Fully diluted                3,073,714             2,893,889



See Notes to (Condensed) Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     (CONDENSED) CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



ASSETS                                                6/30/97      9/30/96


CURRENT ASSETS
Cash............................................  $    105,224   $   205,876
Accounts receivable (less allowance
  of $476,000 at June 30, 1997 and
  $396,000 at September 30, 1996)...............     9,520,565     8,635,020
Other receivables...............................       137,180        71,819
Inventories:
  Parts, components, and materials..............     4,066,423     2,175,408
  Work-in-process...............................     2,697,957     1,391,552
  Finished products.............................    11,566,399    11,135,798
                                                   -----------   -----------
                                                    18,330,779    14,702,758
Prepaid expenses................................       376,881       529,631
                                                   -----------   -----------
TOTAL CURRENT ASSETS............................    28,470,629    24,145,104
--------------------

Property, plant and equipment, net..............     3,570,573     3,034,185
Other assets....................................       954,116       905,327
                                                   -----------   -----------

TOTAL ASSETS....................................   $32,995,318   $28,084,616
------------                                       ===========   ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Borrowings under revolving credit agreement.....  $    785,060   $   959,583
Current maturities of long-term debt............       172,163       203,719
Accounts payable:
  Related party.................................     8,158,934     7,457,482
  Other.........................................     2,251,814     1,811,730
Accrued wages and expenses......................     1,949,809     1,229,087
Income taxes payable............................        95,601        87,205
Deferred gain on sale and leaseback.............         -           332,100
                                                  ------------   -----------
TOTAL CURRENT LIABILITIES                           13,413,381    12,080,906
-------------------------

Long-term debt:
  Related party.................................     1,800,000     2,262,005
  Other.........................................     7,159,284     4,166,881
Deferred gain on sale and leaseback.............         -           101,893
Other long-term liabilities.....................       458,094       504,776
SHAREHOLDERS' EQUITY
Common stock, par value $.01....................        28,027        28,027
Capital in excess of par value..................     9,394,163     9,423,089
Retained earnings (deficit).....................       640,602      (283,611)
                                                  ------------   -----------
                                                    10,062,792     9,167,505
Less Treasury stock 25,400 shares, at cost......         -           (82,901)
Foreign currency translation adjustment.........       101,767      (116,449)
                                                  ------------   -----------
TOTAL SHAREHOLDERS' EQUITY                          10,164,559     8,968,155
--------------------------                        ------------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......  $ 32,995,318   $28,084,616
------------------------------------------        ============   ===========

See Notes to (Condensed) Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
               (CONDENSED) CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Nine Months Ended

                                                       6/30/97          6/30/96

Cash flows from operating activities:
    Net income...................................   $  924,213      $   267,644
    Adjustments to reconcile net income to net
    cash used in operating activities:
      Depreciation and amortization..............      587,666          516,834
      Amortization of sale and leaseback.........     (433,993)        (249,075)
      Unrealized foreign exchange gain...........      (39,896)         (33,749)
  Change in assets and liabilities:
    Accounts receivable..........................     (791,969)        (747,546)
    Other receivables............................      (65,361)          36,930
    Inventories..................................   (3,534,235)      (3,128,810)
    Prepaid  expenses............................      162,986          (70,221)
    Other assets.................................      (48,789)         (59,235)
    Accounts  payable............................    1,122,442        2,232,871
    Accrued wages and expenses...................      708,692         (520,030)
    Income taxes payable.........................        4,020           (2,484)
    Other  liabilities...........................      (46,682)         (31,176)
                                                      ---------        ---------
       Net cash used in operating activities.....   (1,450,906)      (1,788,047)
                                                      ---------       ---------

Cash flows from investing activities:
    Capital expenditures, net of
      minor  disposals...........................     (771,553)        (352,918)
                                                      ---------       ----------
        Net cash used in investing activities....     (771,553)        (352,918)
                                                      ---------       ----------

Cash flows from financing activities:
    Net borrowings under new credit and
      security agreement.........................    2,065,139        3,976,344
    Repayments of U.S. revolving credit
      agreement..................................         -          (2,800,000)
   Borrowings under U.K. term loan...............      830,000           -
    Repayment of mortgage loan to related party..     (353,112)        (140,845)
    Repayment of promissory note to related party     (200,000)          -
    (Decrease) increase in borrowings under U.K.
      revolving credit agreement.................     (226,766)           7,782
    Repayments of other debt.....................      (79,912)         (60,913)
                                                     ----------      ----------
      Net cash provided by
       financing activities......................     2,035,349         982,368
                                                     ----------       ---------
Effect of exchange rate changes on cash..........        86,458          46,533
                                                      ----------     ----------

Net decrease in cash.............................       (100,652)    (1,112,064)
Cash at beginning of year........................        205,876      1,151,850
                                                      ----------     ----------
Cash at end of period............................     $  105,224     $   39,786
                                                      ==========     ==========

Non-cash investing and financing activities:
    Capital lease obligations....................     $  276,624     $    -





See Notes to (Condensed) Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO (CONDENSED) CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 1997



Note 1:  Basis of Presentation

The accompanying unaudited (condensed) consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations
Three Months Ended June 30, 1997 Compared with June 30, 1996

Net sales for the quarter ended June 30, 1997 were $13.7 million compared with $10.9 million in the corresponding quarter last year. The increase was principally due to increased sales of engineered systems and equipment. Order intake for the quarter was $13.3 million. Unfilled orders were $4.4 million at June 30, 1997.

Gross profit margins for the current quarter were 28.5% compared with 25.1% in the corresponding quarter last year. The margin increase was due to lower costs for certain products and growing sales of new higher margin products.

Operating expenses for the current quarter increased to $3.0 million compared with $2.5 million in the corresponding quarter last year. The increase was due principally to higher selling costs. Interest expense increased approximately $100,000 to $309,000 for the current year quarter as a result of increased bank borrowings to support higher working capital needs.

The increase in current quarter pretax income of approximately $493,000 was principally due to higher sales and gross profit margins, offset in part by increased operating expenses.


Results of Operations
Nine Months Ended June 30, 1997 Compared with June 30, 1996

Net sales for the nine months ended June 30, 1997 were $37.4 million compared with $32.3 million in the corresponding period last year. The increase was principally due to increased sales of engineered systems and equipment. Order intake for the nine months was $38.7 million.

Gross profit margins for the nine months were 28.1% compared with 25.4% in the corresponding period last year. The margin improvement was due to lower costs for certain products and growing sales of new higher margin products.

Operating expenses increased to $8.7 million compared with $7.3 million in the corresponding period last year due to higher selling and product promotion costs. The Company also incurred $225,000 of moving expenses to relocate its U.S. headquarters to a new facility. Interest expense increased by $205,000 to $834,000 as a result of increased bank borrowings to support higher working capital needs.

During the current period, the Company recorded an unrealized foreign exchange gain of $40,000 compared with a $34,000 gain in the corresponding period last year. Such gains result from the revaluation of a yen denominated mortgage note into U.S. dollars.

The increase in current period pretax income of $653,000 was due to higher sales and gross margins, offset in part by increased operating expenses.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND FINANCIAL CONDITION

June 30, 1997 Compared with September 30, 1996

Working capital increased approximately $3.0 million to $15.1 million at June 30, 1997 principally as a result of increased bank borrowings used to finance higher inventory levels.

Accounts receivable increased approximately $.9 million to $9.5 million at June 30, 1997, as a result of higher sales levels. Inventories increased $3.6 million to $18.3 million at June 30, 1997 due principally to increased levels of parts and work-in-process for a new line of domed camera products. Total accounts payable increased $1.1 million to approximately $10.4 million at June 30, 1997 in order to finance the higher inventory levels.

The Company maintains an overdraft facility of 600,000 pounds sterling (approx. $996,000) in the U.K. to support working capital requirements. At June 30, 1997, borrowings under this agreement were approximately $785,000.

In February, 1997, the Company's bank loan agreement was amended to increase maximum borrowings from $5.5 million to $6.5 million, subject to an availability formula based on accounts receivable and inventories. Further, the term of the agreement was extended to January 31, 1999. Borrowings under such agreement amounted to approximately $6.2 million at June 30, 1997 compared with $4.1 million at September 30, 1996. The increase was used principally to finance higher inventory levels and capital additions. Concurrent with the foregoing amendment, a $2,000,000 secured promissory note with Chugai Boyeki Co., Ltd., a related party, was modified to require installments of $200,000 upon execution, $360,000 in July 1998 and the balance of $1,440,000 upon maturity in July 1999. In April 1997, the Company repaid its U.K. related party mortgage loan with the proceeds of a new ten year 500,000 pound sterling (approx. $830,000) bank term loan. The term loan is payable in equal monthly installments with interest at a fixed rate of 9%. The Company believes that its bank loan agreements and other sources of credit provide adequate funding to meet its near term cash requirements.

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




          EXHIBIT
          NUMBERS       DESCRIPTION

            10          Material Contracts

                        (.1) Advice of borrowing terms between the Registrant and National Westminster Bank PLC dated April 22, 1997.

                         (.2) Commercial fixed rate loan agreement between the
                              Registrant and National Westminster Bank PLC dated April 8, 1997.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





August 13, 1997








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





August 13, 1997






                                           VICON INDUSTRIES, INC.
                                           VICON INDUSTRIES, INC.






Kenneth M. Darby                           Arthur D. Roche
Kenneth M. Darby                           Arthur D. Roche
President                                  Executive Vice President
Chief Executive Officer                    Chief Financial Officer