Form 10-K
period 1997-09-30
VICON INDUSTRIES INC /NY/
filed 1997-12-24
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended:
September 30, 1997                               Commission File No.  1-7939
----------------------------------------------                       -------


                           VICON INDUSTRIES, INC.
               (Exact name of registrant as specified in its charter)


      NEW YORK                                                 11-2160665
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          identification No.)

89 Arkay Drive, Hauppauge, New York                                   11788
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:            (516) 952-2288
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


The aggregate market value of Common Stock held by non-affiliates of the registrant as of December 15, 1997 was approximately $19,300,000.

The number of shares outstanding of the registrant's Common Stock as of December 15, 1997 was 3,001,108.

                                    PART I



ITEM 1 - BUSINESS

General

Vicon Industries, Inc. (the "Company"), incorporated in New York in October, 1967, designs, manufactures, assembles and markets a wide range of closed circuit television ("CCTV") components and CCTV systems for security, surveillance, safety, process and control applications by end users. The Company sells CCTV components and systems directly to distributors, dealers and original equipment manufacturers, principally within the security industry. The U.S. security industry is a multi-billion dollar industry which includes guard services, armored carrier, electronic alarms and sensing equipment, safes, locking devices and access systems, as well as CCTV. The nature of the Company's business and the broad security market it serves has not changed materially in the past five years.

Users of the Company's products typically utilize them as a visual crime deterrent, for visual documentation, observing inaccessible or hazardous areas, enhancing safety, obtaining cost savings (such as lower insurance premiums), managing control systems, and improving the efficiency and effectiveness of personnel. The Company's products are marketed under its own brand names and registered trademarks. In fiscal 1997, no customer represented more than 10% of consolidated revenues.

Products

The Company's product line consists of approximately 600 products, of which about a third represent model variations. The Company's product line consists of various elements of a video system, including video cameras, display units (monitors), video recorders, switching equipment for video distribution, digital video and signal processing units (which perform character generation, multi screen display, video insertion, intrusion detection, source identification and alarm processing), motorized zoom lenses, remote camera positioning devices, manual and computer based system controls, environmental camera enclosures and consoles for system assembly. The Company maintains a large line of products due to the many varied climatic and operational environments under which the products are expected to perform. In addition to selling from a standard catalog line, for significant orders, the Company will produce to specification or modify an existing product to meet a customer's requirements. The Company's products range in price from $10 for a simple camera mounting bracket to approximately one hundred thousand dollars (depending upon configuration) for a large digital control and video switching system.

Marketing

The Company's products are sold worldwide, principally to independent distributors, dealers and integrators of various types of security-related systems. Sales are made by in-house customer service representatives, field sales engineers and by independent sales representatives in certain areas of the United States. The sales effort is supported by an in-house technical services group which provides application engineering, system design and project management.

Although the Company does not sell directly to end users, much of its sales promotion and advertising is directed at end user markets. The Company's products are employed in video system installations by: (1) commercial and industrial users, such as office buildings, manufacturing plants, warehouses, apartment complexes, shopping malls and retail stores; (2) federal, state, and local governments for national security purposes, municipal facilities, prisons, and military installations; (3) financial institutions, such as banks, clearing houses, brokerage firms and depositories, for security purposes; (4) transportation departments for highway traffic control, bridge and tunnel monitoring, and airport, subway, bus and seaport surveillance; (5) gaming casinos, where video surveillance is often mandated by local regulation; and (6) health care facilities, such as hospitals, particularly psychiatric wards and intensive care units. The Company estimates that approximately 50 percent of its total revenues are sales for commercial and industrial uses.

The Company's principal sales offices are located in Hauppauge, New York; Atlanta, Georgia and Segensworth, England.

International Sales

The Company sells internationally by direct export to dealers and distributors, and, in Europe through the Company's United Kingdom (U.K.) subsidiary to dealers and distributors. In fiscal 1997, the operating profit and identifiable assets of the Company's U.K. subsidiary amounted to approximately $363,000 and $4.8 million, respectively. For more information regarding foreign operations, see
Note 7 of Notes to Consolidated Financial Statements included elsewhere herein. Direct export sales and sales from the Company's U.K. subsidiary amounted to $17.8 million, $16.2 million and $17.5 million or 35%, 38% and 40% of consolidated revenues in fiscal years 1997, 1996, and 1995, respectively. Export sales are made through a wholly-owned subsidiary, Vicon Industries Foreign Sales Corporation, a tax advantaged foreign sales corporation. The Company's principal foreign markets are Europe and the Far East, which together accounted for approximately 80 percent of international sales in fiscal 1997. Additional information is contained in the discussion of foreign currency activity included in Item 7.

Competition

The Company competes in areas of price, service, product performance and availability with several large and small public and privately-owned companies in the production and sale of CCTV systems and components (excluding cameras, monitors and video recorders "Video Products") within the security industry. The Company's Video Products compete with many large companies whose financial resources and scope of operations are substantially greater than the Company's. The Company is one of a few domestic market suppliers that design, assemble, manufacture, market and support an extensive line of products offering a comprehensive system capability in a wide range of applications. The Company believes a broad product line is desirable since many customers prefer to obtain a complete video system from one supplier with the assurance of product compatibility and reliability. In recent years, price competition has intensified limiting the amount of cost increases the Company can pass on to customers and in some instances requiring price reductions.

Research and Development

The Company is engaged in ongoing research and development activities in connection with new and existing products. Changes in CCTV technology have incorporated the use of advanced electronic components and new materials which add to product life and performance. Nineteen professional employees devote full time to the development of new products and to improving the qualities and capabilities of existing products. Periodically, the Company engages the services of others to assist in the development of new products. Expenditures for research and development amounted to approximately $2,000,000 in 1997, $1,800,000 in 1996, and $1,900,000 in 1995 or approximately 3.9% of revenues in 1997, 4.2% of revenues in 1996, and 4.2% of revenues in 1995.

Source and Availability of Raw Materials

The Company has not experienced shortages or significant difficulty in obtaining its raw materials, components or purchased finished products. Raw materials are principally aluminum, steel and plastics, while components are mainly motors, video lenses and standard electronic parts. In 1997, the Company procured indirectly approximately 22% of its product purchases from Chun Shin Electronics, Inc., its South Korean joint venture company (see Item 13 for further discussion of this joint venture). The Company is not dependent upon any other single source for a significant amount of its raw materials, components or purchased finished products.

Intellectual Property

The Company owns a limited number of design and utility patents expiring at various times. The Company has certain trademarks registered and several other trademark applications pending both in the United States and in Europe. Many of the Company's products employ proprietary software which is protected by copyright. The Company has no licenses, franchises or concessions with respect to any of its products or business dealings. The Company does not deem its lack of patents, licenses, franchises and concessions, to be of substantial significance or to have a material effect on its business. The Company does, however, consider its proprietary software to be unique and valuable and is a principal element in the differentiation of the Company's products from its competition.

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

Backlog

The backlog of orders believed to be firm as of September 30, 1997 and 1996 was approximately $7.0 million and $3.1 million, respectively. All orders are cancelable without penalty at the option of the customer. The Company prefers that its backlog of orders not exceed its ability to fulfill such orders on a timely basis, since experience shows that long delivery schedules only encourage the Company's customers to look elsewhere for product availability.

Employees

At September 30, 1997, the Company employed 187 full-time employees, of whom five are officers, 44 administrative personnel, 77 employed in sales capacities, 29 in engineering, and 32 production employees. At September 30, 1996, the Company employed 176 persons categorized in similar proportions to those of 1997. There are no collective bargaining agreements with any of the Company's employees and the Company considers its relations with its employees to be good.

ITEM 2 - PROPERTIES

The Company operates from a 56,000 square foot leased facility in Hauppauge, Long Island, New York which it occupied in April 1997. The five year lease includes a five year renewal option which, if exercised, would expire in December 2006. The Company is currently in the process of acquiring the facility from the landlord. The Company also operates, under short term leases, an 8,500 square foot warehouse in Hauppauge, and a sales office in Atlanta, Georgia. In addition, the Company owns a 14,000 square foot sales, service and warehouse facility in southern England which services the U.K. and Europe.

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

          Quarter
           Ended            High        Low



          Fiscal 1997
          December          2-3/4       1- 3/4
          March             3-7/16      1- 15/16
          June              4-1/4       3
          September         8-11/16     4


          Fiscal 1996
          December          2-3/8       1-3/16
          March             2           1-1/4
          June              2-3/4       1-11/16
          September         5-7/16      2-1/16










The Company has not declared or paid cash dividends on its Common Stock for any of the foregoing periods. Additionally, under the current loan agreement, the Company may not declare dividends. The approximate number of holders of Common Stock at December 15, 1997 was 1,500.

ITEM 6 - SELECTED FINANCIAL DATA




FISCAL YEAR                 1997      1996        1995       1994       1993
                            ----      ----        ----       ----       ----

                                 (in thousands, except per share data)

Net sales                $51,519   $  43,191    $ 43,847  $ 47,714   $ 45,923
Gross profit              14,475      10,957       9,546    10,714      9,274
Pretax income (loss)       1,647         385      (1,267)       74     (1,858)
Net income (loss)          1,565         300      (1,347)       45     (1,875)
Income (loss) per share:
  Primary                    .52         .11        (.49)      .02       (.68)
  Fully diluted              .48         .10        (.49)      .02       (.68)
Total assets              31,200      28,085      26,423    28,857     26,069
Long-term debt             8,344       6,429       5,339     6,059      5,621
Working capital           15,351      12,064      10,721    13,359     13,420
Property, plant and
  equipment (net)          3,492       3,034       3,262     3,180      3,245

Cash dividends               -            -         -          -          -

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal Year 1997 Compared with 1996


Net sales for 1997 were $51.5 million, an increase of 19%, compared with $43.2 million in 1996. The increase was principally due to incremental sales worldwide of certain new products. The backlog of orders was $7.0 million at September 30, 1997 compared with $3.1 million at September 30, 1996.

Gross profit margins for 1997 increased 11% to 28.1% compared with 25.4% in 1996. The margin improvement was principally attributable to capacity gains from increased sales, higher margins on certain new products and lower costs for video products.

Operating expenses increased $2.0 million to $11.7 million in 1997 compared with $9.7 million in 1996. The increase is the result of payroll and related costs as the Company added sales, technical support and engineering personnel to support increased sales and product development activities. The Company also incurred $225,000 of costs and expenses to relocate to a new principal operating facility. Interest expense increased by $261,000 to $1,144,000 as a result of increased bank borrowings to support higher levels of working capital.

The increase in income of approximately $1.3 million was due to higher sales and gross margins, offset in part by increased operating expenses.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND FINANCIAL CONDITION

September 30, 1997 Compared with 1996

Working capital increased approximately $3.3 million to $15.4 million at September 30, 1997 principally as a result of higher receivables and inventories financed by long term bank borrowings.

Accounts receivable increased approximately $.9 million to $9.6 million at September 30, 1997, as a result of a 30% increase in 1997 fourth quarter sales. Inventories increased $1.9 million to $16.6 million at September 30, 1997 due principally to increased levels of parts and work-in-process for a new line of domed camera products. Total current liabilities decreased $.6 million as cash generated from operations was used to pay down current debt. Long term debt increased $1.9 million to support higher levels of inventory and receivables as a result of a 19% or $8.3 million growth in 1997 sales.

Capital expenditures totaled $1,202,000 in fiscal 1997. The expenditures were principally for leasehold improvements and furniture and fixtures related to the Company's move to a new principal operating facility. In December 1997, the Company entered into negotiations to acquire the new facility for $3.3 million and finance it with a bank mortgage loan of $2.9 million.

The Company maintains a bank overdraft facility of 600,000 pounds sterling (approx. $960,000) in the U.K. to support local working capital requirements. At September 30, 1997, borrowings under this facility were approximately $169,000.

The Company's domestic bank loan agreement permits borrowings up to a maximum of $6.5 million, subject to an availability formula based on accounts receivable and inventories. The agreement expires on January 31, 1999. Borrowings under such agreement amounted to approximately $6.0 million and $4.1 million at September 30, 1997 and 1996, respectively. The Company purchases certain products from a related party, Chugai Boyeki Co., Ltd. and its affiliates (Chugai) whose extended trade payables bear interest and are due on demand. The Company historically has made trade payable payments to Chugai as cash availability permits. The Company believes that its sources of credit provide adequate funding to meet its near term cash requirements.

Foreign Currency Activity

The  Company's  foreign  exchange   exposure  is  principally   limited  to  the
relationship of the U.S. dollar to the Japanese yen and the British pound sterling.

Japanese sourced products denominated in Japanese yen accounted for approximately 7% of product purchases in fiscal 1997 and 1996. Although the dollar strengthened against the Japanese yen during fiscal 1997 and 1996, in past years the dollar had weakened dramatically in relation to the yen, resulting in increased costs for such products. When market conditions permit, cost increases due to currency fluctuations are passed on to customers through price increases. The Company also attempts to reduce the impact of an unfavorable exchange rate condition through cost reductions from its suppliers, lowering production cost through product redesign, and shifting product sourcing to suppliers transacting in more stable and favorable currencies. The Company's purchases from Japan are denominated in Japanese yen. At the Company's direction, Chugai Boyeki Co., Ltd., its Japanese supplier, has entered into foreign exchange contracts on behalf of the Company to hedge the currency risk on these product purchases.

Sales by the Company's U.K. subsidiary to customers in Europe are made in pounds sterling. In fiscal 1997 approximately $3.3 million of products were sold by the Company to its U.K. subsidiary for resale. In the years when the pound weakened significantly against the U.S. dollar, the cost of U.S. sourced product sold by the Company's U.K. subsidiary increased. When market conditions permitted, such cost increases were passed on to the customer through price increases. The Company attempts to control its currency exposure on intercompany sales through the purchase of forward exchange contracts.

In general, the Company attempts to increase prices and seek lower costs from suppliers to mitigate exchange rate exposures, however, there can be no assurance that such steps will be effective in limiting foreign currency exposure.

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


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                   PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND OFFICERS OF THE REGISTRANT


The Directors, Executive Officers and Officers of the Company are as follows:


      Donald N. Horn, age 68           Chairman of the Board (since 1967);
                                         term ends April 1999
      Kenneth M. Darby, age 51         President, Chief Executive Officer,
                                         Assistant Secretary, and Director
                                        (since 1987); term ends April, 2000
      Arthur D. Roche, age 59          Executive Vice President, Chief
                                         Financial Officer, Secretary, Member
                                         of the Office of the President and
                                         Director (since 1992); term ends
                                         April 1999
      Peter F. Barry, age 69           Director since 1984; term ends April
                                         1999
      Milton F. Gidge, age 68          Director since 1987; term ends April
                                         1998
      Michael D. Katz, age 59          Director since 1993; term ends April
                                         1998
      Peter F. Neumann, age 63         Director since 1987; term ends April
                                         2000
      W. Gregory Robertson, age 53     Director since 1991; term ends April
                                         1998
      Kazuyoshi Sudo, age 55           Director since 1987; term ends April
                                         2000
      Arthur V. Wallace, age 72        Director since 1974; term ends April
                                         1998
      John L. Eckman, age 48           Vice President, U.S. Sales
      Peter A. Horn, age 42            Vice President, Compliance and Quality
                                         Assurance

      Yacov A. Pshtissky, age 46       Vice President, Technology and Develop.



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

Mr. Gidge is a retired executive officer of Lincoln Savings Bank (1976-1994) and served as its Chairman, Credit Policy. He also served as a director since 1980 of Interboro Mutual Indemnity Insurance Co., a general insurance mutual company and since 1988 as a director of Intervest Corporation of New York, a mortgage banking company.

Mr. Katz is a physician practicing in New York. He is the President of Katz, Rosenthal, Ganz, Snyder & PDC. He has served in that capacity since 1970.

Mr. Neumann is the retired President of Flynn-Neumann Agency, Inc. an insurance brokerage firm. He has also served since 1978 as a director of Reliance Federal Savings Bank.

Mr. Robertson is President of TM Capital Corporation, a financial services company, an organization he founded in 1989. From 1985 to 1989, he was employed by Thomson McKinnon Securities, Inc. as head of investment banking and public finance.

Mr. Sudo is Chief Executive Officer of Chugai Boyeki (America) Corp., a distributor of electronic, chemical and optical products. From 1985 to 1997 he was Treasurer of such company.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended September 30, 1997 and certain written representations, no person, who, at any time during the year ended September 30, 1997 was a director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16 of the Exchange Act during the year ended September 30, 1997.

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

                                          Annual      Long Term
                                       Compensation  Compensation
                          Fiscal
Name and                 Year Ended                    Options       All Other
Principal Position      September 30,      Salary    No. of Shares  Compensation

Kenneth M. Darby             1997       $225,000        58,000      $87,017 (4)
Chief Executive Officer      1996       $195,000        95,000      $34,750 (2)
                             1995       $195,000           -        $ 3,000 (1)

Arthur D. Roche              1997       $170,000        35,000      $45,240 (5)
Executive Vice President     1996       $150,000        25,000      $15,875 (3)
                             1995       $150,000           -            -

No listed officer received other non-cash compensation amounting to more than 10% of salary.


(1)   Represents life insurance policy payment.

(2) Represents life insurance policy payment of $3,000 and bonus in the form of 16,933 shares of common stock issued from Treasury.

(3) Represents bonus in the form of 8,467 shares of common stock issued from Treasury.

(4) Represents life insurance policy payment of $3,000 and cash bonus of $84,017.

(5)   Represents cash bonus.

Stock Options


                  OPTION GRANTS IN LAST FISCAL YEAR
                                                            Potential Realizable
                        Individual Grants                     Value at Assumed
                                                           Annual Rates of Stock
                          % of Total                         Price Appreciation
                  No. of  Granted to   Exercise              For Option Term
                 Options  Employees In   Price   Expiration
Name             Granted  Fiscal Year  Per Share     Date         5%        10%
---------------- -------- -----------  --------- ----------  -------    -------


Kenneth M. Darby   38,000    16%         2.5000     10/01    $26,200    $58,000
                   20,000     8%         3.0625      4/02    $16,900    $37,400

Arthur D. Roche    25,000    10%         2.5000     10/01    $17,300    $38,200
                   10,000     4%         3.0625      4/02    $ 8,500    $18,700


Options granted in the year ended September 30, 1997 were issued under the 1996 Incentive Stock Option Plan. The options granted above are exercisable as follows: up to 30% of the shares at the grant date, an additional 30% of the shares on the first anniversary of the grant date, and the balance of the shares on the second anniversary of the grant date, except that no option is exercisable after the expiration of five years from the date of grant.



                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                          AND FISCAL YEAR-END OPTION VALUES


                                                     At September 30, 1997

                                                   Number of      Value of
                    Shares                         Unexercisable  Unexercisable
                    Acquired       Value           In-the-Money   In-the-Money
     Name           On Exercise    Realized (1)    Options (3)    Options (2)
----------------    -----------    ------------    -------------  -----------

Kenneth M. Darby       153,432       $698,621         78,600        $484,775

Arthur D. Roche         75,500       $343,750         34,500        $206,875




(1)Calculated based on the difference between the closing quoted market value ($6.50) per share at the date of exercise and the exercise price.

(2) Calculated based on the closing quoted market value ($8.375).

(3) No options were exercisable by the above named officers at September 30, 1997.

Mr. Darby and Mr. Roche have each entered into employment agreements with the Company that provide for annual salaries of $225,000 and $170,000, respectively through fiscal years 2002 and 1999, respectively. Each of these agreements provides for payment in an amount up to three times their average annual compensation for the previous five years if there is a change in control without Board of Director approval (as defined in the agreements). Mr. Darby's agreement also provides for a deferred compensation benefit of 45,952 shares of common stock held by the Company in treasury. Such benefit vests upon retirement of the executive or earlier, under certain conditions. The quoted market value of such benefit approximated $345,000 at the date of grant.

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

Directors, except the Chairman of the Board and employee directors, were each compensated at the rate of $600 per Board meeting and $300 per committee meeting attended in person while the Chairman of the Board was compensated at the rate of $1,000 per Board meeting and $300 per committee meeting attended in person through December 31, 1996. Since January 1, 1997, the directors and Chairman have been compensated at annual rates of $6,000 and $10,000, respectively, while committee fees have been $500 per meeting attended in person. Employee directors are not compensated for Board or committee meetings.

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

Mr. Darby makes recommendations to the Compensation Committee as to the base salary and incentive compensation of all executive officers other than himself. The Committee reviews these recommendations with Mr. Darby, and after such review, determines compensation. In the case of Mr. Darby, the Compensation
Committee makes its determination after direct negotiation with such officer. For each executive officer, the Committee's determinations are based on the committee's conclusions concerning each officer's performance and comparable compensation levels in the CCTV Industry and the Long Island area for similarly situated officers at other companies. The overall level of performance of the Company is taken into account but is not specifically related to the base salary of these executive officers. Also, the Company has established an incentive compensation plan for all of its executive officers, which provides a specified bonus to each officer upon the Company's achievement of certain annual profitability targets.

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


                            Compensation Committee



               Peter F. Neumann, Chairman, W. Gregory Robertson
                        and Arthur V. Wallace

This graph compares the return of $100 invested in the Company's stock on October 1, 1992, with the return on the same investment in the AMEX Market Value Index.












(The following table was represented by a chart in the printed material)




                       Vicon                AMEX Market
Date               Industries, Inc.         Value Index

10/01/92                100                    100
10/01/93                 58                    122
10/01/94                 60                    122
10/01/95                 63                    145
10/01/96                 83                    152
10/01/97                279                    191

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following sets forth information as to each person, known to the Company to be a "beneficial owner" (as defined in regulations of the Securities and Exchange Commission) of more than five percent of the Company's Common Stock outstanding as of December 15, 1997 except for Mr. Chu Chun, and the shares beneficially owned by the Company's Directors and by all Officers and Directors as a group.

   Name and Address                   Amount of
  of Beneficial Owner                Beneficial Ownership (1)       % of Class
  -------------------                ------------------------       ----------

   Chugai Boyeki (America) Corp.
   55 Mall Drive
   Commack, NY   11725
            and
   Chugai Boyeki Company, Ltd.
   2-15-13 Tsukishima
   Chuo-ku
   Tokyo, Japan 104                        548,715                     16.8%

   Chu Chun
   C/O I.I.I. Companies, Inc.
   915 Hartford Turnpike
   Shrewsbury, MA   01545                  204,507 (7)                   6.2%

******************************************************************************
   C/O Vicon Industries, Inc.

   Michael D. Katz                         257,700 (2)                  7.9%

   Kenneth M. Darby                        246,087 (3)                  7.5%

   Arthur D. Roche                         136,967 (4)                  4.2%

   Donald N. Horn                          101,003 (2)                  3.1%

   Arthur V. Wallace                        26,695 (2)                   .8%

   Kazuyoshi Sudo                           14,000 (2)                   .4%

   Milton F. Gidge                          10,000 (5)                   .3%

   Peter F. Neumann                          8,000 (2)                   .2%

   Peter F. Barry                            5,600 (2)                   .2%

   W. Gregory Robertson                      5,000 (2)                   .2%

   Total all officers and
     directors as a group
     (13 persons)                          900,502 (6)                27.5%

(1) The nature of beneficial ownership of all shares is sole voting and investment power.
(2)    Includes  currently  exercisable  options to  purchase  5,000  shares.
(3)    Includes currently  exercisable  options to purchase 49,400 shares.
(4)    Includes currently  exercisable options to purchase 17,500 shares.
(5)    Includes currently exercisable options to purchase 8,000 shares.
(6)    Includes currently exercisable options to purchase  198,600  shares.
(7) Mr. Chun has voting and dispositive power over 204,507 shares but disclaims beneficial ownership as to all but 48,400 shares. 100,707 shares are owned by the International Industries, Inc. Profit Sharing Plan and 55,400 shares are owned by immediate family members.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company and Chugai Boyeki Company, Ltd. (Chugai), a Japanese corporation, which owns 18.3% of the outstanding shares of the Company, have been conducting business with each other for approximately eighteen years whereby the Company imports certain video products and lenses through Chugai and also sells its products to Chugai who resells the products in certain Asian and European markets. In fiscal 1997, the Company purchased approximately $7.1 million of products through Chugai and sold products to Chugai for resale totaling approximately $2.7 million. Kazuyoshi Sudo, a director, is Chief Executive Officer of Chugai Boyeki (America) Corp., a U.S. subsidiary of Chugai.

Chu S. Chun, who controls 6.8% of the outstanding shares of the Company, also owns Chun Shin Industries, Inc. (CSI). CSI is a 50% partner with the Company in Chun Shin Electronics, Inc. (CSE), a joint venture company which manufactures and assembles certain Vicon products in South Korea. In fiscal 1997, CSE sold approximately $7.0 million of product to the Company through International Industries, Inc. (I.I.I.), a U.S. based company controlled by Mr. Chun. I.I.I. arranges the importation and provides short term financing on all the Company's product purchases from CSE. CSE also sold approximately $1.7 million of product to CSI which sells Vicon product exclusively in Korea. In addition, I.I.I. purchased approximately $1.1 million of products directly from the Company during fiscal 1997 for resale to CSI.

Peter F. Neumann, a director of the Company, is a former principal in the insurance brokerage firm of Bradley & Parker, Inc. which is the agent for certain of the Company's commercial insurance. The premium paid for such insurance amounted to approximately $61,000 in fiscal 1997.

W. Gregory Robertson, a director of the Company, is President of TM Capital Corporation, an investment banking firm which provides investment banking services to the Company on a periodic basis. Services rendered to the Company during fiscal 1997 amounted to approximately $5,000.

                                    PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements

         Included in Part IV, Item 14:

         Independent Auditors' Report

         Financial Statements:

            Consolidated Statements of Operations, fiscal years ended September 30, 1997, 1996, and 1995

            Consolidated Balance Sheets at September 30, 1997 and 1996

            Consolidated Statements of Shareholders' Equity, fiscal years ended September 30, 1997, 1996, and 1995

            Consolidated Statements of Cash Flows, fiscal years ended September 30, 1997, 1996, and 1995

            Notes to Consolidated Financial Statements, fiscal years ended September 30, 1997, 1996, and 1995

(a) (2)  Financial Statement Schedule

         Included in Part IV, Item 14:

         Schedule I - Valuation  and  Qualifying  Accounts  for the years ended September 30, 1997, 1996, and 1995

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

            (.2) Credit and Security Agreement       Incorporated by reference
                 between the Registrant and IBJ      to the 1996 Annual Report
                 Schroder Bank and Trust Company,    on Form 10-K
                 First Amendment dated August 19,
                 1996.

            (.3) Credit and Security Agreement       Incorporated by reference
                 between the Registrant and IBJ      to the March 31, 1997
                 Schroder Bank and Trust Company,    filing on Form 10-Q
                 Second  Amendment  dated
                 February 5, 1997.

            (.4) Promissory Note dated               10.4
                 October 5, 1993 between
                 Registrant and Chugai Boyeki
                 Company, Ltd., first amendment
                 dated February 5, 1997.

            (.5) Employment Contract dated           10.5
                 October 1, 1997 between the
                 Registrant and Kenneth M. Darby

            (.6) Employment Contract dated October   Incorporated by reference
                 1, 1996 between Registrant          to the 1996 Annual Report
                 and Arthur D. Roche                 on Form 10-K

            (.7) Employment Agreement dated October  10.7
                 1, 1997 between Registrant and
                 John L. Eckman

            (.8) Employment Agreement dated October  10.8
                 1, 1997 between Registrant and
                 Peter Horn

            (.9) Employment Agreement dated October  10.9
                 1, 1997 between Registrant and
                 Yacov Pshtissky

           (.10) Deferred Compensation Agreements     Incorporated by
                 dated November 1, 1986 between the   reference to the 1992
                 Registrant and Donald N. Horn and    Annual Report on
                 Arthur V. Wallace                    Form 10K

           (.11) Lease agreement dated December       Incorporated by
                 24, 1996 between the Registrant      reference to the 1996
                 and RREEF MIDAMERICA/EAST-V          Annual Report on Form
                 NINE, INC.                           10-K

           (.12) Amended and restated 1986            Incorporated by
                 Incentive Stock Option Plan          reference to the 1990
                                                      Annual Report on Form 10-K

           (.13) 1994 Incentive Stock Option Plan     Incorporated by
                                                      reference to the
                                                      1994 Annual Report
                                                      on Form 10-K

           (.14) 1994 Non-Qualified Stock Option      Incorporated by
                 Plan for Outside Directors           reference to the
                                                      1994 Annual Report
                                                      on Form 10-K

           (.15) 1996 Incentive Stock Option Plan     10.15

           (.16) 1996 Non-Qualified Stock Option      10.16
                 Plan for Outside Directors

           (.17) Advice of borrowing terms            Incorporated by
                 between the Registrant and           reference to the
                 National Westminster Bank PLC        June 30, 1997 filing
                 dated April 22, 1997                 on Form 10-Q

           (.18) Commercial fixed rate loan           Incorporated by
                 agreement between the Registrant     reference to the
                 and National Westminster Bank PLC    June 30, 1997 filing
                 dated April 8, 1997                  on Form 10-Q

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

Other Matters - Form S-8 Undertaking

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-7892 (filed June 30, 1986), 33-34349 (filed April 1, 1990), 33-90038 (filed February
24, 1995) and 333-30097 (filed June 26, 1997):

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vicon Industries, Inc. and subsidiaries at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                     KPMG PEAT MARWICK LLP


Jericho, New York
November 12, 1997

                    VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             Fiscal Years Ended September 30, 1997, 1996 and 1995





                                               1997         1996          1995
                                               ----         ----          ----


Net sales                              $51,518,940    $43,191,446   $43,846,571
Cost of sales                           37,043,750     32,234,192    34,300,638
                                       ------------    ----------   -----------

    Gross profit                        14,475,190     10,957,254     9,545,933


Operating expenses:
 General and administrative expense      3,542,400      2,931,333     3,366,662
 Selling expense                         7,957,340      6,800,361     6,433,483
 Relocation expense                        225,129            -             -
                                        ----------      ---------   -----------
                                        11,724,869      9,731,694     9,800,145
                                        ----------      ---------   -----------

    Operating profit (loss)              2,750,321      1,225,560      (254,212)


Other                                      (39,896)      (41,908)          (550)
Interest expense                         1,143,699       882,290      1,013,383
                                        ----------   -----------    -----------

   Income (loss) before income taxes     1,646,518       385,178     (1,267,045)

Income tax expense                          82,000        85,000         80,000
                                        ----------   -----------    -----------


    Net income (loss)                   $1,564,518   $   300,178    $(1,347,045)
                                        ==========   ===========    ===========




Earnings (loss) per share:

  Primary                                  $ .52          $ .11          $(.49)
                                           =====          =====          =====

  Fully diluted                            $ .48          $ .10          $(.49)
                                           =====          =====          =====


See accompanying notes to consolidated financial statements.

                       VICON INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                             September 30, 1997 and 1996

ASSETS                                                 1997             1996
------                                                 ----             ----

Current Assets:
  Cash                                             $   287,580       $  205,876
  Accounts receivable (less allowance
    of $493,000 in 1997 and
    $396,000 in 1996)                                9,578,297        8,706,839
  Inventories:
    Parts, components, and materials                 3,399,133        2,175,408
    Work-in-process                                  2,046,174        1,391,552
    Finished products                               11,188,217       11,135,798
                                                    ----------       ----------
                                                    16,633,524       14,702,758
  Prepaid expenses                                     307,580          529,631
                                                    ----------       ----------
                 Total current assets               26,806,981       24,145,104
Property, plant and equipment:
   Land                                                299,698          290,448
   Building and improvements                         1,653,503        1,507,630
   Machinery, equipment, and vehicles                6,409,729       11,842,120
                                                    ----------       ----------
                                                     8,362,930       13,640,198
   Less accumulated depreciation
    and amortization                                 4,870,717       10,606,013
                                                    ----------       ----------
                                                     3,492,213        3,034,185
Other assets                                           900,417          905,327
                                                    ----------       ----------
                                                   $31,199,611      $28,084,616
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Borrowings under revolving credit agreement      $   169,006      $   959,583
  Current maturities of long-term debt                 515,092          203,719
  Accounts payable:
    Related party                                    7,146,985        7,457,482
    Other                                            1,407,917        1,811,730
  Accrued wages and expenses                         2,111,670        1,229,087
  Income taxes payable                                 105,188           87,205
  Deferred gain on sale and leaseback                    -              332,100
                                                   -----------       ----------
                 Total current liabilities          11,455,858       12,080,906

Long-term debt:
  Related party                                      1,440,000        2,262,005
  Banks and other                                    6,904,368        4,166,881
Deferred gain on sale and leaseback                        -            101,893
Other long-term liabilities                            485,402          504,776

Commitments and contingencies - Note 10

Shareholders' equity
  Common Stock, par value $.01 per share
    Authorized - 10,000,000 shares
    Issued 3,047,060 and 2,802,728 shares               30,470           28,027
  Capital in excess of par value                     9,868,063        9,423,089
  Retained earnings (deficit)                        1,280,907         (283,611)
                                                    ----------       ----------
                                                    11,179,440        9,167,505
  Less treasury stock at cost, 45,952 shares
    in 1997 and 25,400 shares in 1996                 (298,686)         (82,901)
  Foreign currency translation adjustment               33,229         (116,449)
                                                    ----------       ----------
                Total shareholders' equity          10,913,983        8,968,155
                                                    ----------       ----------
                                                   $31,199,611      $28,084,616

 See accompanying notes to consolidated financial statements.




                       VICON INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                Fiscal Years Ended September 30, 1997, 1996, and 1995


                                                                                      Foreign       Total
                                                   Capital in   Retained               currency      share-
                                         Common     excess of   earnings    Treasury   translation   holders'
                               Shares     Stock     par value   (deficit)    Stock     adjustment    equity


Balance September 30, 1994    2,788,228  $27,882  $9,396,890  $  763,256  $(82,901)  $  (62,595)   $10,042,532

Foreign currency translation
  adjustment                        -        -           -           -         -        (62,461)       (62,461)
Net loss                            -        -           -    (1,347,045)      -            -       (1,347,045)
                              ---------   ------  ----------  ----------  --------   ----------    -----------
Balance September 30, 1995    2,788,228  $27,882  $9,396,890  $ (583,789) $(82,901)  $ (125,056)   $ 8,633,026


Foreign currency translation
  adjustment                        -        -           -           -         -          8,607          8,607
Exercise of stock options        14,500      145      26,199         -         -            -           26,344
Net income                          -        -           -       300,178       -            -          300,178
                              ---------   ------  ----------  ----------  --------   ----------    -----------
Balance September 30, 1996    2,802,728  $28,027  $9,423,089  $ (283,611) $(82,901)  $ (116,449)   $ 8,968,155


Foreign currency translation
  adjustment                        -        -           -           -         -        149,678        149,678
Stock bonus awarded from
  treasury                          -        -       (28,926)        -      82,901          -           53,975
Exercise of stock options       244,332    2,443     473,900         -    (298,686)         -          177,657
Net income                          -        -           -     1,564,518      -             -        1,564,518
                              ---------   ------  ----------  ---------- ---------   ----------    -----------
Balance September 30, 1997    3,047,060  $30,470  $9,868,063  $1,280,907 $(298,686)  $   33,229    $10,913,983
                              =========  =======  ==========  ========== =========   ==========    ===========

See accompanying notes to consolidated financial statements.

                       VICON INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                Fiscal Years Ended September 30, 1997, 1996 and 1995

                                             1997          1996         1995
                                             ----          ----         ----
Cash flows from operating activities:
 Net income (loss)                     $ 1,564,518   $    300,178  $(1,347,045)
 Adjustments to reconcile net income
  (loss) to net cash (used in)
  provided by operating activities:
   Depreciation and amortization           783,859        699,211      704,900
   Amortization of deferred gain
     on sale and leaseback                (433,993)      (332,100)    (332,100)
   Stock bonus award                        53,975             -            -
   Foreign exchange gain                   (39,896)       (41,908)        (550)
 Change in assets and liabilities:
  Accounts receivable                     (820,556)      (122,162)   1,417,089
  Inventories                           (1,880,543)    (2,593,382)   1,358,533
  Prepaid expenses                         230,371       (218,762)      13,513
  Other assets                               4,910         67,780      (30,000)
  Accounts payable                        (727,574)     1,045,453      708,591
  Accrued wages and expenses               875,673       (460,350)     409,285
  Income taxes payable                      14,762          7,517       48,077
  Other liabilities                        (19,374)       (45,833)     (63,878)
                                       -----------    -----------   ----------

        Net cash (used in) provided
          by operating activities         (393,868)    (1,694,358)   2,886,415
                                       -----------     ----------  -----------

Cash flows from investing activities:
    Capital expenditures, net of
      minor disposals                     (925,024)      (482,111)    (608,808)
                                       -----------    -----------   ----------
        Net cash used in
          investing activities            (925,024)      (482,111)    (608,808)
                                       -----------    -----------   ----------

Cash flows from financing activities:
    Net borrowings under U.S.
      credit and security agreement       1,860,518      4,142,898          -
    Repayments of U.S. revolving
      credit agreement                          -       (2,800,000) (1,700,000)
    Proceeds from exercise of
      stock options                         177,657        26,344           -
    Decrease (increase) in borrowings
      under U.K. revolving credit
      agreement                            (831,275)       57,251      (29,511)
    Borrowings under U.K. term loan         810,000            -            -
    Repayments of U.K. mortgage            (353,112)     (140,846)    (145,280)
    Repayment of term loan                 (200,000)           -            -
    Repayments of other debt               (127,280)      (79,779)     (92,443)
                                         ----------    ----------   ----------
      Net cash provided by (used
          in) financing activities        1,336,508     1,205,868   (1,967,234)
                                         ----------    ----------   ----------
Effect of exchange rate changes on cash      64,088        24,627      (68,923)
                                         ----------    ----------   ----------

Net increase (decrease) in cash              81,704      (945,974)     241,450

Cash at beginning of year                   205,876     1,151,850      910,400
                                         ----------    ----------   ----------
Cash at end of year                      $  287,580    $  205,876   $1,151,850
                                         ==========    ==========   ==========

Non-cash investing and financing activities:
  Capital lease obligations              $  276,624          -      $  178,151

Cash paid during the fiscal year for:
  Income taxes                            $   29,203   $   78,121   $   32,097
  Interest                                $1,118,963   $  888,061   $  974,640

See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years ended September 30, 1997, 1996, and 1995

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

Long-Lived Assets

Property, plant, and equipment are recorded at cost and include expenditures for replacements or major improvements. Depreciation, which includes amortization of assets under capital leases, is computed by the straight-line method over the estimated useful lives of the related assets for financial reporting purposes and on an accelerated basis for income tax purposes. Machinery, equipment and vehicles are being depreciated over periods ranging from 2 to 10 years. The Company's building is being depreciated over a period of 40 years and leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining lease term. In connection with the Company's move to a new principal operating facility in 1997, approximately $6.3 million of fully depreciated abandoned assets and leasehold improvements were written off.

The Company implemented the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," effective October 1, 1996. The Company reviews its long-lived assets (property, plant and equipment) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The adoption of Statement No.121 had no impact on the Company's financial position or results of operations.

Research and Development

Product research and development costs are charged to cost of sales as incurred, and amounted to approximately $2,000,000, $1,800,000 and $1,900,000 in fiscal 1997, 1996, and 1995, respectively.

Earnings Per Share

Earnings per share are computed based on the weighted average number of shares outstanding and equivalent shares from dilutive stock options. The number of shares used to compute primary earnings/(loss) per share were 3,022,000 in 1997, 2,841,000 in 1996 and 2,763,000 in 1995, respectively.

Fully diluted earnings per share reflect the maximum dilution that would have resulted from the exercise of stock options. The number of shares used to compute fully diluted earnings per share were 3,257,000 in 1997, 2,874,000 in 1996 and 2,763,000 in 1995, respectively.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" which will require companies to present basic and diluted earnings per share (EPS), instead of primary and fully diluted EPS that is currently required. The new standard simplifies the computation of EPS and is required to be adopted by the Company when it reports its operating results for the first quarter ended December 31, 1997 of fiscal year ended 1998. The standard requires restatement of EPS for all prior periods reported. Under the requirements of SFAS No. 128, the Company's EPS would be as follows:

                                                1997        1996         1995
                                                ----        ----         ----

Basic earnings (loss) per share                 $.56        $.11         $(.49)

Diluted earnings (loss) per share               $.48        $.10         $(.49)

Foreign Currency Translation

Foreign currency translation is performed utilizing the current rate method under which assets and liabilities are translated at the exchange rate on the balance sheet date, while revenues, costs, and expenses are translated at the average exchange rate for the reporting period. The resulting translation adjustment of $33,000 and $(116,000) at September 30, 1997 and 1996, respectively, is recorded as a component of shareholders' equity. Intercompany balances not deemed long-term in nature at the balance sheet date resulted in a translation gain of $35,000, $14,000 and $47,000 in 1997, 1996, and 1995,
respectively, which is reflected in cost of sales. Gains and losses on contracts which hedge specific foreign currency denominated commitments, primarily inventory purchases, are included in cost of sales.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value of certain financial instruments. The carrying amounts for accounts and other receivables, accounts payable and accrued expenses approximate fair value because of the short-term maturity of these instruments. The carrying amounts of the Company's long-term debt and extended term related party accounts payable approximates fair value since the interest rates are prime-based and, accordingly, are adjusted for market rate fluctuations. The fair value of forward exchange contracts is estimated by obtaining quoted market prices. The exchange rates on committed forward exchange contracts at September 30, 1997 approximated market rates for similar term contracts.

Accounting for Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123).

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

NOTE 2.  Investment in Affiliate

The Company's 50 percent ownership interest in Chun Shin Electronics, Inc., a joint venture company which assembles certain Vicon products in South Korea, is accounted for using the equity method of accounting which reflects the cost of the Company's investment adjusted for the Company's proportionate share of earnings or losses. Such earnings or losses were not material during each of the three years ended September 30, 1997. Assets and sales of the joint venture were approximately $4.9 million and $8.8 million, respectively, for the fiscal year ended September 30, 1997. A significant portion of joint venture product sales were to related parties including approximately $7.0 million indirectly to the Company and approximately $1.7 million to a company owned by the other joint venture partner (see Note 11).

NOTE 3.  Deferred Gain on Sale and Leaseback

In fiscal 1988, under a sale and leaseback agreement, the Company sold its principal operating facility in Melville, New York for approximately $11 million and leased it back under a ten-year lease agreement. The transaction resulted in a net gain of $3,321,000 which was deferred and was amortized over the ten-year lease period. The Company terminated this lease in 1997 and wrote off the unamortized balance against the cost of relocation.

NOTE 4.  Short-Term Borrowings

Borrowings under revolving credit agreement represent short term borrowings by the Company's U.K. subsidiary under a bank overdraft facility. In April 1997, such credit agreement was amended to provide for maximum borrowings of 600,000 pounds ($972,000) and is secured by all the assets of the subsidiary. Maximum borrowings during 1997, 1996 and 1995 amounted to approximately $1,282,000, $1,045,000 and $1,083,000, respectively. The weighted-average interest rate on borrowings during these years was 8.27% in 1997, 8.00% in 1996 and 8.50% in 1995.

At September 30, 1997 and 1996, Accounts Payable - related party included approximately $5.0 million and $4.4 million, respectively, of extended accounts payable balances due Chugai Boyeki Company, Ltd., a shareholder of the Company. The extended accounts payable balance at September 30, 1997 and 1996, includes approximately $4.7 million and $4.1 million, respectively, of purchases denominated in U.S. dollars which bear interest at the prime rate of the related party's U.S. bank (8.50% and 8.25% at September 30, 1997 and 1996, respectively). The remaining balances are denominated in Japanese yen and bear interest at the related party's internal lending rate (4.0% at September 30, 1997 and 1996).

NOTE 5.  Income Taxes

The components of income tax expense for the fiscal years indicated are as follows:


                           1997          1996           1995
                           ----          ----           ----



      Federal        $      24,000   $     -         $      -
      State                  5,000         -                -
      Foreign               53,000        85,000           80,000
                     -------------   -----------    -------------
                     $      82,000   $    85,000    $      80,000
                     =============   ===========    =============



There were no deferred taxes in any of the years presented above.



A reconciliation of the U.S. statutory tax rate to the Company's effective tax rate follows:

                              1997                1996                1995
                              ----                ----                ----


                         Amount  Percent   Amount    Percent    Amount  Percent

U.S. statutory tax     $560,000    34.0%  $131,000   34.0 %  $(431,000)  34.0%
Change in valuation
  allowance            (467,000)  (28.3)   (56,000) (14.5)     532,000   42.0
Foreign subsidiary
  operations              3,000     0.2       -        -       (42,000)  (3.3)
Officers' life insurance  4,000     0.2     5,000    1.3        17,000    1.3
Other                   (18,000)   (1.1)    5,000    1.3     $   4,000    0.3
                        --------   ------  ------   -----    ---------  -----
    Effective Tax Rate  $ 82,000     5.0% $85,000   22.1%    $  80,000    6.3%
                        ========   ====== ========  =====    =========   =====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 1997 and 1996 are presented below:


                                                     1997             1996
                                                     ----             ----

Deferred tax assets:
  Deferred gain on sale and leaseback             $    -           $  146,000
  Inventory obsolescence and
    disposition reserves                             457,000          418,000
  Deferred compensation accruals                     199,000          206,000
  Allowance for doubtful
    accounts receivable                              162,000          123,000
  Net operating loss carryforwards                 1,726,000        2,001,000
  General business credit carryforwards              186,000          186,000
  Other                                                8,000            8,000
                                                  ----------       ----------
    Total deferred tax assets                      2,738,000        3,088,000
Less valuation allowance                          (2,525,000)      (2,992,000)
                                                  ----------       ----------
    Net deferred tax assets                          213,000           96,000
                                                  ----------       ----------

Deferred tax liabilities:
  Cash surrender value of officers'
    life insurance                                    73,000           73,000
  Other                                              140,000           23,000
                                                  ----------      -----------
   Total deferred tax liabilities                    213,000           96,000
                                                  ----------      -----------
Net deferred tax assets and liabilities           $  -0-          $   -0-
                                                  ----------      -----------

The Company has provided a valuation allowance of $2,525,000 for deferred tax assets since realization of these assets was not assured. At September 30, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $5,100,000 which are available to offset future federal taxable income, if any, through 2011. The Company also had general business tax credit carryforwards for federal income tax purposes of approximately $186,000 which are available to reduce future federal income taxes, if any, through 2003. Pretax domestic income (loss) amounted to approximately $1,414,000, $136,000 and ($1,626,000) in fiscal years 1997, 1996 and 1995, respectively. Pretax foreign income amounted to approximately $236,000, $311,000 and $291,000 in fiscal years 1997, 1996 and 1995, respectively.

NOTE 6.  Long-Term Debt

Long-term debt is comprised of the following at September 30, 1997 and 1996:
                                                   1997            1996
                                                   ----            ----
Related party:
  Mortgage loan denominated in Japanese
  yen at a formula interest rate
  (6.3% at September 30, 1996)               $      -           $  393,008

  Term loan with interest rate of 1%
  above the prevailing  prime rate
  (9.50% and 9.25% at September 30, 1997
  and 1996)                                    1,800,000          2,000,000
                                              ----------         ----------
                                               1,800,000          2,393,008
  Less installments due within one year          360,000            131,003
                                              ----------         ----------
                                              $1,440,000         $2,262,005

Banks and other:
  Revolving credit loan                       $6,003,416         $4,142,898
  Bank term loan                                 776,250                -
  Capital lease obligations                      279,794             86,520
  Other                                              -               10,179
                                              ----------         ----------
                                               7,059,460          4,239,597
  Less installments due within one year          155,092             72,716
                                              ----------         ----------

                                              $6,904,368         $4,166,881

In October 1993, the Company issued a $2,000,000 secured promissory note to Chugai Boyeki Co., Ltd., a related party. The note is subordinated to senior bank debt with regard to liens and interest under certain conditions. The remaining balance at September 30, 1997 is due in installments of $360,000 on July 1, 1998 and $1,440,000 on July 1, 1999.

In December 1995, the Company entered into a two year Credit and Security Agreement with a bank which currently provides for maximum borrowings of $6,500,000, subject to an availability formula based on accounts receivable and inventory balances. In February 1997, the term of the agreement was extended to January 31, 1999. Borrowings under the agreement bear interest at the bank's prime rate plus 1.00% (9.50% at September 30, 1997). The Credit and Security Agreement contains restrictive covenants which, among other things, require the Company to maintain certain levels of net worth, earnings and ratios of interest coverage and debt to net worth. Borrowings under this agreement are secured by substantially all assets of the Company.

In April 1997, the Company repaid its U.K. related party mortgage loan with the proceeds of a new ten year 500,000 pound sterling (approx. $810,000) bank term loan. The term loan is payable in equal monthly installments with interest at a fixed rate of 9%. The loan is secured by a first mortgage on the subsidiary's property and contains restrictive covenants which, among other things, require the subsidiary to maintain certain levels of net worth, earnings and debt service coverage.

Long-term debt maturing in each of the fiscal years subsequent to September 30, 1997 approximates $515,000 in 1998, $7,577,000 in 1999, $139,000 in 2000,
$144,000 in 2001, $113,000 in 2002 and $371,000 thereafter.

At  September  30,  1997,   future  minimum  annual  rental   commitments  under
non-cancelable capital lease obligations were as follows: $100,090 in 1998, $69,334 per year in 1999 through 2001, and $33,454 in 2002.

NOTE 7.  Foreign Operations

The Company operates one foreign entity, Vicon Industries (U.K.), Ltd., a wholly
owned   subsidiary   which  markets  and  distributes  the  Company's   products
principally within the United Kingdom and Europe.

The following summarizes certain information concerning the Company's operations in the U.S. and U.K. for fiscal years 1997, 1996, and 1995:

                                       1997                1996           1995
                                       ----                ----           ----
Net sales
  U.S.                           $43,605,000         $35,468,000    $34,294,000
  U.K.                             7,914,000           7,723,000      9,553,000
                                 -----------         -----------    -----------
    Total                        $51,519,000         $43,191,000    $43,847,000
Operating profit (loss)
  U.S.                           $ 2,387,000         $   805,000    $  (827,000)
  U.K.                               363,000             421,000        573,000
                                 -----------         -----------    -----------
    Total                        $ 2,750,000         $ 1,226,000    $  (254,000)
Identifiable assets
  U.S.                           $26,372,000         $23,260,000    $21,213,000
  U.K.                             4,828,000           4,825,000      5,210,000
                                 -----------         -----------    -----------
    Total                        $31,200,000         $28,085,000    $26,423,000

Net assets-- U.K.                $ 1,515,000         $   935,000    $   711,000

U.S.  sales include  $9,930,000,  $8,531,000  and  $7,987,000 for export in fiscal years 1997, 1996, and 1995, respectively. Operating profit (loss) excludes foreign exchange gain/loss, interest expense and income taxes. U.S. assets include $162,000, $117,000 and $1,127,000 in fiscal years 1997, 1996 and
1995, respectively, of cash for general corporate use.

NOTE 8.  Stock Options and Stock Purchase Rights

The Company maintains stock option plans which include both incentive and non-qualified options covering a total of 467,032 shares of common stock reserved for issuance to key employees, including officers and directors. Such amount includes a total of 200,000 options reserved for issuance under the 1996 Incentive Stock Option Plan, as well as a total of 50,000 options reserved for issuance under the 1996 NonQualified Stock Option Plan for Outside Directors, approved by the shareholders in April 1997. All options are issued at fair market value at the grant date and are exercisable in varying installments according to the plans. The plans allow for the payment of option exercises through the surrender of previously owned shares based on the fair market value of such shares at the date of surrender. During fiscal 1997, a total of 45,952 common shares were surrendered pursuant to stock option exercises, which are held in treasury. There were 47,535 and 32,935 shares available for grant at September 30, 1997 and 1996, respectively. As of September 30, 1997, 1996, and 1995, options exercisable pursuant to the plans amounted to 149,838, 289,471 and 198,783, respectively.

Changes in outstanding stock options for the three years ended September 30, 1997 are as follows:


                                                       Weighted
                                    Number             Average
                                    of                 Exercise
                                    Shares             Price
Balance - September 30, 1994        431,174            $2.03
Options granted                      25,000            $1.94
Options exercised                       -                 -
Options forfeited                  (156,513)           $2.07
------------------------------------------------------------
Balance - September 30, 1995        299,661            $2.01
Options granted                     245,397            $1.72
Options exercised                   (14,500)           $1.82
Options forfeited                   (85,909)           $2.13
------------------------------------------------------------
Balance - September 30, 1996        444,649            $1.83
Options granted                     241,000            $2.77
Options exercised                  (244,332)           $1.95
Options forfeited                   (21,820)           $2.35
------------------------------------------------------------
Balance - September 30, 1997        419,497            $2.27
Price range $1.69 - $2.24
  (weighted-average contractual     206,897            $1.78
   life of 2.7 years)
Price range $2.25 - $3.06
  (weighted-average contractual     212,600            $2.76
   life of 4.3 years)
---------------------
Exercisable options -
  September 30, 1995                198,783            $2.07
  September 30, 1996                289,471            $1.89
  September 30, 1997                149,838            $1.96
------------------------------------------------------------


Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of this Statement. The fair value for options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1996.

                                      1997              1996

Risk-free interest rate                6.0%              6.0%
Dividend yield                         0.0%              0.0%
Volatility factor                     52.7%             46.2%
Weighted average expected life        3 years           3 years
---------------------------------------------------------------



The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income and earnings per share are as follows:

                                     1997                       1996
                                     ----                       ----
Net income:

  As reported                   $1,564,518                    $300,178
  Pro forma                     $1,364,368                    $213,848

Net earnings per share:

  As reported
     Primary                      $.52                         $.11
     Fully diluted                $.48                         $.10

  Pro forma
     Primary                      $.45                         $.08
     Fully diluted                $.42                         $.07

Weighted average fair value
  of options granted             $1.13                        $0.64

Pro forma net earnings reflect only options granted in fiscal 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to October 1, 1995 was not considered.

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

NOTE 10.  Commitments

In December 1996, the Company entered into a five year lease agreement for a new principal operating facility. The aggregate remaining commitment under such agreement amounted to $1,614,000 at September 30, 1997 with minimum rentals for the fiscal years shown as follows: 1998 -- $370,000; 1999 -- $377,000; 2000 --
$385,000;  2001 --  $392,000;  and 2002 --  $90,000.  Additionally,  the Company
occupies certain other facilities, or is contingently liable, under operating leases which expire at various dates through 2000. The leases, which cover periods from one to three years, generally provide for renewal options at specified rental amounts. The aggregate operating lease commitment at September 30, 1997 was $106,000 with minimum rentals for the fiscal years shown as follows: 1998 - $79,000; 1999 - $18,000; and 2000- $9,000.

The Company is a party to employment agreements with five executives which provide for, among other things, the payment of compensation if there is a change in control without Board of Director approval (as defined in the agreements). The contingent liability under these change in control provisions at September 30, 1997 was approximately $2,115,000. The total compensation payable under these agreements aggregated $2,085,000 at September 30, 1997. The Company is also a party to insured deferred compensation agreements with two retired officers. The aggregate remaining compensation payments of approximately $813,000 as of September 30, 1997 are subject to the individuals' adherence to certain non-compete covenants, and are payable in monthly installments through December 2003.

In October 1997, the Company's Chief Executive Officer was provided a deferred compensation benefit of 45,952 shares of common stock currently held by the Company in treasury. The issuance of such shares occurs upon retirement of the executive or earlier, under certain conditions. The market value of such shares approximated $345,000 at the date of agreement, which will be amortized over the expected minimum service period of the executive.

Sales to customers from the Company's U.K. subsidiary are denominated in British pounds sterling. The Company attempts to minimize its currency exposure on these sales through the purchase of forward exchange contracts to cover its U.S. dollar denominated product cost. These contracts generally involve the exchange of one currency for another at a future date and specified exchange rate. At September 30, 1997, the Company had approximately $1,350,000 of outstanding forward exchange contracts to sell British pounds. Such contracts expire at varying dates and exchange rates through January 26, 1998.

The Company's purchases of Japanese sourced products through Chugai Boyeki Co., Ltd., a related party, are denominated in Japanese yen. At September 30, 1997, the Company did not have any forward exchange contracts to purchase Japanese yen.

NOTE 11:  Related Party Transactions

As of September 30, 1997 and 1996, Chugai Boyeki Company, Ltd. and affiliates ("Chugai") owned 548,715 shares of the Company's common stock (18.3% of the total outstanding shares). The Company, which has been conducting business with Chugai for approximately 18 years, imports certain finished products and components through Chugai and also sells its products to Chugai who resells the products in certain Asian and European markets. The Company purchased approximately $7.1, $9.2 and $11.6 million of products and components from Chugai in fiscal years 1997, 1996, and 1995, respectively, and the Company sold $2.7, $2.1, and $3.4 million of product to Chugai for distribution in fiscal years 1997, 1996, and 1995, respectively. At September 30, 1997 and 1996, the Company owed $7.1 million and $7.5 million, respectively, to Chugai and Chugai owed $276,000 and $148,000, respectively, to the Company resulting from purchases of products. The amounts owed to Chugai are secured by a subordinated lien on substantially all the Company's assets. During 1997, the Company repaid a mortgage loan made by Chugai. In October 1993, the Company borrowed $2 million from Chugai under a promissory note agreement. See Note 6 for a further discussion of this transaction.

As of September 30, 1997, Mr. Chu S. Chun controlled 204,507 shares of the Company's common stock (6.8% of the total outstanding shares). Mr. Chun owns Chun Shin Industries, Inc., the Company's 50% South Korean joint venture partner in Chun Shin Security which purchases product from the joint venture (see Note
2). Mr. Chun also controls International Industries, Inc. (I.I.I.), a U.S. based company, which arranges the importation and provides short term financing on all the Company's product purchases from the joint venture company, Chun Shin
Electronics, Inc. During fiscal years 1997 and 1996, the Company purchased approximately $7.0 million and $5.8 million of products from I.I.I. under this agreement. In addition, the Company sold approximately $1,100,000 and $900,000 of its products to I.I.I. in 1997 and 1996, respectively. At September 30, 1997 and 1996, I.I.I. owed the Company approximately $279,000 and $368,000, respectively.

                       VICON INDUSTRIES, INC. AND SUBSIDIARIES
                              QUARTERLY FINANCIAL DATA

(Unaudited)



                                                          Net Earnings Per Share
  Quarter          Net            Gross           Net
   Ended          Sales          Profit         Profit    Primary  Fully Diluted



Fiscal 1997
December       $11,298,000      $3,181,000    $   215,000   $ .08       $ .08
March           12,328,000       3,392,000        166,000     .06         .06
June            13,726,000       3,910,000        543,000     .18         .18
September       14,167,000       3,992,000        641,000     .20         .19
               -----------      ----------    -----------   -----       -----
 Total         $51,519,000     $14,475,000    $ 1,565,000   $ .52       $ .48
               ===========      ==========    ===========   =====       =====



Fiscal 1996
December       $10,512,000      $2,706,000    $   102,000   $ .04       $ .04
March           10,856,000       2,748,000        125,000     .05         .05
June            10,902,000       2,735,000         41,000     .01         .01
September       10,921,000       2,768,000         32,000     .01         .01
               -----------     -----------    -----------   -----       -----
 Total         $43,191,000     $10,957,000    $   300,000   $ .11       $ .10
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

                                                          SCHEDULE I




                       VICON INDUSTRIES, INC. AND SUBSIDIARIES

                          VALUATION AND QUALIFYING ACCOUNTS


                   Years ended September 30, 1997, 1996, and 1995



                              Balance at   Charged to              Balance
                              beginning    costs and               at end
     Description              of period    expenses    Deductions  of period

Reserves and allowances
  deducted from asset
  accounts:

Allowance for uncollectible
  accounts:



September 30, 1997            $396,000     $273,000    $176,000   $493,000
                              ========     ========    ========   ========

September 30, 1996            $542,000     $186,000    $332,000   $396,000
                              ========     ========    ========   ========

September 30, 1995            $309,000     $381,000    $148,000   $542,000
                              ========     ========    ========   ========

                                     SIGNATURES


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICON INDUSTRIES, INC.

By Kenneth M. Darby           By Arthur D. Roche             By John M. Badke
  Kenneth M. Darby            Arthur D. Roche              John M. Badke
  President                   Executive Vice President     Controller
  (Chief Executive Officer)   (Chief Financial Officer)    (Chief Acctg.Officer)

December 24, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

VICON INDUSTRIES, INC.


Donald N. Horn                                         December 24, 1997
---------------------                                  -----------------
Donald N. Horn            Chairman of the Board        Date

Kenneth M. Darby          Director                     December 24, 1997
---------------------                                  -----------------
Kenneth M. Darby                                       Date

Arthur D. Roche           Director                     December 24, 1997
---------------------                                  -----------------
Arthur D. Roche                                        Date

Arthur V. Wallace         Director                     December 24, 1997
---------------------                                  -----------------
Arthur V. Wallace                                      Date

Peter F. Barry                                         December 24, 1997
---------------------                                  -----------------
Peter F. Barry            Director                     Date

Milton F. Gidge                                        December 24, 1997
---------------------                                  -----------------
Milton F. Gidge           Director                     Date

Michael D. Katz                                        December 24, 1997
---------------------                                  -----------------
Michael D. Katz           Director                     Date

Peter F. Neumann                                       December 24, 1997
---------------------                                  -----------------
Peter F. Neumann          Director                     Date

W. Gregory Robertson                                   December 24, 1997
W. Gregory Robertson      Director                     Date

Kazuyoshi Sudo                                         December 24, 1997
Kazuyoshi Sudo            Director                     Date

                                     SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICON INDUSTRIES, INC.


By                            By                             By
   -------------------------     -------------------------
   Kenneth M. Darby            Arthur D. Roche             John M. Badke
   President                   Executive Vice President    Controller
   (Chief Executive Officer)   (Chief Financial Officer)   (Chief Acctg.Officer)

December   , 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

VICON INDUSTRIES, INC.


                                                       December    , 1997
Donald N. Horn            Chairman of the Board        Date


                          Director                     December    , 1997
Kenneth M. Darby                                       Date


                          Director                     December    , 1997
Arthur D. Roche                                        Date


                          Director                     December    , 1997
Arthur V. Wallace                                      Date


                                                       December     , 1997
Peter F. Barry            Director                     Date


                                                       December     , 1997
Milton F. Gidge           Director                     Date


                                                       December     , 1997
Michael D. Katz           Director                     Date


                                                       December     , 1997
Peter F. Neumann          Director                     Date


                                                       December     , 1997
W. Gregory Robertson      Director                     Date


                                                       December     , 1997
Kazuyoshi Sudo            Director                     Date