Form 10-Q
period 1997-12-31
VICON INDUSTRIES INC /NY/
filed 1998-02-13
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.   20549

                             FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934



For Quarter Ended  December 31, 1997            Commission File No.  1-7939
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


                               Yes    X        No


At December 31 1997, the registrant had outstanding 3,001,108 shares of Common Stock, $.01 par value.

                  PART I - FINANCIAL INFORMATION

              VICON INDUSTRIES, INC. AND SUBSIDIARIES

         (CONDENSED) CONSOLIDATED STATEMENTS OF OPERATIONS

                            (UNAUDITED)


                                                 Three Months Ended

                                            12/31/97               12/31/96

Net sales...........................      $14,874,200            $11,297,775
Costs and expenses:
  Cost of goods sold................       10,245,524              8,116,967
  Selling, general & admin.
    expenses........................        3,215,906              2,721,195
  Interest expense..................          338,797                263,948
  Unrealized foreign
    exchange gain...................            -                    (33,623)
                                          ------------           ------------
     Total costs and expenses.......       13,800,227             11,068,487

Income before income taxes..........        1,073,973                229,288

Provision for income taxes..........           65,000                 14,000
                                          -----------            -----------
Net income..........................      $ 1,008,973            $   215,288
                                          ===========            ===========



Net income per share:

            Basic                         $   .34                $   .08
                                              ===                    ===

            Diluted                       $   .31                $   .08
                                              ---                    ---

Weighted average number of shares used in computing net income per share:

            Basic                          3,001,000              2,777,000

            Diluted                        3,293,000              2,870,000




See Notes to (Condensed) Consolidated Financial Statements.

              VICON INDUSTRIES, INC. AND SUBSIDIARIES
              (CONDENSED) CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)



ASSETS                                                12/31/97       9/30/97

CURRENT ASSETS
Cash............................................  $    225,276   $   287,580
Accounts receivable (less allowance
  of $603,000 at December 31, 1997 and
  $493,000 at September 30, 1997)...............    10,152,090     9,578,297
Inventories:
  Parts, components, and materials..............     3,356,001     3,399,133
  Work-in-process...............................     1,904,228     2,046,174
  Finished products.............................    10,919,277    11,188,217
                                                   -----------   -----------
                                                    16,179,506    16,633,524
Prepaid expenses................................       392,154       307,580
                                                   -----------   -----------
TOTAL CURRENT ASSETS............................    26,949,026    26,806,981
--------------------

Property, plant and equipment...................     8,508,226     8,362,930
Less:  accumulated depreciation.................    (5,048,244)   (4,870,717)
                                                   -----------   -----------
                                                     3,459,982     3,492,213
Other assets....................................       870,481       900,417
                                                   -----------   -----------

TOTAL ASSETS....................................   $31,279,489   $31,199,611
------------                                       ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Borrowings under revolving credit agreement.....  $    471,490   $   169,006
Current maturities of long-term debt............       501,169       515,092
Accounts payable:
  Related party.................................     6,902,119     7,146,985
  Other.........................................     1,785,825     1,407,917
Accrued wages and expenses......................     1,852,334     2,111,670
Income taxes payable............................       152,343       105,188
                                                    ----------    ----------
TOTAL CURRENT LIABILITIES                           11,665,280    11,455,858
-------------------------

Long-term debt:
  Related party.................................     1,440,000     1,440,000
  Other.........................................     5,776,092     6,904,368

Other long-term liabilities.....................       466,746       485,402

SHAREHOLDERS' EQUITY
Common stock, par value $.01....................        30,470        30,470
Capital in excess of par value..................     9,868,063     9,868,063
Retained earnings...............................     2,289,880     1,280,907
                                                  ------------   -----------
                                                    12,188,413    11,179,440
Less treasury stock 45,952 shares, at cost......      (298,686)     (298,686)
Foreign currency translation adjustment.........        41,644        33,229
                                                  ------------   -----------
TOTAL SHAREHOLDERS' EQUITY                          11,931,371    10,913,983
--------------------------                        ------------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......  $ 31,279,489   $31,199,611
------------------------------------------        ============   ===========

See Notes to (Condensed) Consolidated Financial Statements.

              VICON INDUSTRIES, INC. AND SUBSIDIARIES
         (CONDENSED) CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)



                                                         Three Months Ended

                                                      12/31/97       12/31/96

Cash flows from operating activities:
    Net income...................................   $1,008,973   $    215,288
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization..............      166,752        183,127
      Amortization of sale and leaseback.........         -          (343,210)
      Unrealized foreign exchange gain...........         -           (33,623)
    Change in assets and liabilities:
      Accounts receivable........................     (548,035)       (27,179)
      Inventories................................      487,928       (819,790)
      Prepaid expenses...........................      (83,995)       (57,163)
      Other assets...............................       29,936        (13,728)
      Accounts payable...........................      129,235       (107,485)
      Accrued wages and expenses.................     (262,876)       217,849
      Income taxes payable.......................       46,419         13,844
      Other liabilities..........................      (18,656)       (15,136)
                                                   ------------   ------------
       Net cash provided by (used in)
          operating activities...................      955,681       (787,206)
                                                   ------------   ------------

Cash flows from investing activities:
    Capital expenditures, net of
      minor disposals............................     (107,865)      (102,286)
                                                   ------------   ------------
        Net cash used in investing activities....     (107,865)      (102,286)
                                                   ------------   ------------

Cash flows from financing activities:
 Net (repayments) borrowings under U.S.
      credit and security agreement..............   (1,107,861)       767,426
    Net borrowings under U.K.
      revolving credit agreement.................      301,169        302,509
    Repayments of other debt.....................      (48,839)      (158,425)
                                                   ------------   ------------
      Net cash (used in) provided by
         financing activities....................     (855,531)       911,510
                                                   ------------   -----------
Effect of exchange rate changes on cash..........      (54,589)      (102,900)
                                                   ------------   ------------

Net decrease in cash.............................      (62,304)       (80,882)
Cash at beginning of quarter.....................      287,580        205,876
                                                   ------------   -----------
Cash at end of period............................  $   225,276    $   124,994
                                                   ============   ===========




See Notes to (Condensed) Consolidated Financial Statements.

              VICON INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO (CONDENSED) CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 1997


Note 1:  Basis of Presentation

The accompanying unaudited (condensed) consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1997.

Note 2:  Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" which requires companies to present basic and diluted earnings per share (EPS), instead of primary and fully diluted EPS that was previously required. Basic earnings per share are computed based on the weighted average number of shares outstanding. Diluted earnings per share reflect the maximum dilution that would have resulted from the exercise of stock options and incremental shares issuable under a deferred compensation agreement.

The new standard was adopted by the Company in the quarter ended December 31, 1997. All EPS figures for prior periods reported have been restated.

Note 3:  Subsequent Event

In January 1998, the Company purchased its principal operating facility for approximately $3.3 million. The purchase was financed with the proceeds of an aggregate $2.9 million mortgage and term loan agreement with a bank. Such agreement includes a $2,512,000 ten year mortgage loan payable in monthly installments through January 2008, with a $1,188,000 payment due at the end of the term. The agreement also provides a $388,000, five year term loan payable in monthly installments through January 2003. Both loans bear interest at the bank's prime rate minus 1.35% (7.15% at January 29, 1998).

The loans are secured by a first mortgage on the property and fixtures and contain restrictive covenants which, among other things, require the Company to maintain certain levels of earnings and ratios of debt service and interest coverage and debt to net worth.

At the same time, the Company entered into interest rate swap agreements with the same bank to effectively convert the foregoing floating rate long-term loans to fixed rate loans. These agreements change the Company's interest rate exposure on its $2,512,000 floating rate mortgage loan to a fixed 7.79% and its $388,000 floating rate term loan to a fixed 7.7%. The interest rate swap agreements mature in the same amount and over the same period as the related mortgage and term loans.

               MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations
Three Months Ended December 31, 1997 Compared with December 31, 1996


Net sales for the quarter ended December 31, 1997 increased $3.6 million or 32% to $14.9 million compared with $11.3 million in the similar year ago period. The sales growth was experienced worldwide as U.S. sales increased 24% to $9.0 million and international sales rose 45% to $5.9 million. The U.S. sales increase was principally the result of video systems supplied under a contract with the U.S. Postal Service entered into in July 1997 and sales from a new line of dome cameras introduced in February 1997. The increase in international sales was due to more systems sales and increased sales to a private label customer for distribution primarily in Europe. The backlog of unfilled orders was $8.7 million at December 31, 1997 compared with $4.4 million at December 31, 1996.

Gross profit margins for the quarter increased to 31.1% compared with 28.2% in the year ago period. The margin improvement was primarily the result of the greater mix of more profitable products, lower procurement costs for certain video products and greater fixed cost absorption associated with the sales growth.

Operating expenses for the quarter were $3.2 million or 21.6% of net sales compared with $2.7 million or 24.1% of net sales in the year ago period. The increase of $0.5 million or 18% was principally the result of higher selling expenses associated with the revenue growth and profit related bonus accruals. As a percentage of sales, operating expenses were lower due to greater absorption of fixed operating costs.

Operating income rose to $1,413,000 in the quarter compared with $460,000 in the prior year quarter as a result of increased sales and higher gross margins and greater absorption of fixed operating expenses.

Interest expense increased $75,000 to $339,000 principally as a result of higher borrowing levels during the quarter.

Income taxes were $65,000 for the quarter compared with $14,000 in the prior year quarter, an effective tax rate of approximately 6% for both periods. In both periods, the Company has utilized a net operating loss ("NOL") carryfoward to offset Federal and State taxable income and, as of December 31, 1997, the remaining balance of the NOL was approximately $4.0 million. The nominal tax provision related primarily to foreign subsidiary income.

As a result of the foregoing, net income increased to $1,009,000 for the quarter compared with net income of $215,000 for the similar year ago period.

               MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND FINANCIAL CONDITION

December 31, 1997 Compared with September 30, 1997

The Company's primary sources of funds for conducting its business activities have been borrowings under its bank facilities, vendor financing and cash flow from operations.

Net cash provided by operating activities was $956,000 for the three months ended December 31, 1997 due primarily to the $1.0 million net profit reported for the period. The increase in accounts receivable due to higher sales activity was substantially offset by a reduction in inventories. Net cash used in investing activities was $108,000 in the first quarter of 1998 as a result of capital expenditures for office equipment. Net cash used in financing activities was $856,000, which included a $1.1 million reduction of borrowings under the Company's U.S. credit facility offset by increased Vicon U.K. borrowings. As a result of the foregoing, the net decrease in cash was $62,000 for the first quarter of 1998 after the nominal effects of exchange rate changes on the cash position of the Company.

The Company requires liquidity and working capital primarily to finance increases in inventories and accounts receivable associated with sales growth and to a lesser extent for capital expenditures. The Company anticipates that in 1998 capital expenditures will be approximately $4.0 million, of which $3.3 million will represent the January 1998 acquisition of its operating facility and $700,000 for product tooling and office equipment. The purchase of the facility was funded by mortgage loans aggregating $2.9 million (the "Mortgage") and from internal cash flow.

The Company maintains a bank overdraft facility of 600,000 pounds sterling (approximately $990,000) in the U.K. to support local working capital requirements of Vicon U.K.. At December 31, 1997, borrowings under this facility were approximately $471,000.

The Company's domestic bank credit agreement (the "Credit Agreement") permits borrowings up to a maximum of $6.5 million, subject to availability under a borrowing base formula consisting of accounts receivable and inventories. The agreement expires on January 31, 1999. Borrowings under the Credit Agreement amounted to approximately $4.9 million at December 31, 1997.

The Company purchases certain products from Chugai Boyeki Co., Ltd (CBC) whose interest bearing trade payables amounted to $6.4 million at December 31, 1997 and are due on demand. The Company historically has made trade payable payments to CBC as cash availability permits.

The Company believes that cash flow from operations, the Mortgage, and additional funds available under the Credit Agreement will be sufficient to meet its currently anticipated operating, capital expenditures and debt service requirements for at least the next twelve months.

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


Exhibit                                                 Exhibit
Number     Description                                  Number

 10         Material Contracts

           (.1) Agreement of Purchase and Sale            10.1
                between the Registrant and RREEF
                Midamerica/East-V Nine, Inc.
                dated January 29, 1998

           (.2) Loan Agreement between the                10.2
                Registrant and KeyBank National
                Association dated January 29, 1998

           (.3) Mortgage Note between the                 10.3
                Registrant and KeyBank National
                Association dated January 29, 1998

           (.4) Term Loan Note between the Registrant     10.4
                and KeyBank National Association
                dated January 29, 1998

           (.5) Mortgage and Security Agreement in        10.5
                the amount of $2,512,000 between
                the Registrant and KeyBank National
                Association dated January 29, 1998

           (.6) Mortgage and Security Agreement in        10.6
                the amount of $388,000 between the
                Registrant and KeyBank National
                Association dated January 29, 1998

            (.7) Interest rate master swap agreement      10.7
                 between the Registrant and KeyBank
                 National Association dated December
                 11, 1997

            (.8) Schedule to the master agreement         10.8
                 between the Registrant and KeyBank
                 National Association dated December
                 11, 1997

            (.9) Swap Transaction Confirmation with a     10.9
                 notional amount of $2,512,000 between
                 the Registrant and KeyBank National
                 Association dated December 30,1997

           (.10) Swap Transaction Confirmation with a     10.10
                 notional amount of $388,000 between
                 the Registrant and KeyBank National
                 Association dated December 30, 1997



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





February 12, 1997







                                           VICON INDUSTRIES, INC.
                                           VICON INDUSTRIES, INC.






Kenneth M. Darby                           Arthur D. Roche
Kenneth M. Darby                           Arthur D. Roche
President                                  Executive Vice President
Chief Executive Officer                    Chief Financial Officer