Form 10-Q
period 1998-03-31
VICON INDUSTRIES INC /NY/
filed 1998-04-29
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549

                                   FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934



For Quarter Ended  March 31, 1998            Commission File No.  1-7939
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


                               Yes    X        No


At March 31, 1998, the registrant had outstanding 3,061,058 shares of Common Stock, $.01 par value.

                        PART I - FINANCIAL INFORMATION

                    VICON INDUSTRIES, INC. AND SUBSIDIARIES

               (CONDENSED) CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                 Three Months Ended

                                            3/31/98               3/31/97

Net sales.............................    $14,730,905            $12,327,871
Cost of sales.........................      9,904,902              8,935,576
                                          -----------            -----------

  Gross profit........................      4,826,003              3,392,295

Operating expenses:
    General and administrative expense      1,023,929                847,321
    Selling expense...................      2,208,008              1,851,909
    Relocation expense................          -                    225,129
                                           ----------             ----------
                                            3,231,937              2,924,359
                                           ----------             ----------

  Operating income....................      1,594,066                467,936

Interest expense......................        355,034                260,985
                                          -----------            -----------

    Income before income taxes........      1,239,032                206,951
Income tax expense....................         85,000                 41,000
                                          -----------           ------------
    Net income........................    $ 1,154,032            $   165,951
                                          -----------           ============



Earnings per share:

            Basic                         $   .38                $   .06
                                              ===                    ===

            Diluted                       $   .35                $   .06
                                              ---                    ---

Shares used in computing earnings per share:

            Basic                          3,045,210              2,802,728

            Diluted                        3,335,835              2,939,024




See Notes to (Condensed) Consolidated Financial Statements.

                    VICON INDUSTRIES, INC. AND SUBSIDIARIES

               (CONDENSED) CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                   Six Months Ended

                                            3/31/98               3/31/97

Net sales.............................    $29,605,105            $23,625,645
Cost of sales.........................     20,150,426             17,052,542
                                          -----------            -----------

  Gross profit........................      9,454,679              6,573,103

Operating expenses:
    General and administrative expense      2,046,882              1,664,367
    Selling expense...................      4,400,962              3,756,058
    Relocation expense................          -                    225,129
                                           ----------             ----------
                                            6,447,844              5,645,554
                                           ----------             ----------

  Operating income....................      3,006,835                927,549

Interest expense......................        693,830                524,933
Other income..........................          -                    (33,623)
                                          -----------           ------------

    Income before income taxes........      2,313,005                436,239
Income tax expense....................        150,000                 55,000
                                          -----------           ------------
    Net income........................    $ 2,163,005            $   381,239
                                          -----------           ============



Earnings per share:

            Basic                         $   .72                $   .14
                                              ===                    ===

            Diluted                       $   .65                $   .13
                                              ---                    ---

Shares used in computing earnings per share:

            Basic                          3,022,917              2,790,028

            Diluted                        3,314,038              2,893,674




See Notes to (Condensed) Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     (CONDENSED) CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                                3/31/98       9/30/97

CURRENT ASSETS
Cash............................................  $     99,403  $    287,580
Accounts receivable (less allowance
  of $670,000 at March 31, 1998 and
  $493,000 at September 30, 1997)...............    11,168,388     9,578,297
Inventories:
  Parts, components, and materials..............     2,450,843     3,399,133
  Work-in-process...............................     2,490,010     2,046,174
  Finished products.............................    11,519,002    11,188,217
                                                   -----------   -----------
                                                    16,459,855    16,633,524
Prepaid expenses................................       376,340       307,580
                                                   -----------   -----------
TOTAL CURRENT ASSETS............................    28,103,986    26,806,981
--------------------

Property, plant and equipment...................    12,237,312     8,362,930
Less accumulated depreciation...................    (5,210,439)   (4,870,717)
                                                   -----------   -----------
                                                     7,026,873     3,492,213
Other assets....................................       934,505       900,417
                                                   -----------   -----------

TOTAL ASSETS....................................   $36,065,364   $31,199,611
------------                                       ===========   ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Borrowings under U.S. bank credit agreement.....  $  4,938,548   $     -
Borrowings under revolving credit agreement.....        49,247       169,006
Current maturities of long-term debt............       630,101       515,092
Accounts payable:
  Related party.................................     7,069,467     7,146,985
  Other.........................................     2,324,549     1,407,917
Accrued wages and expenses......................     2,138,798     2,111,670
Income taxes payable............................       234,280       105,188
                                                    ----------    ----------
TOTAL CURRENT LIABILITIES                           17,384,990    11,455,858
-------------------------

Long-term debt:
  Related party.................................     1,440,000     1,440,000
  Other.........................................     3,607,233     6,904,368

Other long-term liabilities.....................       460,575       485,402

SHAREHOLDERS' EQUITY
Common stock, par value $.01....................        31,212        30,470
Capital in excess of par value..................    10,006,071     9,868,063
Retained earnings...............................     3,443,912     1,280,907
                                                  ------------   -----------
                                                    13,481,195    11,179,440
Less treasury stock 60,202 shares and
  45,952 shares at cost.........................      (391,312)     (298,686)
Foreign currency translation adjustment.........        82,683        33,229
                                                  ------------   -----------
TOTAL SHAREHOLDERS' EQUITY                          13,172,566    10,913,983
--------------------------                        ------------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......  $ 36,065,364   $31,199,611
------------------------------------------        ============   ===========

See Notes to (Condensed) Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                 (CONDENSED) CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                           Six Months Ended

                                                       3/31/98        3/31/97
Cash flows from operating activities:
  Net income.....................................   $2,163,005   $    381,239
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization................      357,395        398,315
    Amortization of gain on sale and leaseback...         -          (433,993)
    Unrealized foreign exchange gain.............         -           (33,623)
    Change in assets and liabilities:
      Accounts receivable........................   (1,540,049)      (606,623)
      Inventories................................      228,621     (1,586,331)
      Prepaid expenses...........................      (65,726)        (8,813)
      Other assets...............................      (34,088)      (211,956)
      Accounts payable...........................      832,860        906,467
      Accrued wages and expenses.................       18,249        510,530
      Income taxes payable.......................      126,417         54,844
      Other liabilities..........................      (24,827)       (30,909)
                                                   ------------   ------------
       Net cash provided by (used in)
          operating activities...................    2,061,857       (660,853)
                                                   ------------   ------------

Cash flows from investing activities:
    Capital expenditures, net of
      minor disposals............................   (3,847,399)      (631,447)
                                                   ------------   ------------
        Net cash used in investing activities....   (3,847,399)      (631,447)
                                                   ------------   ------------

Cashflows from financing  activities:
    (Decrease) increase in borrowings under U.S.
      bank credit agreement......................   (1,064,868)     1,388,755
    (Decrease) increase in borrowings under U.K.
      revolving credit agreement.................     (123,478)       290,400
    Borrowings under mortgage and term loans.....    2,900,000          -
    Repayment of promissory note to related party        -           (200,000)
    Proceeds from exercise of stock options......       46,124          -
    Repayment of U.K. mortgage...................        -           (139,080)
    Repayments of other debt.....................     (102,169)       (39,179)
                                                   ------------   ------------

      Net cash provided by financing activities..    1,655,609      1,300,896
                                                   ------------   -----------
Effect of exchange rate changes on cash..........      (58,244)        56,906
                                                   ------------   -----------

Net (decrease) increase in cash..................     (188,177)        65,502
Cash at beginning of year........................      287,580        205,876
                                                   ------------   -----------
Cash at end of period............................  $    99,403    $   271,378
                                                   ============   -----------





See Notes to (Condensed) Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO (CONDENSED) CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 1998



Note 1:  Basis of Presentation

The accompanying unaudited (condensed) consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1997.

Note 2:  Earnings per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" which requires companies to present basic and diluted earnings per share (EPS) instead of primary and fully diluted EPS that was previously required. Basic EPS are computed based on the weighted average number of shares outstanding for the period. Diluted EPS reflect the maximum dilution that would have resulted from the exercise of stock options and incremental shares issuable under a deferred compensation agreement.

The new standard was initially adopted by the Company in the quarter ended December 31, 1997. All EPS figures for prior periods reported have been restated.

Note 3:  Purchase of Principal Operating Facility

In January 1998, the Company purchased its principal operating facility for approximately $3.3 million. The purchase was financed with the proceeds of an aggregate $2.9 million mortgage and term loan agreement with a bank. Such agreement includes a $2,512,000 ten year mortgage loan payable in monthly installments through January 2008, with a $1,188,000 payment due at the end of the term. The agreement also provides a $388,000 five year term loan payable in monthly installments through January 2003. Both loans bear interest at the bank's prime rate minus 1.35% (7.15% at March 31, 1998).

The loans are secured by a first mortgage on the property and fixtures and contain restrictive covenants which, among other things, require the Company to maintain certain levels of earnings and ratios of debt service and interest coverage and debt to net worth.

At the same time, the Company entered into interest rate swap agreements with the same bank to effectively convert the foregoing floating rate long-term loans to fixed rate loans. These agreements change the Company's interest rate exposure on its $2,512,000 floating rate mortgage loan to a fixed 7.79% and its $388,000 floating rate term loan to a fixed 7.70%. The interest rate swap agreements mature in the same amounts and over the same periods as the related mortgage and term loans.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations
Three Months Ended March 31, 1998 Compared with March 31, 1997


Net sales for the quarter ended March 31, 1998 increased $2.4 million or 19% to $14.7 million compared with $12.3 million in the year ago period. The sales growth was experienced in the U.S. as domestic sales increased $3.3 million or 47% to $10.4 million principally as a result of system sales supplied under a contract with the U.S. Postal Service entered into in July 1997. International sales declined $926,000 or 18% to $4.3 million due to lower sales in Asia as a result of the current economic crisis in the region.

Gross profit margins for the second quarter of 1998 increased to 32.8% compared with 27.5% in the year ago period. The margin improvement was primarily the result of a greater mix of higher margin products, lower procurement costs for certain video products and greater fixed cost absorption associated with the sales growth.

Operating expenses for the second quarter of 1998 were $3.2 million or 21.9% of net sales compared with $2.7 million or 21.9% of net sales in the year ago period, exclusive of relocation expense. The increase was principally the result of higher selling expenses associated with the sales growth and profit related bonus accruals.

Operating income rose to $1.6 million for the second quarter of 1998 compared with $468,000 in the year ago period as a result of increased sales, higher gross margins and greater absorption of fixed operating expenses.

Interest expense increased $94,000 to $355,000 principally as a result of higher borrowing levels during the quarter.

Income tax expense was $85,000 for the second quarter of 1998 compared with $41,000 in the year ago period. In both periods, the Company utilized net operating loss ("NOL") carryforwards to substantially offset federal and state taxable income. The nominal tax provision related primarily to foreign subsidiary income.

As a result of the foregoing, net income increased to $1.2 million for the second quarter of 1998 compared with net income of $166,000 for the year ago period.

                MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations
Six Months Ended March 31, 1998 Compared with March 31, 1997


Net sales for the six months ended March 31, 1998 increased $6.0 million or 25% to $29.6 million compared with $23.6 million in the year ago period. The sales growth was experienced principally in the U.S. as domestic sales increased $5.1 million or 36% to $19.5 million principally as a result of system sales supplied under a contract with the U.S. Postal Service entered into in July 1997 and sales from a new line of dome cameras introduced in February 1997. International sales increased $832,000 or 9% to $10.1 million. This increase was due to greater system sales and sales to a private label customer for distribution, primarily in Europe. International growth was limited as a result of lower sales in Asia due to the current economic crisis in this region. The backlog of unfilled orders was $9.9 million at March 31, 1998 compared with $4.8 million at March 31, 1997.

Gross profit margins for the first six months of 1998 increased to 31.9% compared with 27.8% in the year ago period. The margin improvement was primarily the result of a greater mix of higher margin products, lower procurement costs for certain video products and greater fixed cost absorption associated with the sales growth.

Operating expenses for the first six months of 1998 were $6.4 million or 21.8% of net sales compared with $5.4 million or 22.9% of net sales in the year ago period, exclusive of relocation expense. The increase was principally the result of higher selling expenses associated with the sales growth and profit related bonus accruals.

Operating income rose to $3.0 million for the first six months of 1998 compared with $928,000 in the year ago period as a result of increased sales, higher gross margins and greater absorption of fixed operating expenses.

Interest expense increased $169,000 to $694,000 principally as a result of higher borrowing levels during the first six months of 1998.

Income tax expense was $150,000 for the first six months of 1998 compared with $55,000 in the year ago period. In both periods, the Company utilized NOL carryforwards to substantially offset federal and state taxable income. As of March 31, 1998, the remaining balance of the NOL was approximately $2.5 million for federal income tax purposes. The nominal tax provision relates primarily to foreign subsidiary income.

As a result of the foregoing, net income increased to $2.2 million for the first six months of 1998 compared with net income of $381,000 for the year ago period.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND FINANCIAL CONDITION


The Company's primary sources of funds for conducting its business activities have been borrowings under its bank facilities, vendor financing and cash flow from operations. The Company requires liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with sales growth and, to a lesser extent, for capital expenditures.

Net cash provided by operating activities was $2.1 million for the first six months of 1998 due primarily to the $2.2 million net income reported for the period. The increase in accounts receivable due to higher sales activity was substantially offset by an increase in accounts payable, a reduction in inventories and non-cash depreciation and amortization charges for the period. Net cash used in investing activities was $3.8 million for the first six months of 1998 as a result of the Company's purchase of its principal operating facility for $3.3 million and capital expenditures for tooling and office equipment. Net cash provided by financing activities was $1.7 million, which includes $2.9 million of proceeds from mortgage loans (the "Mortgage") used to finance the facility purchase, offset by a $1.1 million reduction of borrowings under the U.S. Bank Credit Agreement (the "Credit Agreement"). As a result of the foregoing, the net decrease in cash was $188,000 for the first six months of 1998 after the nominal effect of exchange rate changes on the cash position of the Company.

The Company maintains a bank overdraft facility of 600,000 Pounds Sterling (approximately $1,002,000) in the U.K. to support local working capital requirements of Vicon U.K. (the "Overdraft Facility"). At March 31, 1998, borrowings under this facility were approximately $49,000.

The Credit Agreement permits the Company to borrow up to a maximum of $6.5 million, subject to availability under a borrowing base formula consisting of accounts receivable and inventories. The agreement expires on January 31, 1999 and has therefore been classified as a current liability in the accompanying balance sheet at March 31, 1998. Borrowings under the Credit Agreement amounted to approximately $4.9 million at March 31, 1998. The Company is presently evaluating proposals from banks for a new credit agreement.

The Company purchases certain products from Chugai Boyeki Co., Ltd. ("CBC"), whose interest-bearing accounts payable amounted to $6.4 million at March 31, 1998 and are due on demand. The Company historically has made accounts payable payments to CBC as cash availability permits.

The Company believes that cash flow from operations, the Mortgage and additional funds available under the existing or a new U.S. Credit Agreement and the U.K. Overdraft Facility will be sufficient to meet its currently anticipated operating, capital expenditures and debt service requirements for at least the next twelve months.

                                   PART II

ITEM 1 - LEGAL PROCEEDINGS

         The Company has no material outstanding litigation.

ITEM 2 - CHANGES IN SECURITIES

         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting was held on April 23, 1998.

         The following directors were elected at the meeting:

                    Chu S. Chun
                    Milton F. Gidge
                    W. Gregory Robertson

         The terms of the following directors continued after the meeting:

                    Peter F. Barry
                    Kenneth M. Darby
                    Donald N. Horn
                    Peter F. Neumann
                    Arthur D. Roche
                    Kazuyoshi Sudo


         The matters voted upon at the meeting and the results of each vote are as follows:

         Nominees for                          Withhold
         Directors:            For             Authority       Against

         Mr. Chun            2,709,459          17,222            -
         Mr. Gidge           2,706,609          20,072            -
         Mr. Robertson       2,706,609          20,072            -


         Ratification
          of Auditors        2,707,274          13,186          6,221




ITEM 5 - OTHER INFORMATION

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         No Form 8-K was required to be filed during the current quarter.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





April 29, 1998







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





April 29, 1998







                                           VICON INDUSTRIES, INC.
                                           VICON INDUSTRIES, INC.






Kenneth M. Darby                           Arthur D. Roche
Kenneth M. Darby                           Arthur D. Roche
President                                  Executive Vice President
Chief Executive Officer                    Chief Financial Officer