Form 10-Q
period 1998-06-30
VICON INDUSTRIES INC /NY/
filed 1998-08-13
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                                   WASHINGTON, D.C.   20549

                                           FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                            ACT OF 1934



For Quarter Ended  June 30, 1998             Commission File No.  1-7939
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


                               Yes    X        No


At June 30, 1998, the registrant had outstanding 4,456,383 shares of Common Stock, $.01 par value.

                                PART I - FINANCIAL INFORMATION

                            VICON INDUSTRIES, INC. AND SUBSIDIARIES

                       (CONDENSED) CONSOLIDATED STATEMENTS OF OPERATIONS

                                          (UNAUDITED)


                                                 Three Months Ended

                                            6/30/98                6/30/97

Net sales.............................    $16,106,001            $13,725,759
Cost of sales.........................     10,655,224              9,815,328
                                          -----------            -----------

  Gross profit........................      5,450,777              3,910,431

Operating expenses:
    General and administrative expense      1,194,222                997,476
    Selling expense...................      2,376,629              2,050,980
                                           ----------             ----------
                                            3,570,851              3,048,456
                                           ----------             ----------

  Operating income....................      1,879,926                861,975

Interest expense, net.................        230,449                309,274
Other income..........................          -                     (6,273)
                                          -----------            ------------

    Income before income taxes........      1,649,477                558,974
Income tax expense....................         75,000                 16,000
                                          -----------           ------------
    Net income........................    $ 1,574,477            $   542,974
                                          ===========           ============



Earnings per share:

            Basic                         $   .40                $   .19
                                              ===                    ===

            Diluted                       $   .38                $   .18
                                              ===                    ===

Shares used in computing
 earnings per share:

            Basic                          3,900,699              2,802,728

            Diluted                        4,162,632              3,049,335




See Notes to (Condensed) Consolidated Financial Statements.

                            VICON INDUSTRIES, INC. AND SUBSIDIARIES

                       (CONDENSED) CONSOLIDATED STATEMENTS OF OPERATIONS

                                          (UNAUDITED)


                                                  Nine Months Ended

                                            6/30/98                6/30/97
                                           --------               --------
Net sales.............................    $45,711,106            $37,351,404
Cost of sales.........................     30,805,651             26,867,870
                                          -----------            -----------

  Gross profit........................     14,905,455             10,483,534

Operating expenses:
    General and administrative expense      3,241,103              2,661,844
    Selling expense...................      6,777,591              5,807,037
    Relocation expense................          -                    225,129
                                           ----------             ----------
                                           10,018,694              8,694,010
                                           ----------             ----------

  Operating income....................      4,886,761              1,789,524

Interest expense, net.................        924,279                834,207
Other income..........................          -                    (39,896)
                                          -----------           ------------

    Income before income taxes........      3,962,482                995,213
Income tax expense....................        225,000                 71,000
                                          -----------           ------------
    Net income........................    $ 3,737,482            $   924,213
                                          ===========           ============



Earnings per share:

            Basic                         $  1.13                $   .33
                                             ====                    ===

            Diluted                       $  1.04                $   .31
                                             ====                    ===

Shares used in computing
 earnings per share:

            Basic                          3,315,510              2,794,168

            Diluted                        3,596,902              2,950,071




See Notes to (Condensed) Consolidated Financial Statements.

                               VICON INDUSTRIES, INC. AND SUBSIDIARIES
                               (CONDENSED) CONSOLIDATED BALANCE SHEETS
                                             (UNAUDITED)


ASSETS                                                6/30/98       9/30/97
------                                               --------      --------

CURRENT ASSETS
Cash............................................  $  3,028,170  $    287,580
Accounts receivable (less allowance
  of $644,000 at June 30, 1998 and
  $493,000 at September 30, 1997)...............    12,185,540     9,578,297
Inventories:
  Parts, components, and materials..............     2,677,978     3,399,133
  Work-in-process...............................     2,672,535     2,046,174
  Finished products.............................    11,670,631    11,188,217
                                                   -----------   -----------
                                                    17,021,144    16,633,524
Prepaid expenses................................       285,911       307,580
                                                   -----------   -----------
TOTAL CURRENT ASSETS............................    32,520,765    26,806,981
--------------------

Property, plant and equipment...................    12,396,263     8,362,930
Less accumulated depreciation and amortization..    (5,421,587)   (4,870,717)
                                                   -----------   -----------
                                                     6,974,676     3,492,213
Other assets....................................       778,321       900,417
                                                   -----------   -----------

TOTAL ASSETS....................................   $40,273,762   $31,199,611
------------                                       ===========   ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
Borrowings under U.K. revolving credit agreement         -           169,006
Current maturities of long-term debt............       273,971       515,092
Accounts payable:
  Related party.................................     5,300,404     7,146,985
  Other.........................................     2,438,505     1,407,917
Accrued wages and expenses......................     2,404,171     2,111,670
Income taxes payable............................       242,906       105,188
                                                    ----------    ----------
TOTAL CURRENT LIABILITIES                           10,659,957    11,455,858
-------------------------

Long-term debt:
  Related party.................................         -         1,440,000
  Banks and other...............................     3,536,493     6,904,368

Other long-term liabilities.....................       467,545       485,402

SHAREHOLDERS' EQUITY
Common stock, par value $.01....................        45,166        30,470
Capital in excess of par value..................    20,858,629     9,868,063
Retained earnings...............................     5,018,389     1,280,907
                                                  ------------   -----------
                                                    25,922,184    11,179,440
Less treasury stock 60,202 shares and
  45,952 shares at cost.........................      (391,312)     (298,686)
Foreign currency translation adjustment.........        78,895        33,229
                                                  ------------   -----------
TOTAL SHAREHOLDERS' EQUITY                          25,609,767    10,913,983
--------------------------                        ------------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......  $ 40,273,762   $31,199,611
------------------------------------------        ============   ===========

See Notes to (Condensed) Consolidated Financial Statements.

                               VICON INDUSTRIES, INC. AND SUBSIDIARIES
                          (CONDENSED) CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)




                                                          Nine Months Ended

                                                       6/30/98        6/30/97
Cash flows from operating activities:                 --------       --------
  Net income.....................................   $3,737,482   $    924,213
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization................      568,129        587,666
    Amortization of gain on sale and leaseback...         -          (433,993)
    Unrealized foreign exchange gain.............         -           (39,896)
    Change in assets and liabilities:
      Accounts receivable........................   (2,558,375)      (857,330)
      Inventories................................     (333,730)    (3,534,235)
      Prepaid expenses...........................       23,576        162,986
      Other assets...............................      122,096        (48,789)
      Accounts payable...........................      989,321        130,184
      Accrued wages and expenses.................      284,730        708,692
      Income taxes payable.......................      135,518          4,020
      Other liabilities..........................      (17,857)       (46,682)
                                                   ------------   ------------
       Net cash provided by (used in)
          operating activities...................    2,950,890     (2,443,164)
                                                   ------------   ------------

Cash flows from investing activities:
    Capital expenditures, net of
      minor disposals............................   (4,005,944)      (771,553)
                                                   ------------   ------------
        Net cash used in investing activities....   (4,005,944)      (771,553)
                                                   ------------   ------------

Cashflows from financing  activities:
   (Decrease) increase in borrowings under U.S.
      bank credit agreement......................   (6,003,416)     2,065,139
    Decrease in borrowings under U.K.
      revolving credit agreement.................     (172,136)      (226,766)
    Net proceeds from sale of common stock.......   10,800,916          -
    Proceeds from U.S. mortgage and term loans...    2,900,000          -
    Proceeds from U.K. term loan.................        -            830,000
    (Decrease) increase in interest-bearing
      accounts payable to related party..........   (1,812,228)       992,258
    Repayment of promissory note to related party   (1,800,000)      (200,000)
    Proceeds from exercise of stock options......      111,720          -
    Repayment of U.K. mortgage...................        -           (353,112)
    Repayments of other debt.....................     (168,789)       (79,912)
                                                   ------------   ------------

      Net cash provided by financing activities..    3,856,067      3,027,607
                                                   ------------   -----------
Effect of exchange rate changes on cash..........      (60,423)        86,458
                                                   ------------   -----------

Net increase (decrease) in cash..................    2,740,590       (100,652)
Cash at beginning of year........................      287,580        205,876
                                                   ------------   -----------
Cash at end of period............................  $ 3,028,170    $   105,224
                                                   ============   ===========




See Notes to (Condensed) Consolidated Financial Statements.

                           VICON INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO (CONDENSED) CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                            June 30, 1998


Note 1:  Basis of Presentation
------------------------------
The accompanying unaudited (condensed) consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1997.

Note 2:  Earnings per Share
---------------------------
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" which requires companies to present basic and diluted earnings per share (EPS) instead of primary and fully diluted EPS that was previously required. Basic EPS are computed based on the weighted average number of shares outstanding for the period. Diluted EPS reflect the maximum dilution that would have resulted from the exercise of stock options and incremental shares issuable under a deferred compensation agreement. The new standard was initially adopted by the Company in the quarter ended December 31, 1997. All EPS figures for prior periods reported have been restated. The following table provides the components of the basic and diluted earnings per share (EPS) computations:

                                 For the Three Months       For the Nine Months
                                    Ended June 30,             Ended June 30,
                                   1998         1997        1998           1997
                                      (Unaudited)               (Unaudited)

Basic EPS Computation
Net income..................... $1,574,477  $  542,974   $3,737,482   $  924,213

Weighted average
 shares outstanding............  3,900,699   2,802,728    3,315,510    2,794,168

Basic earnings per share....... $      .40  $      .19   $     1.13   $      .33
                                ==========  ==========   ==========   ==========


Diluted EPS Computation
Net income..................... $1,574,477  $  542,974   $3,737,482   $  924,213

Weighted average
 shares outstanding............  3,900,699   2,802,728    3,315,510    2,794,168
Stock options..................    251,401     246,607      273,597      155,903
Stock compensation
 arrangement...................     10,532       -            7,795        -
                                 ---------  ----------   ----------   ----------
Diluted shares outstanding.....  4,162,632   3,049,335    3,596,902    2,950,071

Diluted earnings per share..... $      .38  $      .18   $     1.04   $      .31
                                ==========  ==========   ==========   ==========

Note 3:  Common Stock Offering
------------------------------
In May 1998, the Company sold an additional 1,371,200 shares of its Common Stock in a public offering, the net proceeds of which were approximately $10.8 million. The proceeds were principally used to repay borrowings under the U.S. bank credit agreement, the related party term loan and certain interest-bearing accounts payable.

Note 4:  Subsequent Event
-------------------------
In July 1998, the Company entered into a $14 million unsecured revolving credit and term loan agreement with a new bank. Such agreement includes a $7.5 million revolving credit facility which expires in July 2002, with an option to increase the facility to $9.5 million at any time through July 2000. Borrowings under the facility bear interest at the bank's prime rate minus 2% or, at the Company's option, LIBOR plus 90 basis points (6.50% and 6.56%, respectively, at July 20, 1998). The agreement also provides for a $4.5 million five year term loan payable in equal monthly installments through July 2003, with interest at LIBOR plus 1%. The proceeds of the term loan were used to repay interest-bearing accounts payable to a related party.

The agreement contains restrictive covenants which, among other things, require the Company to maintain certain levels of earnings and ratios of debt service coverage and debt to tangible net worth.

                             MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations
Three Months Ended June 30, 1998 Compared with June 30, 1997
------------------------------------------------------------

Net sales for the quarter ended June 30, 1998 increased $2.4 million or 17% to $16.1 million compared with $13.7 million in the year ago period. The sales growth was experienced in the U.S. as domestic sales increased $2.6 million or 28% to $11.7 million principally as a result of system sales supplied under a contract with the U.S. Postal Service entered into in July 1997. International sales declined $196,000 or 4% to $4.4 million due to lower sales in Asia.

Gross profit margins for the third quarter of 1998 increased to 33.8% compared with 28.5% in the year ago period. The margin improvement was primarily the result of a better sales mix of higher margin products, lower procurement costs for certain video products and greater fixed cost absorption associated with the sales growth.

Operating expenses for the third quarter of 1998 were $3.6 million or 22.2% of net sales compared with $3.0 million or 22.2% of net sales in the year ago period. The increase was principally the result of higher selling expenses associated with the sales growth and profit related bonus accruals.

Operating income rose to $1.9 million for the third quarter of 1998 compared with $862,000 in the year ago period as a result of increased sales, higher gross margins and greater absorption of fixed operating expenses.

Interest expense decreased $79,000 to $230,000 for the third quarter of 1998 as $9.0 million of interest-bearing debt was repaid in May 1998 with the net proceeds from a public stock offering.

Income tax expense was $75,000 for the third quarter of 1998 compared with $16,000 in the year ago period. In both periods, the Company utilized net operating loss ("NOL") carryforwards to substantially offset federal and state taxable income. The nominal tax provision related primarily to foreign subsidiary income.

As a result of the foregoing, net income increased to $1.6 million for the third quarter of 1998 compared with net income of $543,000 for the year ago period.

                MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations
Nine Months Ended June 30, 1998 Compared with June 30, 1997
-----------------------------------------------------------

Net sales for the nine months ended June 30, 1998 increased $8.3 million or 22% to $45.7 million compared with $37.4 million in the year ago period. The sales growth was experienced principally in the U.S. as domestic sales increased $7.7 million or 33% to $31.2 million principally as a result of system sales supplied under a contract with the U.S. Postal Service entered into in July 1997 and sales from a new line of dome cameras introduced in February 1997. International sales increased $637,000 or 5% to $14.5 million. The increase was due to greater system sales and sales to a private label customer in Europe. International growth was limited as a result of lower sales in Asia. The backlog of unfilled orders was $11.4 million at June 30, 1998 compared with $4.4 million at June 30, 1997.

Gross profit margins for the first nine months of 1998 increased to 32.6% compared with 28.1% in the year ago period. The margin improvement was primarily the result of a better sales mix of higher margin products, lower procurement costs and greater fixed cost absorption associated with the sales growth.

Operating expenses for the first nine months of 1998 were $10.0 million or 21.9% of net sales compared with $8.5 million or 22.7% of net sales in the year ago period, exclusive of relocation expense. The increase was principally the result of higher selling expenses associated with the sales growth and profit related bonus accruals.

Operating income rose to $4.9 million for the first nine months of 1998 compared with $1.8 million in the year ago period as a result of increased sales, higher gross margins and greater absorption of fixed operating expenses.

Interest expense increased $90,000 to $924,000 principally as a result of higher borrowing levels during the first six months of 1998.

Income tax expense was $225,000 for the first nine months of 1998 compared with $71,000 in the year ago period. In both periods, the Company utilized NOL carryforwards to substantially offset federal and state taxable income. As of June 30, 1998, the remaining NOL was approximately $.5 million for federal income tax purposes. The nominal tax provision relates primarily to foreign subsidiary income.

As a result of the foregoing, net income increased to $3.7 million for the first nine months of 1998 compared with net income of $924,000 for the year ago period.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------
Net cash provided by operating activities was $3.0 million for the first nine months of 1998 due primarily to the $3.7 million net income reported for the period and an increase in accounts payable, offset in part by an increase in accounts receivable due to higher sales activity. Net cash used in investing activities was $4.0 million for the first nine months of 1998 as a result of the Company's purchase of its principal operating facility for $3.3 million and capital expenditures for tooling and office equipment. Net cash provided by financing activities was $3.9 million, which includes $10.8 million of net proceeds received from a public stock offering in May 1998 and $2.9 million of proceeds from mortgage loans used to finance the facility purchase. These inflows were partially offset by a $6.0 million reduction of borrowings under the U.S. Bank Credit Agreement and the repayment of a $1.8 million term loan and $1.8 million of interest-bearing accounts payable to a related party. As a result of the foregoing, the net increase in cash was $2.7 million for the first nine months of 1998 after the nominal effect of exchange rate changes on the cash position of the Company.

The Company maintains a bank overdraft facility of 600,000 Pounds Sterling (approximately $1,002,000) in the U.K. to support local working capital requirements of Vicon U.K. At June 30, 1998, there were no outstanding borrowings under this facility.

In July 1998, the Company entered into a $14 million unsecured revolving credit and term loan agreement with a new bank. Such agreement includes a $7.5 million revolving credit facility which expires in July 2002, with an option to increase the facility to $9.5 million at any time through July 2000. Borrowings under the facility bear interest at the bank's prime rate minus 2% or, at the Company's option, LIBOR plus 90 basis points (6.50% and 6.56%, respectively, at July 20, 1998). The agreement also provides for a $4.5 million five year term loan payable in equal monthly installments through July 2003, with interest at LIBOR plus 1%. The proceeds of the term loan were used to repay all interest-bearing accounts payable to a related party. The agreement contains restrictive covenants which, among other things, require the Company to maintain certain levels of earnings and ratios of debt service coverage and debt to tangible net worth.

The Company believes that cash flow from operations and funds available under its credit agreements will be sufficient to meet its anticipated operating, capital expenditures and debt service requirements for at least the next twelve months.

Year 2000
---------
The Company's software-based products have been tested for year 2000 compliance and the Company believes that such products are year 2000 compatible. With respect to its own computer operating systems, the Company is in the process of upgrading its principal operating computer software to the most recent available revisions sold by its software suppliers, which the suppliers have represented to be year 2000 compliant. The Company believes that such upgrades will identify and solve those year 2000 problems that could affect its operating software and can be accomplished before the year 2000 at a reasonable cost. It is possible that certain computer systems or software products of the Company's customers or suppliers may experience year 2000 problems and that such problems could adversely affect the Company. The Company is in the process of assessing the status of its principal suppliers' year 2000 readiness and their plans to address problems that their computer systems may face in correctly processing date information as the year 2000 approaches. However, since the ultimate success of the Company's customers and suppliers to become compliant is largely outside of the Company's control, no assurances can be made that the Company will be unaffected by the year 2000.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995
-----------------------------------------------------------------------------

Statements in this Report on Form 10-Q and other statements made by the Company or its representatives that are not strictly historical facts including, without limitation, statements included herein under the captions "Liquidity and Financial Condition" and "Year 2000" are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 that should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. The forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance and/or achievements of the Company to differ materially from any future results, performance or achievements, express or implied, by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, and that in light of the significant uncertainties inherent in forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company also assumes no obligation to update its forward-looking statements or to advise of changes in the assumptions and factors on which they are based.

                                           PART II

ITEM 1 - LEGAL PROCEEDINGS
------   -----------------
         The Company has no material outstanding litigation.


ITEM 2 - CHANGES IN SECURITIES
------   ---------------------
         None


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
------   -------------------------------
         None


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------
         None


ITEM 5 - OTHER INFORMATION
------   -----------------
         None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

EXHIBIT
NUMBERS      DESCRIPTION
-------      -----------
  10         Material Contracts

             (.1) Advice of borrowing terms between the Registrant and National Westminster Bank PLC dated March 27, 1998.

             (.2) Credit Agreement between the Registrant and KeyBank National Association dated July 20, 1998.



         No Form 8-K was required to be filed during the current quarter.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





August 13, 1998








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





August 13, 1998







                                           VICON INDUSTRIES, INC.
                                           VICON INDUSTRIES, INC.






Kenneth M. Darby                           Arthur D. Roche
Kenneth M. Darby                           Arthur D. Roche
President                                  Executive Vice President
Chief Executive Officer                    Chief Financial Officer