Form 10-K
period 1998-09-30
VICON INDUSTRIES INC /NY/
filed 1998-12-28
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended:
September 30, 1998                               Commission File No.  1-7939
----------------------------------------------                       -------


                           VICON INDUSTRIES, INC.
               (Exact name of registrant as specified in its charter)


      NEW YORK                                                 11-2160665
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          identification No.)

89 Arkay Drive, Hauppauge, New York                                   11788
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:            (516) 952-2288
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


The aggregate market value of Common Stock held by non-affiliates of the registrant as of December 15, 1998 was approximately $32,200,000.

The number of shares outstanding of the registrant's Common Stock as of December 15, 1998 was 4,483,193.

                                    PART I

ITEM 1 - BUSINESS

General

Vicon Industries, Inc. ("the Company"), incorporated in 1967, designs, manufactures, assembles and markets a wide range of closed circuit television ("CCTV") systems and system components used for security, surveillance, safety and control purposes by a broad group of end users. A CCTV system is a private video system that can transmit and receive video, audio and data signals in accordance with the operational needs of the user. The Company's primary focus is the design of software-based engineered CCTV systems and components that it sells worldwide, primarily to installing dealers, system integrators, government entities and distributors.

The Company operates within the electronic protection segment of the security industry, which includes fire and burglary alarm systems, access control, CCTV and article surveillance. The U.S. security industry consists of thousands of individuals and businesses (exclusive of public sector law enforcement) that provide products and services for the protection and monitoring of life, property and information. The security industry includes fire and burglary alarm systems, access control, CCTV, article surveillance, guard services and equipment, locks, safes, armored vehicles, security fencing, private investigations and others. The Company's products are typically utilized for visual crime deterrence, for visual documentation, for observation of inaccessible or hazardous areas, to enhance safety, to obtain cost savings (such as lower insurance premiums), to manage control systems and to improve the efficiency and effectiveness of personnel. The Company's products are used in office buildings, manufacturing plants, apartment complexes, large retail stores, government facilities, transportation operations, prisons, casino gaming facilities, sports arenas, health care facilities and financial institutions.

Products

The Company's product line consists of approximately 600 products, of which about a third represent model variations. The Company's product line consists of various elements of a video system, including video cameras, display units (monitors), video recorders, switching equipment for video distribution, digital video and signal processing units (which perform character generation, video encoding, multi screen display, video insertion, intrusion detection, source identification and alarm processing), motorized zoom lenses, remote camera positioning units, manual and computer based system controls, environmental camera enclosures and consoles for system assembly. The Company provides a full line of products due to the many varied climatic and operational environments under which the products are expected to perform. In addition to selling from a standard catalog line, the Company at times produces to specification or will modify an existing product to meet a customer's requirements. The Company's products range in price from $10 for a simple camera mounting bracket to approximately one hundred thousand dollars (depending upon configuration) for a large digital control and video switching system.

Marketing

The Company's marketing emphasizes engineered CCTV systems solutions which incorporate system design, project management and technical training and support. The Company markets its products through industry trade shows worldwide, product brochures and catalogues, direct mailings to existing and prospective customers, product videos, in-house training seminars for customers and end users, road shows which preview new systems and system components, and advertising through trade and end user magazines and the Company's internet web site. The Company's products are sold principally to approximately 2,000 independent dealers, system integrators and distributors. Sales are made principally by field sales engineers, independent sales representatives and customer service representatives. The Company's sales effort is supported by in-house customer service and technical support groups which provide product information, application engineering, system design, project management and hardware and software technical support.

The Company's products are employed in video system installations by: (1) commercial and industrial users, such as office buildings, manufacturing plants, warehouses, apartment complexes, shopping malls and retail stores; (2) federal, state, and local governments for national security purposes, municipal facilities, prisons, and military installations; (3) financial institutions, such as banks, clearing houses, brokerage firms and depositories, for security purposes; (4) transportation departments for highway traffic control, bridge and tunnel monitoring, and airport, subway, bus and seaport surveillance; (5) gaming casinos, where video surveillance is often mandated by local regulation; and (6) health care facilities, such as hospitals, particularly psychiatric wards and intensive care units. In fiscal 1998, indirect sales to the United States Postal Service under a national supply contract approximated $12.0 million.

The Company's principal sales offices are located in Hauppauge, New York; Atlanta, Georgia; Fareham, England; New Territories, Hong Kong; and Shanghai, China.

International Sales

The Company sells its products in Europe through its United Kingdom (U.K.) subsidiary; in China through its Hong Kong subsidiary and elsewhere outside the U.S. by direct export. Sales are made to installing dealers or independent distributors which, outside of Europe and China, typically assume the responsibility for warranty repair as well as sales and marketing costs to promote the Company's product line. The Company has territorial exclusivity agreements with customers in Japan but uses a wide range of installation companies and distributors in other international markets. In Australia, Japan, Norway and South Korea, the Company permits independent sales representatives to use the Company's name for marketing purposes. In 1998, the Company acquired a majority (60%) interest in an independent sales company in China, which commenced operations in July 1997.

In fiscal 1998, the operating profits and identifiable assets of the Company's foreign subsidiaries amounted to approximately $589,000 and $6.5 million, respectively. For more information regarding foreign operations, see Note 7 of Notes to Consolidated Financial Statements included elsewhere herein. Direct export sales and sales from the Company's foreign subsidiaries amounted to $19.0 million, $18.7 million and $16.2 million or 30%, 36% and 38% of consolidated net sales in fiscal years 1998, 1997, and 1996, respectively. Export sales are made through a wholly owned subsidiary, Vicon Industries Foreign Sales Corporation, a tax advantaged foreign sales corporation. The Company's principal foreign markets are Europe and the Pacific Rim, which together accounted for approximately 82 percent of international sales in fiscal 1998. Since December 1997, the Company has experienced a decrease in demand for its products in certain Asian countries, due principally to the deterioration of local economies. Additional information is contained in the discussion of foreign currency activity included in Item 7.

Competition

The Company operates in a highly competitive marketplace both domestically and internationally. The Company competes by providing engineered systems and system components that incorporate broad capability together with high levels of customer service and technical support. Generally, the Company does not compete based on price alone.

      The Company's principal engineered CCTV systems competitors include the following companies or their affiliates: Checkpoint Systems, Inc., Matsushita (Panasonic), Pelco Sales Company, Philips Communications and Security Systems, Inc. (formerly Burle Industries, Inc.), Sensormatic Electronics Corporation, and Ultrak, Inc. Many additional companies, both domestic and international, produce products that compete against one or more of the Company's product lines. In addition, some consumer video electronic companies or their affiliates, including Matsushita (Panasonic), Mitsubishi Electric Corporation, Sanyo Electric Co., Ltd. and Sony Corporation, compete with the Company for the sale of video products and systems. Most of the Company's competitors are larger companies whose financial resources and scope of operations are substantially greater than the Company's.

Research and Development

The Company's research and development ("R&D") is focused on new and improved CCTV systems and system components. In recent years, a trend of product development and demand within the CCTV industry has been toward the application of digital technology, specifically toward the compression, storage and display of digitized video signals. As the demands of the Company's target market segment requires the Company to keep pace with changes in technology, the Company intends to focus its R&D effort in these developing areas. R&D projects are chosen and prioritized based on direct customer feedback, the Company's analysis as to the needs of the marketplace and technological advances and marketing research.

The Company employs a total of 23 engineers in the following areas: seven in software development, nine in mechanical design, and seven in electrical and circuit design. R&D expenditures have averaged approximately 4% of net sales for each of the past three years.

Source and Availability of Raw Materials

The Company is substantially dependent upon outside manufacturers and suppliers to manufacture and assemble its products and will continue to be dependent on such entities in the future. In 1998, approximately 23% of the Company's purchases of components and finished products were from Chun Shin Electronics, Inc. ("CSE"), a 50% owned South Korean joint venture company (see Item 13). Additionally, in 1998, the Company purchased approximately 15% of its components and finished products from Chugai Boyeki Company, Ltd., a supplier and sourcing agent for the Company (see Item 13). The Company's relationships with outside manufacturers, assemblers and suppliers are not covered by formal contractual agreements. The Company is presently in negotiations with a related party to acquire its 50% interest in CSE (see Item 13).

Raw materials and components purchased by the Company and its suppliers are generally readily available in the market, subject to market lead times at the time of order. The Company is not dependent upon any single source for a significant amount of its raw materials and components.

Intellectual Property

The Company owns a limited number of design and utility patents expiring at various times. The Company has certain trademarks registered and several other trademark applications pending both in the United States and in Europe. Many of the Company's products employ proprietary software which is protected by copyright. However, the laws of certain foreign countries do not protect intellectual property rights to the same extent or in the same manner as the laws of the U.S. The Company has no licenses, franchises or concessions with respect to any of its products or business dealings. The Company does not deem its lack of patents, licenses, franchises and concessions, to be of substantial significance or to have a material effect on its business. The Company does, however, consider its proprietary software to be unique and valuable and is a principal element in the differentiation of the Company's products from its competition.

Inventories

The Company carries substantial finished goods inventory levels to respond to unanticipated customer demand, since most sales are to installing dealers and contractors who normally do not carry large inventory stocks. The Company principally builds inventory to known and anticipated customer demand. In addition to normal safety stock levels, certain additional inventory levels are maintained for products with long purchase and manufacturing lead times. The Company has also increased its raw material and work-in-process inventory as it has shifted certain of its production from contract manufacturers to labor subcontractors. The Company believes that it is important to carry adequate inventory levels of parts, components and products to avoid production and delivery delays that detract from its sales effort.

Backlog

The backlog of orders believed to be firm as of September 30, 1998 and 1997 was approximately $12.4 million and $7.0 million, respectively. Orders are generally cancelable without penalty at the option of the customer. The Company prefers that its backlog of orders not exceed its ability to fulfill such orders on a timely basis, since experience shows that long delivery schedules only encourage the Company's customers to look elsewhere for product availability.

Employees

At September 30, 1998, the Company employed 217 full-time employees, of whom five are officers, 44 administrative personnel, 101 employed in sales capacities, 33 in engineering, and 34 production employees. At September 30, 1997, the Company employed 187 persons. There are no collective bargaining agreements with any of the Company's employees and the Company considers its relations with its employees to be good.

ITEM 2 - PROPERTIES

The Company owns and operates a 56,000 square-foot facility located on approximately five acres at 89 Arkay Drive, Hauppauge, New York to which it relocated its principal offices in April 1997. The Company purchased the property in January 1998. The Company also operates, under short-term leases, an 8,500 square foot warehouse in Hauppauge, and a sales office in Atlanta, Georgia. The Company owns and operates a 14,000 square-foot sales, service and warehouse facility in southern England which services the U.K. and Europe. The Company also leases sales, service and warehouse facilities in Hong Kong and Shanghai, China. Due to recent growth in operations, the Company is planning to expand its principal operating facility to approximately 79,000 square feet. Construction of the addition is expected to commence in the Spring of 1999.

ITEM 3 - LEGAL PROCEEDINGS

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                   PART II


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

The Company's stock is traded on the American Stock Exchange (AMEX) under the symbol (VII). The following table sets forth for the periods indicated, the range of high and low prices for the Company's Common Stock on AMEX:

          Quarter
           Ended            High        Low

          Fiscal 1998
          December          8-11/16     5-9/16
          March             13-15/16    6-3/16
          June              12-1/8      6-3/16
          September         9-1/4       6

          Fiscal 1997
          December          2-3/4       1-3/4
          March             3-7/16      1-15/16
          June              4-1/4       3
          September         8-11/16     4



The last sale price of the Company's Common Stock on December 15, 1998 as reported on AMEX was $7-3/16 per share. As of December 15, 1998, there were approximately 307 shareholders of record.

The Company has never declared or paid cash dividends on its Common Stock and anticipates that any earnings in the foreseeable future will be retained to finance the growth and development of its business. In addition, the Company's bank credit agreements prohibit the payment of cash dividends on its Common Stock.

ITEM 6 - SELECTED FINANCIAL DATA




FISCAL YEAR                1998        1997        1996      1995       1994
                           ----        ----        ----      ----       ----

                                 (in thousands, except per share data)

Net sales                $63,310     $51,519     $43,191   $43,847    $47,714
Gross profit              20,832      14,475      10,957     9,546     10,714
Income (loss) before
  income taxes             5,810       1,647         385    (1,267)        74
Net income (loss)          5,810       1,565         300    (1,347)        45
Earnings (loss) per share:
  Basic                     1.61         .56         .11      (.49)       .02
  Diluted                   1.50         .52         .11      (.49)       .02
Total assets              44,386      31,200      28,085    26,423     28,857
Long-term debt             7,002       8,344       6,429     5,339      6,059
Working capital           27,642      15,351      12,064    10,721     13,359
Property, plant and
  equipment (net)          7,137       3,492       3,034     3,262      3,180

Cash dividends               -            -         -          -          -

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal Year 1998 Compared with 1997

Net sales for 1998 increased $11.8 million or 23% to $63.3 million compared with $51.5 million in 1997. The sales growth was experienced principally in the U.S. as domestic sales increased $11.5 million or 35% to $44.3 million principally as a result of system sales supplied under a contract with the U.S. Postal Service entered into in July 1997 and sales from a new line of dome cameras introduced in February 1997. International sales increased 2% to $19.0 million. International growth was limited as a result of lower sales in Asia offset by higher sales in Europe, including sales to a private label reseller. The backlog of unfilled orders was $12.4 million at September 30, 1998 compared with $7.0 million at September 30, 1997.

Gross profit margins for 1998 increased to 32.9% compared with 28.1% in 1997. The margin improvement was primarily the result of a favorable sales mix of higher margin products, lower procurement costs and greater fixed cost absorption associated with the sales growth.

Operating expenses for 1998 were $14.0 million or 22.1% of net sales compared with $11.7 million or 22.8% of net sales in 1997. The increase in operating expenses was principally the result of higher selling expenses associated with the sales growth and profit related bonus expense.

Operating income rose to $6.9 million for 1998 compared with $2.8 million for 1997 as a result of increased sales, higher gross margins and greater absorption of fixed operating expenses.

Interest expense decreased slightly to $1.1 million in 1998. Such decrease occurred subsequent to the public offering as $9.3 million of interest bearing debt was repaid.

There was no income tax expense for 1998 due to the full utilization of a U.S. net operating loss carryforward (NOL) and the reinstatement of previously reserved deferred income tax assets. Beginning with the first quarter of 1999, the Company will incur income taxes at a normal effective rate. In 1997, income tax expense was $82,000 relating primarily to foreign subsidiary income.

As a result of the foregoing, net income increased to $5.8 million for 1998 compared with net income of $1.6 million for 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND FINANCIAL CONDITION

Net cash provided by operating activities was $3.3 million for 1998 due primarily to the $5.8 million net income reported for the year, offset in part by an increase in accounts receivable due to higher sales activity. Net cash used in investing activities was $4.4 million for 1998 as a result of the Company's purchase of its principal operating facility for $3.3 million and capital expenditures for tooling and office equipment. Net cash provided by financing activities was $5.6 million, which includes $10.8 million of net proceeds received from a public stock offering in May 1998, $2.9 million of proceeds from mortgage loans used to finance the facility purchase and $4.5 million of proceeds received under the July 1998 term loan agreement. These inflows were partially offset by a $6.0 million reduction of borrowings under the U.S. Bank Credit Agreement and the repayment of a $1.8 million term loan and $5.0 million of interest-bearing accounts payable to a related party. As a result of the foregoing, the net increase in cash was $4.6 million for 1998 after the nominal effect of exchange rate changes on the cash position of the Company.

The Company maintains a bank overdraft facility of 600,000 Pounds Sterling (approximately $1,020,000) in the U.K. to support local working capital requirements of Vicon U.K. At September 30, 1998, borrowings under this facility amounted to approximately $634,000.

In July 1998, the Company entered into a $14 million unsecured revolving credit and term loan agreement with a new bank. Such agreement includes a $7.5 million revolving credit facility which expires in July 2002, with an option to increase the facility to $9.5 million at any time through July 2000. Borrowings under the facility bear interest at the bank's prime rate minus 2% or, at the Company's option, LIBOR plus 90 basis points (6.25% and 6.275%, respectively, at September 30, 1998). At September 30, 1998, there were no revolving credit borrowings outstanding under this agreement. The agreement also provides for a $4.5 million five-year term loan payable in equal monthly installments through July 2003 with interest at 6.74%. The proceeds of the term loan were used to repay all remaining interest-bearing accounts payable to a related party. The agreement contains restrictive covenants which, among other things, require the Company to maintain certain levels of earnings and ratios of debt service coverage and debt to tangible net worth.

The Company believes that cash flow from operations and funds available under its credit agreements will be sufficient to meet its anticipated operating, capital expenditures and debt service requirements for at least the next twelve months.

Year 2000

The Company's software-based products have been tested for year 2000 compliance and the Company believes that such products are year 2000 compatible. With respect to its own computer operating systems, the Company is in the process of upgrading its principal operating computer software to the most recent available revisions sold by its software suppliers, which the suppliers have represented to be year 2000 compliant. The Company believes that such upgrades will identify and solve those year 2000 problems that could affect its operating software and can be accomplished before the year 2000. The costs for such upgrades are not expected to be material. It is possible that certain computer systems or software products of the Company's customers or suppliers may experience year 2000 problems and that such problems could adversely affect the Company. The Company is in the process of assessing the status of its principal suppliers' year 2000 readiness and their plans to address problems that their computer systems may face in correctly processing date information as the year 2000 approaches. However, since the ultimate success of the Company's customers and suppliers to become compliant is largely outside of the Company's control, no assurances can be made that the Company will be unaffected by the year 2000.

Should the Company's suppliers fail to achieve year 2000 compliance, the supply of product to the Company may be interrupted resulting in possible lost revenue to the Company due to its inability to supply finished product to its customers. If such interruptions are prolonged, it could have a material adverse effect on the Company. The Company intends to consider contingency plans to address the risk its principal suppliers will not be year 2000 compliant during fiscal 1999.

New Accounting Standards Not Yet Adopted

      In June 1997, the Financial Accounting Standards Board (FASB) issued two new disclosure standards. Management believes that the results of operations and financial position of the Company will be unaffected by implementation of these new standards.

      Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

      SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity." This statement establishes comprehensive accounting and reporting standards for derivative instruments and hedging activities and will be adopted by the Company in the first quarter of fiscal 2000. Implementation of this statement is not expected to affect the Company's financial position or results of operations.

Foreign Currency Activity

The Company's foreign exchange exposure is principally limited to the relationship of the U.S. Dollar to the Japanese Yen and the British Pound Sterling.

Japanese sourced products denominated in Japanese yen accounted for approximately 11% and 7% of product purchases in fiscal 1998 and 1997, respectively. Although the U.S. Dollar strengthened against the Japanese Yen during 1998, in past years the U.S. Dollar had weakened dramatically in relation to the yen, resulting in increased costs for such products. When market conditions permit, cost increases due to currency fluctuations are passed on to customers through price increases. The Company also attempts to reduce the impact of an unfavorable exchange rate condition through cost reductions from its suppliers, lowering production cost through product redesign, and shifting product sourcing to suppliers transacting in more stable and favorable currencies. The Company's purchases from Japan are denominated in Japanese yen. Depending on market conditions, the Company will enter into foreign exchange contracts to hedge the currency risk on these product purchases.

Sales by the Company's U.K. subsidiary to customers in Europe are made in Pounds Sterling. In fiscal 1998, approximately $3.5 million of products were sold by the Company to its U.K. subsidiary for resale. The U.S. Dollar was relatively stable against the Pound Sterling in 1998. In the years when the pound weakened significantly against the U.S. Dollar, the cost of U.S. sourced product sold by the Company's U.K. subsidiary increased. When market conditions permitted, such cost increases were passed on to the customer through price increases. The Company attempts to control its currency exposure on intercompany sales through the purchase of forward exchange contracts.

In general, the Company attempts to increase prices and seek lower costs from suppliers to mitigate exchange rate exposures, however, there can be no assurance that such steps will be effective in limiting foreign currency exposure.

Inflation

The impact of inflation on the Company has lessened in recent years as the rate of inflation remains low. However, inflation continues to increase costs to the Company. As operating expenses and production costs increase, the Company seeks price increases to its customers to the extent permitted by market conditions.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
 1995.

Statements in this Report on Form 10-K and other statements made by the Company or its representatives that are not strictly historical facts including, without limitation, statements included herein under the captions "Liquidity and Financial Condition" and "Year 2000" are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 that should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. The forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance and/or achievements of the Company to differ materially from any future results, performance or achievements, express or implied, by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, and that in light of the significant uncertainties inherent in forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company also assumes no obligation to update its forward-looking statements or to advise of changes in the assumptions and factors on which they are based.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 14, for an index to consolidated financial statements and financial statement schedules.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                   PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND OFFICERS OF THE REGISTRANT

The Directors, Executive Officers and Officers of the Company are as follows:

          Name              Age       Position
     Donald N. Horn          69       Chairman of the Board
     Kenneth M. Darby        52       President, Chief Executive Officer
                                        and Director
     Arthur D. Roche         60       Executive Vice President, Chief
                                        Financial Officer, Secretary, Member
                                        of the Office of the President and
                                        Director
     John M. Badke           39       Vice President, Finance
     John L. Eckman          49       Vice President, U.S. Sales
     Peter A. Horn           43       Vice President, Compliance and Quality
                                        Assurance
     Yacov A. Pshtissky      47       Vice President, Technology and Development
     Peter F. Barry          70       Director
     Chu S. Chun             63       Director
     Milton F. Gidge         69       Director
     Peter F. Neumann        64       Director
     W. Gregory Robertson    54       Director
     Kazuyoshi Sudo          56       Director


The business experience, principal occupations and employment, as well as period of service, of each of the directors, executive officers and officers of the Company during at least the last five years are set forth below.

Donald N. Horn, Chairman of the Board. Mr. Horn was the founder of the Company in 1967 and has served as its Chairman of the Board since that time. He also served as Chief Executive Officer from 1967 until April 1992 and as President until September 1991. Mr. Horn will retire from the Board in April 1999 at the end of his current term.

Kenneth M. Darby, President, Chief Executive Officer and Director. Mr. Darby has served as Chief Executive Officer since April 1992 and as President since October 1991. He has served as a director since 1987. Mr. Darby also served as Chief Operating Officer and as Executive Vice President, Vice President, Finance and Treasurer of the Company. He joined the Company in 1978 as Controller after more than nine years at Peat Marwick Mitchell & Co., a public accounting firm. Mr. Darby's current term on the Board ends in April 2000.

Arthur D. Roche, Executive Vice President, Chief Financial Officer, Secretary, Member of the Office of the President and Director. Mr. Roche has been Executive Vice President and co-participant in the Office of the President of the Company since August 1993. For the six months earlier, Mr. Roche provided consulting services to the Company. In October 1991, Mr. Roche retired as a partner of Arthur Andersen & Co., an international accounting firm which he joined in 1960. Mr. Roche has served as a director since 1992. His current term on the Board ends in April 1999.

John M. Badke, Vice President, Finance. Mr. Badke was promoted to Vice President, Finance in October 1998. Previously, he served as Controller since joining the Company in 1992. Prior to joining the Company, Mr. Badke was Controller for NEK Cable, Inc. and an audit manager with the international accounting firms of Arthur Andersen & Co. and Peat Marwick Main & Co.

John L. Eckman, Vice President, U.S. Sales. Mr. Eckman has been Vice President, U.S. Sales of the Company since July 1996. He joined the Company in August 1995 as Eastern Regional Manager. Prior to joining the Company, he was Director of Field Operations for Cardkey Systems, Inc., an access control security products manufacturer, with which he was employed for 12 years.

Peter A. Horn, Vice President, Compliance and Quality Assurance. Mr. Horn has been Vice President, Compliance and Quality Assurance of the Company since 1995. He joined the Company in January 1974 and has been employed in various technical capacities. From 1994 to 1995, Mr. Horn served as Vice President, Product Management. From September 1993 to 1994, he was Vice President, Marketing. From May 1990 through August 1993, Mr. Horn served as Vice President, New Products and Technical Support Services. Prior to that time, Mr. Horn was Vice President, Engineering.

Yacov A. Pshtissky, Vice President, Technology and Development. Mr. Pshtissky has been Vice President, Technology and Development since May 1990. Mr. Pshtissky was Director of Electrical Product Development from March 1988 through April 1990. Prior to that time he was an Electrical Design Engineer.

Peter F. Barry, Director. Mr. Barry has been a director of the Company since 1984. From August 1988 to March 1991, he served as Senior Vice President of the Washington, D.C. operations of Grumman Corp, an aerospace manufacturer. Prior to such time, he served as President of Hartman Systems, Inc., a manufacturer of electronic controls and display devices for military applications. Mr. Barry currently acts as a consultant to private industry on government relations. Mr. Barry will retire from the Board in April 1999 at the end of his current term.

Chu S. Chun, Director. Mr. Chun has been a director of the Company since April 1998. He has been the President of CSI, Chairman of the Board and Chief Executive Officer of International Industries, Inc. ("I.I.I.") and President of Chun Shin Electronics, Inc. since at least 1988 (see Item 13). Mr. Chun's current term on the Board ends in April 2001.

Milton F. Gidge, Director. Mr. Gidge has been a director of the Company since 1987. He is a retired director and executive officer of Lincoln Savings Bank for which he served from 1976 to 1994 as Chairman, Credit Policy. He has also been a director since 1980 of Interboro Mutual Indemnity Insurance Co., a general insurance mutual company, and a director of Intervest Bancshares Corporation of New York, a mortgage banking holding company, and another affiliated company of Intervest since 1988. His current term on the Board ends in April 2001.

Peter F. Neumann, Director. Mr. Neumann has been a director of the Company since 1987. He is the retired President of Flynn-Neumann Agency, Inc., an insurance brokerage firm. Since 1978, Mr. Neumann has been serving as a director of Reliance Federal Savings Bank. Mr. Neumann's current term on the Board ends in April 2000.

W. Gregory Robertson, Director. Mr. Robertson has been a director of the Company since 1991. He is President of TM Capital Corporation, a financial services company which he founded in 1989. From 1985 to 1989, he was employed by Thomas McKinnon Securities, Inc. as head of investment banking and public finance. Mr. Robertson's current term on the Board ends in April 2001.

Kazuyoshi Sudo, Director. Mr. Sudo has been a director of the Company since 1987. Mr. Sudo is Chief Executive Officer of Chugai Boyeki (America) Corp., a distributor of electronic, chemical and optical products. From 1981 to 1996, he was Treasurer of such company. He has also been a director of Chugai Boyeki Company, Ltd. since 1997. Mr. Sudo's current term on the Board ends in April 2000.

Except for the relationship between Peter A. Horn, an officer of the Company, and Donald N. Horn, Chairman of the Board, there are no family relationships between any director, executive officer, officer or person nominated or chosen by the Company to become a director or officer. Peter A. Horn is the son of Donald N. Horn.




Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended September 30, 1998 and certain written representations, no person, who, at any time during the year ended September 30, 1998 was a director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the year ended September 30, 1998.

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during 1998, 1997 and 1996 by the Chief Executive Officer and the Company's most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during any such year.


                                                                              Long-Term Compensation
                               Annual Compensation                            Restricted  Securities
Name and                                                        All Other     Stock      Underlying
Principal Position           Year    Salary ($)   Bonus ($)    Compensation   Award      Options (#)
-----------------------      ----    ---------   ----------    ------------  --------     -----------

Kenneth M. Darby             1998     $225,000   $297,525 (1)  $  3,000 (3)  $344,640 (4)      -
Chief Executive Officer      1997      225,000     84,017 (1)     3,000 (3)      -           58,000
                             1996      195,000     31,750 (2)     3,000 (3)      -           95,000

Arthur D. Roche              1998      170,000    160,206 (1)       -            -             -
Executive Vice President     1997      170,000     45,240 (1)       -            -           35,000
                             1996      150,000     15,875 (2)       -            -           25,000


(1) Represents cash bonus equal to 4.55% and 2.45% of the sum of consolidated pre-tax income and provision for officers' bonuses for Mr. Darby and Mr.Roche, respectively, which bonus formula was adopted for years
      1998 and 1997 by the Board of Directors upon the recommendation of its Compensation Committee.

(2) Represents bonus in the form of 16,933 and 8,467 shares of Common Stock issued from Treasury to Mr. Darby and Mr. Roche, respectively.

(3)   Represents life insurance policy payment.

(4) Represents deferred compensation benefit of 45,952 shares of Common Stock held by the Company in Treasury which vests upon Mr. Darby's retirement. The value of such stock is based on the fair market value on the date of grant.

Stock Options

There were no option grants during fiscal year 1998.



               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION VALUES


                                                   At September 30, 1998
                                                 Number of
                    Number of                    Securities     Value of
                     Shares                      Underlying   Unexercisable
                    Acquired       Value        Unexercisable In-the-Money
     Name          On Exercise  Realized (1)     Options (2)   Options (3)
Kenneth M. Darby      55,400       $257,725         23,200        $102,800

Arthur D. Roche       20,500       $ 93,688         14,000        $ 62,500




(1) Calculated based on the difference between the closing quoted market prices per share at the dates of exercise and the exercise prices.

(2) No options were exercisable by the above named officers at September 30, 1998.

(3) Calculated based on the difference between the closing quoted market price ($7.125) and the exercise price.

Employment Agreements

      Mr. Darby and Mr. Roche have each entered into employment agreements with the Company that provide for annual salaries of $275,000 and $180,000, respectively, through 2003 and 1999, respectively. Each of these agreements provides for payment in an amount up to three times their average annual compensation for the previous five years if there is a change in control of the Company without Board of Director approval (as defined in the agreements). In addition, Messrs. Darby and Roche are eligible to receive cash bonuses based on performance of the Company. In 1999, their bonus arrangements provide for cash bonuses equal to 3.25% and 1.75%, respectively, of the sum of consolidated pre-tax income and provision for officers' bonuses, which bonus formula was adopted by the Board of Directors upon the recommendation of its Compensation Committee. Mr. Darby's agreement also provides for an additional deferred compensation benefit of 16,565 shares of Common Stock held by the Company in treasury. Such benefit vests upon his retirement, or earlier under certain conditions. The market value of such benefit approximated $112,000 at the date of grant.

Donald N. Horn, a director, and Arthur V. Wallace, a retired director, each have deferred compensation agreements with the Company which provide that upon reaching retirement age total payments of $917,000 and $631,000, respectively, will be made in monthly installments over a 10-year period. The full deferred compensation payment is subject to such individuals' adherence to certain noncompete covenants. Mr. Wallace began receiving payments under the agreement in October 1990 and Mr. Horn began receiving payments under the agreement in January 1994.

Directors' Compensation and Term

Since January 1, 1997, the directors and the Chairman of the Board have been compensated at annual rates of $6,000 and $10,000, respectively, while committee fees have been $500 per meeting attended in person. Employee directors are not compensated for Board or committee meetings. Directors may not stand for reelection after age 70.

Immediately prior to the annual meeting of shareholders to be held on April 22, 1999, Mr. Donald Horn, founder and Chairman of the Board since the Company's inception and Mr. Peter Barry, a member of the Board since 1984, will retire from the Board upon reaching the mandatory retirement age. Management intends to propose to the Board of Directors that the number of directors be reduced from nine to seven effective as of such annual meeting. Management also intends to propose to the Board of Directors, and to the shareholders at such meeting, that the certificate of incorporation be amended to provide that the directors be divided into two classes instead of three classes, and that their respective terms expire after two years, instead of after three years.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors consists of Messrs. Neumann, Gidge and Robertson, none of whom has ever been an officer of the Company.

                     Board Compensation Committee Report

The Compensation Committee's compensation policies applicable to the Company's officers for 1998 were to pay a competitive market price for the services of such officers, taking into account the overall performance and financial capabilities of the Company and the officer's individual level of performance.

Mr. Darby makes recommendations to the Compensation Committee as to the base salary and incentive compensation of all officers other than himself. The Committee reviews these recommendations with Mr. Darby and, after such review, determines compensation. In the case of Mr. Darby, the Compensation Committee makes its determination after direct negotiation with him. For each officer, the committee's determinations are based on its conclusions concerning each officer's performance and comparable compensation levels in the CCTV industry and the Long Island area for similarly situated officers at comparable companies. The overall level of performance of the Company is taken into account but is not specifically related to the base salary of these officers. Also, the Company has established an incentive compensation plan for all of the officers, which provides a specified bonus to each officer upon the Company's achievement of certain annual profitability targets.

The Compensation Committee grants options to officers to link compensation to the performance of the Company. Options are exercisable in the future at the fair market value at the time of grant, so that an officer granted an option is rewarded by the increase in the price of the Company's stock. The committee grants options to officers based on significant contributions of such officer to the performance of the Company. In addition, in determining Mr. Darby's salary for service as Chief Executive Officer, the committee considered the responsibility assumed by him in formulating and implementing a management and long-term strategic plan.

This graph compares the return of $100 invested in the Company's stock on October 1, 1993, with the return on the same investment in the AMEX Market Value Index.












(The following table was represented by a chart in the printed material)




                       Vicon                AMEX Market
Date               Industries, Inc.         Value Index

10/01/93                100                    100
10/01/94                104                    100
10/01/95                107                    118
10/01/96                143                    124
10/01/97                479                    152
10/01/98                407                    135

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following sets forth information as to each person, known to the Company to be a "beneficial owner" (as defined in regulations of the Securities and Exchange Commission) of more than five percent of the Company's Common Stock outstanding as of December 15, 1998 and the shares beneficially owned by the Company's Directors and by all Executive Officers, Officers and Directors as a group.

   Name and Address                   Amount of
   of Beneficial Owner                Beneficial Ownership (1)      % of Class
   -------------------                ------------------------      ----------
   Chugai Boyeki Company, Ltd.
   and affiliates
   2-15-13 Tsukishima
   Chuo-ku
   Tokyo, Japan 104                        548,715                     11.5%
******************************************************************************
   C/O Vicon Industries, Inc.

   Kenneth M. Darby                        250,722 (2)                  5.3%

   Chu S. Chun                             204,507 (3)                  4.3%

   Arthur D. Roche                         149,967 (4)                  3.1%

   Donald N. Horn                           88,328                      1.9%

   Kazuyoshi Sudo                           21,125 (5)                    *

   W. Gregory Robertson                     19,025 (5)                    *

   Milton F. Gidge                          17,125 (6)                    *

   Peter F. Neumann                         15,125 (5)                    *

   Peter F. Barry                           12,725 (5)                    *

 Total all Executive Officers, Officers
   and Directors as a group (13 persons)   892,399 (7)                 18.7%

 * Less than 1%.

(1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power over the shares of stock owned.
(2)   Includes  currently  exercisable  options to purchase 15,200 shares.
(3) Mr.Chun has voting and dispositive power over 204,507 shares but disclaims beneficial ownership as to all but 48,400 shares. 100,707 shares are owned by the International Industries, Inc. Profit Sharing Plan and 55,400 shares are owned by immediate family members.
(4)   Includes currently exercisable options to purchase 10,000 shares.
(5)   Includes currently exercisable options to purchase 12,125 shares.
(6)   Includes currently exercisable options to purchase 15,125 shares.
(7)   Includes currently exercisable options to purchase 201,825 shares.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company and Chugai Boyeki Company, Ltd. (Chugai), a Japanese corporation which beneficially owns 11.5% of the outstanding shares of the Company, have been conducting business with each other for approximately nineteen years. During this period, Chugai has served as a lender, a product supplier and sourcing agent, and a private label reseller of the Company's products. Historically, Chugai has provided a significant amount of funding to the Company in the form of extended accounts payable related to product purchases. In 1998, the Company incurred approximately $427,000 in interest expense on amounts it owed to Chugai with respect to extended accounts payable. In the second half of 1998, all extended accounts payable were repaid with proceeds from the May 1998 public offering and July 1998 bank term loan agreement. Chugai also acts as the Company's sourcing agent for the purchase of certain video products. In 1998, the Company purchased approximately $5.3 million of video products from or through Chugai. Chugai has the exclusive right to sell Vicon brand products in Japan and competes with the Company in various markets, principally in the sale of video products and systems. Additionally, the Company sells certain finished products to Chugai under private label for resale in Europe and Russia. Sales of all products to Chugai were $4.1 million in 1998. Kazuyoshi Sudo, a director of the Company and of Chugai, is Chief Executive Officer of Chugai Boyeki (America) Corp., a U.S. subsidiary of Chugai.

Mr. Chu S. Chun, a director who has beneficial voting control over 4.3% of the Common Stock of the Company, also owns Chun Shin Industries, Inc. (CSI). CSI is the Company's 50% partner in Chun Shin Electronics, Inc., (CSE), a joint venture company that manufactures and assembles certain Vicon products in South Korea. Mr. Chun is the President and has operating control of CSE. In 1998, CSE sold approximately $8.0 million of products to the Company through International Industries, Inc. (I.I.I.), a U.S.-based company controlled by Mr. Chun. I.I.I. arranges the importation of, and provides short-term financing on, all the Company's product purchases from CSE. CSE also sold approximately $748,000 of products to CSI, which resells the Company's products in South Korea. In addition, I.I.I. purchased approximately $344,000 of products directly from the Company during 1998 for resale to CSI. Although the Company believes its relationships with CSE, CSI and I.I.I. have been beneficial to the Company on an overall basis, the terms provided to the Company by I.I.I. for importation financing may be less favorable than those the Company may be able to obtain from unaffiliated third parties.

The Company has had discussions with Mr. Chun regarding the acquisition of CSI and its 50% holding in CSE. In addition, CSI owns and operates a sales company that sells various security products, including the Company's products, principally within the South Korean market. The Company and Mr. Chun have not agreed upon the terms of such an acquisition.

                                   PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements

         Included in Part IV, Item 14:

         Independent Auditors' Report

         Financial Statements:

            Consolidated Statements of Operations, fiscal years ended September 30, 1998, 1997, and 1996

            Consolidated Balance Sheets at September 30, 1998 and 1997

            Consolidated Statements of Shareholders' Equity, fiscal years ended September 30, 1998, 1997, and 1996

            Consolidated Statements of Cash Flows, fiscal years ended September 30, 1998, 1997, and 1996

            Notes to Consolidated Financial Statements, fiscal years ended September 30, 1998, 1997, and 1996

(a) (2)  Financial Statement Schedule

         Included in Part IV, Item 14:

         Schedule I - Valuation and Qualifying Accounts for the years ended September 30, 1998, 1997, and 1996

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


            (.1) Credit and Security Agreement       Incorporated by reference
                 between the Registrant and IBJ      to the March 31, 1997
                 Schroder Bank and Trust Company,    filing on Form 10-Q
                 Second  Amendment  dated
                 February 5, 1997.

            (.2) Promissory Note dated               Incorporated by reference
                 October 5, 1993 between             to the 1997 Annual Report
                 Registrant and Chugai Boyeki        on Form 10-K
                 Company, Ltd., first amendment
                 dated February 5, 1997.

            (.3) Employment Contract dated           10.3
                 October 1, 1998 between the
                 Registrant and Kenneth M. Darby

            (.4) Employment Contract dated October   Incorporated by reference
                 1, 1996 between Registrant          to the 1996 Annual Report
                 and Arthur D. Roche                 on Form 10-K

            (.5) Employment Agreement dated October  10.5
                 1, 1998 between Registrant and
                 John L. Eckman

            (.6) Employment Agreement dated October  10.6
                 1, 1998 between Registrant and
                 Peter Horn

            (.7) Employment Agreement dated October  10.7
                 1, 1998 between Registrant and
                 Yacov Pshtissky

            (.8) Deferred Compensation Agreements    Incorporated by
                 dated November 1, 1986 between the  reference to the 1992
                 Registrant and Donald N. Horn and   Annual Report on
                 Arthur V. Wallace                   Form 10K

            (.9) Amended and restated 1986           Incorporated by
                 Incentive Stock Option Plan         reference to the 1990
                                                     Annual Report on Form
                                                     10-K

                                                      Exhibit Number or
Exhibit                                               Incorporation by
Numbers     Description                               Reference to

           (.10) 1994 Incentive Stock Option Plan     Incorporated by
                                                      reference to the
                                                      1994 Annual Report
                                                      on Form 10-K

           (.11) 1994 Non-Qualified Stock Option      Incorporated by
                 Plan for Outside Directors           reference to the
                                                      1994 Annual Report
                                                      on Form 10-K

           (.12) 1996 Incentive Stock Option Plan     Incorporated by
                                                      reference to the
                                                      1997 Annual Report
                                                      on Form 10-K

           (.13) 1996 Non-Qualified Stock Option      Incorporated by
                 Plan for Outside Directors           reference to the
                                                      1997 Annual Report
                                                      on Form 10-K

           (.14) Advice of borrowing terms            Incorporated by
                 between the Registrant and           reference to the
                 National Westminster Bank PLC        June 30, 1997 filing
                 dated April 22, 1997                 on Form 10-Q

           (.15) Commercial  fixed rate loan          Incorporated by
                 agreement between the Registrant     reference to the
                 and National Westminster Bank PLC    June 30, 1997 filing
                 dated April 8, 1997                  on Form 10-Q

           (.16) Agreement of Purchase and Sale       Incorporated by
                 betweent the Registrant and RREEF    reference to the
                 Midamerica/East-V Nine, Inc.         December 31, 1997
                 Dated January 29, 1998               filing on Form 10-Q

           (.17) Loan Agreement between the           Incorporated by
                 Registrant and KeyBank National      reference to the
                 Association dated January 29, 1998   December 31, 1997
                                                      filing on Form 10-Q

           (.18) Mortgage Note between the            Incorporated by
                 Registrant and KeyBank National      reference to the
                 Association dated January 29, 1998   December 31, 1997
                                                      filing on Form 10-Q

           (.19) Term Loan Note between the           Incorporated by
                 Registrant and KeyBank National      reference to the
                 Association dated January 29, 1998   December 31, 1997
                                                      filing on Form 10-Q

                                                      Exhibit Number or
Exhibit                                               Incorporation by
Numbers     Description                               Reference to

           (.20) Mortgage and Security  Agreement     Incorporated by
                 in the amount of $2,512,000 between reference to the the Registrant and KeyBank National December 31, 1997
                 Association dated January 29, 1998   filing on Form 10-Q

           (.21) Mortgage and Security  Agreement     Incorporated by
                 in the amount of $388,000 between    reference to the
                 the Registrant and KeyBank National  December 31, 1997
                 Association dated January 29, 1998   filing on Form 10-Q

           (.22) Interest rate master swap agreement  Incorporated by
                 between the Registrant and KeyBank   reference to the
                 National  Association dated          December 31, 1997
                 December 11, 1997                    filing on Form 10-Q

           (.23) Schedule to the master agreement     Incorporated by
                 between the Registrant and KeyBank   reference to the
                 National Association dated           December 31, 1997
                 December 11, 1997                    filing on Form 10-Q

           (.24) Swap transaction confirmation with   Incorporated by
                 a notional amount of $2,512,000      reference to the
                 between the Registrant and KeyBank   December 31, 1997
                 National Association dated           filing on Form 10-Q
                 December 30, 1997

           (.25) Swap transaction confirmation with   Incorporated by
                 a notional amount of $388,000        reference to the
                 between the Registrant and KeyBank   December 31, 1997
                 National  Association dated          filing on Form 10-Q
                 December 30, 1997

           (.26) Advice of borrowing terms            Incorporated by
                 between the Registrant and           reference to the
                 National Westminster Bank PLC        June 30, 1998 filing
                 dated March 27, 1998                 on Form 10-Q

           (.27) Credit Agreement between the         Incorporated by
                 Registrant and KeyBank               reference to the
                 International dated                  June 30, 1998 filing
                 July 20, 1998                        on Form 10-Q

           (.28) Swap transaction confirmation with   10.28
                 a notional amount of $4,425,000
                 between the Registrant and KeyBank
                 National Association dated
                 September 9, 1998

                                                      Exhibit Number or
Exhibit                                               Incorporation by
Numbers     Description                               Reference to

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


Other Matters - Form S-8 and S-2 Undertaking

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-7892 (filed June 30, 1986), 33-34349 (filed April 1, 1990), 33-90038 (filed February
24,  1995) and  333-30097  (filed June 26,  1997) and on Form S-2 No.  333-46841
(effective May 1, 1998):

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vicon Industries, Inc. and subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                     KPMG PEAT MARWICK LLP


Melville, New York
December 4 1998

                   VICON INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             Fiscal Years Ended September 30, 1998, 1997 and 1996





                                          1998           1997          1996
                                          ----           ----          ----

Net sales                             $63,310,466    $51,518,940    $43,191,446
Cost of sales                          42,478,384     37,043,750     32,234,192
                                      ------------   ------------   -----------
    Gross profit                       20,832,082     14,475,190     10,957,254

Operating expenses:
 Selling expense                        9,536,988      7,957,340      6,800,361
 General and administrative expense     4,426,107      3,542,400      2,931,333
 Relocation expense                         -            225,129          -
                                       -----------    -----------    ----------
                                       13,963,095     11,724,869      9,731,694
                                       -----------    -----------    ----------

    Operating income                    6,868,987      2,750,321      1,225,560

Interest expense                        1,107,196      1,143,699        882,290
Other income, net                         (48,190)       (39,896)       (41,908)
                                       -----------    -----------     ---------
   Income before income taxes           5,809,981      1,646,518        385,178
Income tax expense                          -             82,000         85,000
                                       -----------    -----------   -----------


    Net income                         $5,809,981     $1,564,518    $   300,178
                                       ===========    ===========   ===========



Earnings per share:

  Basic                                    $1.61          $ .56          $ .11
                                           =====          =====          =====
  Diluted                                  $1.50          $ .52          $ .11
                                           =====          =====          =====


See accompanying notes to consolidated financial statements.

                      VICON INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                            September 30, 1998 and 1997

ASSETS                                                 1998             1997
------                                                 ----             ----
Current Assets:
  Cash                                             $ 4,854,557       $  287,580
  Accounts receivable (less allowance of
   $694,000 in 1998 and $493,000 in 1997)           12,758,080        9,578,297
  Inventories:
    Parts, components, and materials                 2,944,303        3,399,133
    Work-in-process                                  2,374,769        2,046,174
    Finished products                               12,079,335       11,188,217
                                                   -----------      -----------
                                                    17,398,407       16,633,524
  Deferred income taxes                              1,079,736            -
  Prepaid expenses                                     332,241          307,580
                                                   -----------      -----------
                 Total current assets               36,423,021       26,806,981
Property, plant and equipment:
   Land                                              1,204,498          299,698
   Building and improvements                         4,185,298        1,653,503
   Machinery, equipment, and vehicles                7,312,594        6,409,729
                                                   -----------      -----------
                                                    12,702,390        8,362,930
   Less accumulated depreciation and amortization    5,565,352        4,870,717
                                                     7,137,038        3,492,213
Deferred income taxes                                  116,973            -
Other assets                                           709,369          900,417
                                                   -----------        ---------
                                                   $44,386,401      $31,199,611
                                                   ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Borrowings under revolving credit agreement      $   634,388      $   169,006
  Current maturities of long-term debt               1,179,367          515,092
  Accounts payable:
    Related party                                      652,487        7,146,985
    Other                                            2,481,018        1,407,917
  Accrued compensation and employee benefits         1,955,462        1,109,539
  Accrued expenses                                   1,316,855        1,002,131
  Income taxes payable                                 561,173          105,188
                                                   -----------      -----------
                 Total current liabilities           8,780,750       11,455,858
Long-term debt:
  Banks and other                                    7,001,819        6,904,368
  Related party                                          -            1,440,000
Other long-term liabilities                            767,528          485,402
Commitments and contingencies - Note 11
Shareholders' equity
  Common stock, par value $.01 per share
    authorized - 10,000,000 shares
    issued 4,534,710 and 3,047,060 shares               45,347           30,470
  Capital in excess of par value                    20,947,515        9,868,063
  Retained earnings                                  7,090,888        1,280,907
                                                   -----------      -----------
                                                    28,083,750       11,179,440
  Less treasury stock at cost, 62,517 shares
    in 1998 and 45,952 shares in 1997                 (409,687)        (298,686)
  Foreign currency translation adjustment              162,241           33,229
                                                   -----------      -----------
                Total shareholders' equity          27,836,304       10,913,983
                                                   -----------      -----------
                                                   $44,386,401      $31,199,611
                                                   ===========      ===========
  See accompanying notes to consolidated financial statements



                               VICON INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        Fiscal Years Ended September 30, 1998, 1997, and 1996


                                                                                         Foreign      Total
                                                      Capital in  Retained               currency     share-
                                            Common    excess of   earnings    Treasury   translation  holders'
                                 Shares     Stock     par value   (deficit)    Stock     adjustment   equity
                                 ------     ------- -----------  ----------  ---------  ------------ --------

Balance September 30, 1995       2,788,228  $27,882 $ 9,396,890  $ (583,789) $(82,901)  $ (125,056)  $8,633,026


Foreign currency
  translation adjustment             -          -           -          -          -          8,607        8,607
    Exercise of stock options       14,500      145      26,199        -          -            -         26,344
    Net income                       -          -          -        300,178       -            -        300,178
                                 ---------   -------  -----------  ----------  --------   ---------   ---------
    Balance September 30, 1996   2,802,728  $28,027 $ 9,423,089  $ (283,611) $(82,901)  $ (116,449)  $8,968,155


    Foreign currency
      translation adjustment         -          -           -           -         -        149,678      149,678
    Stock bonus awarded from
      treasury                       -          -       (28,926)        -      82,901          -         53,975
    Exercise of stock options      244,332    2,443     473,900         -    (298,686)         -        177,657
    Net income                       -          -          -      1,564,518       -            -      1,564,518
                                 ---------  ------- -----------  ---------- ----------    --------  -----------
    Balance September 30, 1997   3,047,060   30,470   9,868,063   1,280,907  (298,686)      33,229   10,913,983


    Foreign currency
      translation adjustment         -          -           -           -         -        129,012      129,012
    Common stock offering, net
      of issuance costs          1,371,200   13,712  10,787,204         -         -            -     10,800,916
    Exercise of stock options      116,450    1,165     253,063         -    (111,001)         -        143,227
    Tax benefit from exercise
      of stock options               -          -        39,185         -         -            -         39,185
    Net income                       -          -          -      5,809,981       -            -      5,809,981
                                 ---------  ------- -----------  ---------- ----------  ----------  -----------
    Balance September 30, 1998   4,534,710  $45,347 $20,947,515  $7,090,888 $(409,687)  $  162,241  $27,836,304
                                 =========  ======= ===========  ========== =========   ==========  ===========




                    See accompanying notes to consolidated financial statements.

                                                   - 33 -

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              Fiscal Years Ended September 30, 1998, 1997 and 1996



                                          1998           1997           1996
                                          ----           ----           ----
Cash flows from operating activities:
Net income                            $ 5,809,981    $ 1,564,518   $    300,178
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization          788,349        783,859        699,211
Amortization of deferred gain
     on sale and leaseback                   -          (433,993)      (332,100)
   Deferred income taxes               (1,196,709)          -              -
   Stock bonus award                         -            53,975           -
   Foreign exchange gain                     -           (39,896)       (41,908)
 Change in assets and liabilities:
  Accounts receivable                  (3,187,475)      (820,556)      (122,162)
  Inventories                            (382,087)    (1,880,543)    (2,593,382)
  Prepaid expenses                        (10,068)       230,371       (218,762)
  Other assets                            228,772          4,910         67,780
  Accounts payable                       (403,060)    (1,355,267)     1,127,355
  Accrued compensation and
    employee benefits                     842,476        731,397        (68,793)
  Accrued expenses                        188,370        144,276       (391,557)
  Income taxes payable                    450,979         14,762          7,517
  Other liabilities                       179,256        (19,374)       (45,833)
      Net cash provided by (used in)  -----------    -----------    -----------
         operating activities           3,308,784     (1,021,561)    (1,612,456)
                                      -----------    -----------     ----------

Cash flows from investing activities:
    Capital expenditures, net of
      minor disposals                  (4,231,674)      (925,024)      (482,111)
    Acquisition, net of cash acquired    (158,925)          -              -
                                      -----------     -----------     ---------
        Net cash used in
         investing activities          (4,390,599)      (925,024)      (482,111)
                                      -----------    -----------    -----------

Cash flows from financing activities:
 (Decrease) increase in borrowings
  under U.S. bank credit agreement     (6,003,416)     1,860,518      4,142,898
  Repayments of U.S. revolving
   credit agreement                          -              -        (2,800,000)
 Net proceeds from sale of common stock 10,800,916           -              -
 Proceeds from exercise of
    stock options                         143,227        177,657         26,344
 Increase (decrease) in borrowings
   under U.K. revolving credit agreement  443,596       (831,275)        57,251
 (Decrease) increase in interest-bearing
   accounts payable to related party   (5,031,919)       627,693        (81,902)
 Borrowings under U.S. term loan        4,500,000           -              -
 Borrowings under U.S. mortgage loan    2,900,000           -              -
 Borrowings under U.K. term loan             -           810,000           -
 Repayments of term loan to
  related party                        (1,800,000)      (200,000)          -
 Repayments of long-term debt            (310,692)      (480,392)      (220,625)
                                       -----------      ---------     ----------
  Net cash provided by
    financing activities                5,641,712      1,964,201      1,123,966
                                      -----------      ---------     ----------

Effect of exchange rate changes on cash     7,080         64,088         24,627
                                        ---------       --------       --------
Net increase (decrease) in cash         4,566,977         81,704       (945,974)
Cash at beginning of year                 287,580        205,876      1,151,850
                                      -----------      ---------     ----------
Cash at end of year                   $ 4,854,557      $ 287,580     $  205,876
                                      ===========      =========     ==========

Non-cash investing and financing activities:
   Capital lease obligations                 -        $  276,624           -
Cash paid during the fiscal
  year for:
   Income taxes                       $    64,523     $   29,203     $   78,121
   Interest                           $ 1,265,243     $1,118,963     $  888,061

See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years ended September 30, 1998, 1997, and 1996

NOTE 1.  Summary of Significant Accounting Policies

Nature of Operations

The Company designs, manufactures, assembles and markets closed circuit television systems for use in security, surveillance, safety and control purposes by end users. The Company markets its products worldwide directly to installing dealers, systems integrators, government entities and distributors.

Principles of Consolidation

The consolidated financial statements include the accounts of Vicon Industries, Inc. (the Company); its wholly owned subsidiaries, Vicon Industries (U.K.), Ltd. and Vicon Industries Foreign Sales Corp.; and its majority owned (60%) subsidiary, Vicon Industries (H.K.) Ltd., after elimination of intercompany accounts and transactions.

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

Long-Lived Assets

Property, plant, and equipment are recorded at cost and include expenditures for replacements or major improvements. Depreciation, which includes amortization of assets under capital leases, is computed by the straight-line method over the estimated useful lives of the related assets. Machinery, equipment and vehicles are being depreciated over periods ranging from 2 to 10 years. The Company's buildings are being depreciated over periods ranging from 25 to 40 years and leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining lease term. In connection with the Company's move to a new principal operating facility in 1997, approximately $6.3 million of fully depreciated abandoned assets and leasehold improvements were written off.

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

Research and Development

Product research and development costs are principally charged to cost of sales as incurred, and amounted to approximately $2,200,000, $2,000,000 and $1,800,000 in fiscal 1998, 1997, and 1996, respectively.

Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" which requires companies to present basic and diluted earnings per share (EPS), instead of primary and fully diluted EPS that was previously required. Basic EPS is computed based on the weighted average number of shares outstanding. Diluted EPS reflects the maximum dilution that would have resulted from the exercise of stock options, warrants and incremental shares issuable under a deferred compensation agreement (see Note 9).

The Company adopted the new standard in the first quarter ended December 31, 1997 of fiscal year 1998. EPS data has been restated for each of the prior years presented to apply the provisions of SFAS No. 128.

Foreign Currency Translation

Foreign currency translation is performed utilizing the current rate method under which assets and liabilities are translated at the exchange rate on the balance sheet date, while revenues, costs, and expenses are translated at the average exchange rate for the reporting period. The resulting translation adjustment of $162,000 and $33,000 at September 30, 1998 and 1997, respectively, is recorded as a component of shareholders' equity. Intercompany balances not deemed long-term in nature at the balance sheet date resulted in a translation gain of $35,000 and $14,000 in 1997 and 1996, respectively, which is reflected in cost of sales. Gains and losses on contracts which hedge specific foreign currency denominated commitments, primarily inventory purchases, are included in cost of sales.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value of certain financial instruments. The carrying amounts for accounts and other receivables, accounts payable and accrued expenses approximate fair value because of the short-term maturity of these instruments. The carrying amounts of the Company's long-term debt approximate fair value. The aggregate termination liability on the Company's interest rate swap agreements at September 30, 1998 would have approximated $301,000. This value represents the estimated amount the Company would have to pay to terminate such agreements before maturity, principally resulting from market interest rate decreases. The fair value of forward exchange contracts is estimated by obtaining quoted market prices. The exchange rates on committed forward exchange contracts at September 30, 1998 approximated market rates for similar term contracts.

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

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2.  Investment in Affiliate and Subsidiary

The Company has a 50 percent ownership  interest in Chun Shin Electronics,  Inc.
(CSE), a joint venture company which assembles certain Vicon products in South Korea. The Company has not recognized its interest in the accumulated earnings of CSE since it does not have control over the operations of CSE and does not have the ability to repatriate any of its accumulated earnings. Net assets and sales of CSE were approximately $2.1 million and $8.8 million, respectively, for the fiscal year ended September 30, 1998. A significant portion of CSE sales were to related parties including approximately $8.0 million indirectly to the Company and approximately $748,000 to a company owned by the other joint venture partner (see Note 12).

In July 1998, the Company increased its interest to 60% in Vicon Industries (H.K.) Ltd., for approximately $197,000 in cash. The acquisition was accounted for as a purchase with the assets, liabilities and operations of the acquired business being consolidated with those of the Company since the acquisition date. The excess cost over the fair value of net assets acquired and the results of operations for this subsidiary for fiscal 1998 were not material.

Note 3.   Public Offering

In May 1998, the Company sold 1,371,200 shares of its common stock in a public offering, the net proceeds of which were approximately $10.8 million. The proceeds were principally used to repay borrowings under the U.S. bank credit agreement, the related party term loan and certain interest-bearing accounts payable.

NOTE 4.  Short-Term Borrowings


Borrowings under the Company's short-term revolving credit agreement represent borrowings by the Company's U.K. subsidiary under a bank overdraft facility. In April 1997, such credit agreement was amended to provide for maximum borrowings of 600,000 pounds ($1,020,000) and is secured by all the assets of the subsidiary. Maximum borrowings during 1998, 1997 and 1996 amounted to approximately $676,000, $1,282,000 and $1,045,000, respectively. The weighted-average interest rate on borrowings during these years was 9.33% in 1998, 8.27% in 1997 and 8.00% in 1996.

At September 30, 1997, accounts payable to related party included approximately $5.0 million of extended payable balances due Chugai Boyeki Company, Ltd., a shareholder of the Company. A portion of the proceeds from the public offering and the proceeds of the bank term loan were used to repay the extended payable balances. Such payables bear interest at the U.S. prime rate (8.50% at September 30, 1997).


NOTE 5.  Income Taxes

The components of income tax expense for the fiscal years indicated are as follows:


                           1998          1997           1996
                           ----          ----           ----



      Federal        $    (515,000)  $    24,000     $      -
      State                380,000         5,000            -
      Foreign              135,000        53,000           85,000
                     -------------   -----------    -------------
                     $       -       $    82,000    $      85,000
                     =============   ===========    =============



A reconciliation of the U.S. statutory tax rate to the Company's effective tax rate follows:

                              1998                 1997                   1996
                              ----                 ----                   ----

                          Amount    Percent   Amount    Percent     Amount   Percent
                       -----------  -------   --------- -------    --------- -------

U.S. statutory tax     $ 1,975,000    34.0%   $ 560,000   34.0%    $ 131,000   34.0%
Change in valuation
  allowance             (2,560,000)  (44.0)    (467,000) (28.3)      (56,000) (14.5)
State tax, net of
  federal benefit          251,000     4.3         -        -           -        -
Other                      334,000     5.7      (11,000)  (0.7)    $  10,000    2.6
                       -----------   ------    --------  ------    ---------  -----
   Effective Tax Rate  $     -          - %    $ 82,000    5.0%    $  85,000   22.1%
                       ===========   ======    ========  ======    =========  ======



The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 1998 and 1997 are presented below:


                                                     1998             1997
                                                     ----             ----

Deferred tax assets:
  Inventory reserves                              $  865,000       $  457,000
  Deferred compensation accruals                     186,000          199,000
  Allowance for doubtful
    accounts receivable                              226,000          162,000
  Net operating loss carryforwards                     -            1,753,000
  General business credit carryforwards                -               80,000
  Other                                                9,000            9,000
                                                  ----------       ----------
    Total deferred tax assets                      1,286,000        2,660,000
Less valuation allowance                               -           (2,560,000)
                                                  ----------       ----------
    Net deferred tax assets                        1,286,000          100,000
                                                  ----------       ----------

Deferred tax liabilities:
  Cash surrender value of officers'
    life insurance                                    58,000           68,000
  Other                                               31,000           32,000
                                                  ----------      -----------
   Total deferred tax liabilities                     89,000          100,000
                                                  ----------      -----------
Net deferred tax assets and liabilities           $1,197,000      $     -
                                                  ----------      -----------

The Company had provided a valuation allowance of $2,560,000 for deferred tax assets at September 30, 1997 since realization of these assets was not assured. During fiscal year 1998, the Company fully utilized its remaining federal net operating loss carryforward and reversed the remaining valuation allowance based on management's assessment that it is reasonably assured that all net deferred income tax assets will be realized in the future given the Company's present level of earnings. Pretax domestic income amounted to approximately $5,462,000, $1,414,000 and $136,000 in fiscal years 1998, 1997 and 1996, respectively.
Pretax foreign income amounted to approximately $525,000, $236,000 and $311,000 in fiscal years 1998, 1997 and 1996, respectively.

NOTE 6.  Long-Term Debt

Long-term debt is comprised of the following at September 30, 1998 and 1997:
                                                 1998               1997
                                                 ----               ----
Banks and other:
  U.S. bank credit and security agreement     $    -             $6,003,416
  U.S. bank term loan                          4,425,000              -
  U.S. bank mortgage loan                      2,820,900              -
  U.K. bank term loan                            729,584            776,250
  Capital lease obligations                      205,702            279,794
                                              ----------         ----------
                                               8,181,186          7,059,460
  Less installments due within one year        1,179,367            155,092
                                              ----------         ----------

                                              $7,001,819         $6,904,368

Related party:
  Term loan with interest rate of 1%
  above the prevailing prime rate
  (9.50% at September 30, 1997)                    -              1,800,000
                                              ----------         ----------
                                                   -              1,800,000
  Less installments due within one year            -                360,000
                                              ----------         ----------
                                              $    -             $1,440,000
                                              ==========         ==========

In July 1998, the Company entered into a $14 million unsecured revolving credit and term loan agreement with a new bank. Such agreement includes a $7.5 million revolving credit facility, which expires in July 2002, with an option to increase the facility to $9.5 million at any time through July 2000. Borrowings under this facility bear interest at the bank's prime rate minus 2% or, at the Company's option, LIBOR plus 90 basis points (6.25% and 6.275% at September 30,
1998). At September 30, 1998, there were no revolving credit borrowings outstanding under this agreement.

The agreement also provides for a $4.5 million five-year term loan payable in equal monthly installments through July 2003, with interest at LIBOR plus 1%. The proceeds of this term loan were used to repay interest-bearing accounts payable to a related party. The agreement contains restrictive covenants which, among other things, require the Company to maintain certain levels of earnings and ratios of debt service coverage and debt to tangible net worth. In September 1998, the Company entered into an interest rate swap agreement with the same bank to effectively convert the foregoing floating rate long-term loan to a fixed rate loan. This agreement fixes the Company's interest rate on its $4.5 million term loan at 6.74%. The interest rate swap agreement matures in the same amounts and over the same periods as the related term loan.

In December 1995, the Company entered into a two-year Credit and Security Agreement with a bank that provided for maximum borrowings of $6,500,000, subject to an availability formula based on accounts receivable and inventory balances. In February 1997, the term of the agreement was extended to January 31, 1999. Borrowings under the agreement included interest at the bank's prime rate plus 1.00% (9.50% at September 30, 1997). In May 1998, the outstanding balance of approximately $5,100,000 was repaid with proceeds from the public offering and the agreement was terminated.

In January 1998, the Company entered into an aggregate $2.9 million mortgage and term loan agreement with a bank to finance the purchase of its principal operating facility. Such agreement includes a $2,512,000 ten-year mortgage loan payable in monthly installments through January 2008, with a $1,188,000 payment due at the end of the term. The agreement also provides a $388,000 five-year term loan payable in monthly installments through January 2003, with a $138,500 payment due at the end of the term. Both loans bear interest at the bank's prime rate minus 1.35%. The loans are secured by a first mortgage on the property and fixtures and contain restrictive covenants that, among other things, require the Company to maintain certain levels of earnings and ratios of debt service coverage and debt to tangible net worth. At the same time, the Company entered into interest rate swap agreements with the same bank to effectively convert the foregoing floating rate long-term loans to fixed rate loans. These agreements fix the Company's interest rate on its $2,512,000 mortgage loan at 7.79% and its $388,000 term loan at 7.7%. The interest rate swap agreements mature in the same amounts and over the same periods as the related mortgage and term loans.

In April 1997, the Company repaid its U.K. related party mortgage loan with the proceeds of a new ten year 500,000 pound sterling (approx. $850,000) bank term loan. The term loan is payable in equal monthly installments with interest at a fixed rate of 9%. The loan is secured by a first mortgage on the subsidiary's property and contains restrictive covenants which, among other things, require the subsidiary to maintain certain levels of net worth, earnings and debt service coverage.

In October 1993, the Company issued a $2,000,000 secured promissory note to Chugai Boyeki Co., Ltd., a related party. The remaining balance of $1,800,000 was repaid in May 1998 with proceeds from the public offering.

Long-term debt maturing in each of the fiscal years subsequent to September 30, 1998 approximates $1,179,000 in 1999, $1,196,000 in 2000, $1,214,000 in 2001,
$1,197,000 in 2002, $1,200,000 in 2003 and $2,195,000 thereafter.

At  September  30,  1998,   future  minimum  annual  rental   commitments  under
non-cancelable capital lease obligations were as follows: $69,334 per year in 1999 through 2001, and $33,454 in 2002.

NOTE 7.  Foreign Operations

The Company operates two foreign entities: Vicon Industries (U.K.), Ltd., a wholly owned subsidiary which markets and distributes the Company's products principally within the United Kingdom and Europe; and Vicon Industries (H.K.) Ltd., a majority owned subsidiary which markets and distributes the Company's products principally within Hong Kong and mainland China.

The following summarizes certain information concerning the Company's operations in the U.S. and abroad for fiscal years 1998, 1997, and 1996:

                                       1998             1997            1996
                                       ----             ----            ----
Net sales
 U.S.                              $54,184,000      $43,605,000     $35,468,000
 Foreign                             9,126,000        7,914,000       7,723,000
                                   -----------      -----------      ----------
   Total                           $63,310,000      $51,519,000     $43,191,000

Operating income
 U.S.                              $ 6,280,000      $ 2,387,000     $   805,000
 Foreign                               589,000          363,000         421,000
                                    ----------      -----------      ----------
   Total                           $ 6,869,000      $ 2,750,000     $ 1,226,000

Identifiable assets
 U.S.                              $37,859,000      $26,372,000     $23,260,000
 Foreign                             6,527,000        4,828,000       4,825,000
                                    ----------      -----------      ----------
   Total                           $44,386,000      $31,200,000     $28,085,000

Net assets - Foreign               $ 2,023,000      $ 1,515,000     $   935,000

U.S.  sales include  $9,853,000,  $10,747,000  and $8,531,000 for export in fiscal years 1998, 1997, and 1996, respectively. Operating profits exclude interest expense, other income and income taxes. U.S. assets include $4,404,000, $162,000 and $117,000 in fiscal years 1998, 1997 and 1996, respectively, of cash for general corporate use.




NOTE 8.  Stock Options and Stock Purchase Warrants

The Company maintains stock option plans which include both incentive and non-qualified options covering a total of 350,582 shares of common stock reserved for issuance to key employees, including officers and directors. Such amount includes a total of 200,000 options reserved for issuance under the 1996 Incentive Stock Option Plan, as well as a total of 50,000 options reserved for issuance under the 1996 Non-Qualified Stock Option Plan for Outside Directors, approved by the shareholders in April 1997. All options are issued at fair market value at the grant date and are exercisable in varying installments according to the plans. The plans allow for the payment of option exercises through the surrender of previously owned shares based on the fair market value of such shares at the date of surrender. During fiscal 1998 and 1997, a total of 16,565 and 45,952 common shares, respectively, were surrendered pursuant to stock option exercises, which are held in treasury. There were 685 shares available for grant at September 30, 1998.

Changes in outstanding stock options for the three years ended September 30, 1998 are as follows:

                                    Weighted
                                    Number             Average
                                    of                 Exercise
                                    Shares             Price
---------------------------------------------------------------
Balance - September 30, 1995        299,661            $2.01
Options granted                     245,397            $1.72
Options exercised                   (14,500)           $1.82
Options forfeited                   (85,909)           $2.13
---------------------------------------------------------------
Balance - September 30, 1996        444,649            $1.83
Options granted                     241,000            $2.77
Options exercised                  (244,332)           $1.95
Options forfeited                   (21,820)           $2.35
---------------------------------------------------------------
Balance - September 30, 1997        419,497            $2.27
Options granted                      48,250            $6.98
Options exercised                  (116,450)           $2.18
Options forfeited                    (1,400)           $6.50
---------------------------------------------------------------
Balance - September 30, 1998        349,897            $2.94
Price range $1.69 - $2.49
  (weighted-average contractual     158,397            $1.85
   life of 1.7 years)
Price range $2.50 - $7.00
  (weighted-average contractual     191,500            $3.84
   life of 3.7 years)
---------------------------------------------------------------
Exercisable options -
  September 30, 1996                289,471            $1.89
  September 30, 1997                149,838            $1.96
  September 30, 1998                253,123            $2.47
---------------------------------------------------------------

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of this Statement. The fair value for options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996:

                                      1998            1997            1996
                                      ----            ----            ----

Risk-free interest rate                5.0%            6.0%            6.0%
Dividend yield                         0.0%            0.0%            0.0%
Volatility factor                     67.3%           52.7%           46.2%
Weighted average expected life       3 years         3 years         3 years
----------------------------------------------------------------------------

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income and earnings per share are as follows:

                                1998                1997               1996
                                ----                ----               ----
Net income:

  As reported                $5,809,981          $1,564,518          $300,178
  Pro forma                  $5,638,166          $1,364,368          $213,848

Earnings per share:

  As reported
     Basic                      $1.61               $.56               $.11
     Diluted                    $1.50               $.52               $.11

  Pro forma
     Basic                      $1.56               $.49               $.08
     Diluted                    $1.46               $.45               $.08

Weighted average fair value
  of options granted            $3.34               $1.13              $.64

Pro forma earnings reflect only options granted in fiscal 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to October 1, 1995 was not considered.

In connection with the public offering, the Company granted the Underwriters warrants to purchase up to 145,000 shares of Common Stock. The warrants are exercisable at any time commencing May 1999 through May 2002 at a price of $10.50 per share.

NOTE 9.  Earnings Per Share

The following table provides the components of the basic and diluted earnings per share (EPS) computations:

                                    1998            1997            1996
                                    ----            ----            ----
Basic EPS Computation

Net income                       $5,809,981      $1,564,518     $  300,178
Weighted average shares
  outstanding                     3,605,307       2,803,805      2,765,245

Basic earnings per share         $     1.61      $      .56     $      .11
                                 ==========      ==========     ==========


Diluted EPS Computation

Net income                       $5,809,981      $1,564,518     $  300,178
Weighted average shares
  outstanding                     3,605,307       2,803,805      2,765,245
Stock options                       260,425         218,191         75,341
Stock compensation arrangement        7,343           -              -
                                  ---------       ---------      ---------
Diluted shares outstanding        3,873,075       3,021,996      2,840,586

Diluted earnings per share       $     1.50      $      .52     $      .11
                                 ==========      ==========     ==========

NOTE 10.  Industry Segment and Major Customer

The Company operates in one industry which encompasses the design, manufacture, assembly, and marketing of closed-circuit television (CCTV) equipment and systems for the CCTV segment of the security products industry. The Company's products include all components of a video surveillance system such as remote positioning devices, cameras, monitors, video switchers, housings, mounting accessories, recording devices, manual and motorized lenses, controls, video signal equipment, and consoles for system assembly. During fiscal 1998, indirect sales to the United States Postal Service under a national supply contract approximated $12 million. No customer represented sales in excess of ten percent of consolidated sales during fiscal 1997 and fiscal 1996.

NOTE 11.  Commitments

The Company occupies certain facilities, or is contingently liable, under operating leases which expire at various dates through 2001. The leases, which cover periods from one to three years, generally provide for renewal options at specified rental amounts. The aggregate operating lease commitment at September 30, 1998 was $201,000 with minimum rentals for the fiscal years shown as follows: 1999 - $88,000; 2000 - $72,000; and 2001 - $41,000.

The Company is a party to employment agreements with five executives which provide for, among other things, the payment of compensation if there is a change in control without Board of Director approval (as defined in the agreements). The contingent liability under these change in control provisions at September 30, 1998 was approximately $2,205,000. The total compensation payable under these agreements, absent a change in control, aggregated $2,345,000 at September 30, 1998. The Company is also a party to insured deferred compensation agreements with two retired officers. The aggregate remaining compensation payments of approximately $656,000 as of September 30, 1998 are subject to the individuals' adherence to certain non-compete covenants, and are payable in monthly installments through December 2003.

In October 1997 and 1998, the Company's Chief Executive Officer was provided a deferred compensation benefit of 45,952 and 16,565 shares, respectively, of common stock currently held by the Company in treasury. The issuance of such shares occurs upon retirement of the executive, or earlier under certain conditions. The market value of such shares approximated $456,000 at the date of agreement, which is being amortized over the expected minimum service period of the executive.

Sales to customers from the Company's U.K. subsidiary are denominated in British pounds sterling. The Company attempts to minimize its currency exposure on these sales through the purchase of forward exchange contracts to cover its billings to this subsidiary. These contracts generally involve the exchange of one currency for another at a future date and specified exchange rate. At September 30, 1998, the Company had $2,200,000 of outstanding forward exchange contracts to sell British pounds. Such contracts expire at varying dates and exchange rates through March 26, 1999.

The Company's purchases of Japanese sourced products through Chugai Boyeki Co., Ltd., a related party, are denominated in Japanese yen. At September 30, 1998, the Company did not have any forward exchange contracts to purchase Japanese yen.

NOTE 12:  Related Party Transactions

As of September 30, 1998, Chugai Boyeki Company, Ltd. and affiliates ("Chugai") owned approximately 12.3% of the Company's outstanding common stock. The Company, which has been conducting business with Chugai for approximately 19 years, imports certain finished products and components through Chugai and also sells its products to Chugai who resells the products in certain Asian and European markets. The Company purchased approximately $5.3 million, $7.1 million and $9.2 million of products and components from Chugai in fiscal years 1998, 1997, and 1996, respectively, and the Company sold $4.1 million, $2.7 million and $2.1 million of product to Chugai for distribution in fiscal years 1998, 1997, and 1996, respectively. At September 30, 1998 and 1997, the Company owed $652,000 and $7.1 million, respectively, to Chugai and Chugai owed $491,000 and $276,000, respectively, to the Company resulting from purchases of products. In October 1993, the Company borrowed $2 million from Chugai under a promissory note agreement. In May 1998, the Company repaid the remaining balance with proceeds from the public offering.

As of September 30, 1998, Mr. Chu S. Chun had voting control over approximately 4.6% of the Company's outstanding common stock. Mr. Chun owns Chun Shin Industries, Inc., the Company's 50% South Korean joint venture partner in Chun Shin Electronics, Inc. (CSE) (see Note 2). Mr. Chun also controls International Industries, Inc. (I.I.I.), a U.S. based company, which arranges the importation and provides short term financing on all the Company's products purchased directly or indirectly from CSE. During fiscal years 1998 and 1997, the Company purchased approximately $8.0 million and $7.0 million of products from CSE through I.I.I. under this agreement. In addition, the Company sold approximately $344,000 and $1,100,000 of its products to I.I.I. in 1998 and 1997, respectively. At September 30, 1998 and 1997, I.I.I. owed the Company approximately $59,000 and $279,000, respectively.

                        VICON INDUSTRIES, INC. AND SUBSIDIARIES
                                QUARTERLY FINANCIAL DATA

(Unaudited)



                                                           Earnings Per Share
  Quarter          Net            Gross           Net
   Ended          Sales           Profit        Profit      Basic     Diluted
  -------        ------          --------      ---------    ------    -------


Fiscal 1998
December       $14,874,000      $4,628,000    $ 1,009,000   $ .34       $ .31
March           14,731,000       4,826,000      1,154,000     .38         .35
June            16,106,000       5,451,000      1,575,000     .40         .38
September       17,599,000       5,927,000      2,072,000     .46         .44
               -----------     -----------    -----------   -----       -----
 Total         $63,310,000     $20,832,000    $ 5,810,000   $1.61       $1.50
               ===========     ===========    ===========   =====       =====



Fiscal 1997
December       $11,298,000      $3,181,000    $   215,000   $ .08       $ .08
March           12,328,000       3,392,000        166,000     .06         .06
June            13,726,000       3,910,000        543,000     .19         .18
September       14,167,000       3,992,000        641,000     .23         .20
               -----------     -----------    -----------   -----       -----
 Total         $51,519,000     $14,475,000    $ 1,565,000   $ .56       $ .52
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

                                  SCHEDULE I




                     VICON INDUSTRIES, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS


                 Years ended September 30, 1998, 1997, and 1996



                              Balance at   Charged to              Balance
                              beginning    costs and               at end
     Description              of period    expenses    Deductions  of period

Reserves and allowances
  deducted from asset
  accounts:

Allowance for uncollectible
  accounts:



September 30, 1998            $493,000     $285,000    $ 84,000   $694,000
                              ========     ========    ========   ========

September 30, 1997            $396,000     $273,000    $176,000   $493,000
                              ========     ========    ========   ========

September 30, 1996            $542,000     $186,000    $332,000   $396,000
                              ========     ========    ========   ========

                                   SIGNATURES


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICON INDUSTRIES, INC.

By Kenneth M. Darby        By Arthur D. Roche           By John M. Badke
   Kenneth M.Darby            Arthur D. Roche              John M. Badke
   President                  Executive Vice President     V.P. Finance
   (Chief Executive Officer) (Chief Financial Officer)    (Chief Acctg. Officer)

December 24, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

VICON INDUSTRIES, INC.


Donald N. Horn                                         December 24, 1998
---------------------                                  -----------------
Donald N. Horn            Chairman of the Board        Date

Kenneth M. Darby          Director                     December 24, 1998
---------------------                                  -----------------
Kenneth M. Darby                                       Date

Arthur D. Roche           Director                     December 24, 1998
---------------------                                  -----------------
Arthur D. Roche                                        Date

Peter F. Barry            Director                     December 24, 1998
---------------------                                  -----------------
Peter F. Barry                                         Date

Chu S. Chun                                            December 24, 1998
---------------------                                  -----------------
Chu S. Chun               Director                     Date

Milton F. Gidge                                        December 24, 1998
---------------------                                  -----------------
Milton F. Gidge           Director                     Date

Peter F. Neumann                                       December 24, 1998
---------------------                                  -----------------
Peter F. Neumann          Director                     Date

W. Gregory Robertson                                   December 24, 1998
---------------------                                  -----------------
W. Gregory Robertson      Director                     Date

Kazuyoshi Sudo                                         December 24, 1998
---------------------                                  -----------------
Kazuyoshi Sudo            Director                     Date