Form 10-Q
period 1998-12-31
VICON INDUSTRIES INC /NY/
filed 1999-02-12
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549

                                    FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934



For Quarter Ended  December 31, 1998            Commission File No.  1-7939
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


                               Yes    X        No


At December 31, 1998, the registrant had outstanding 4,496,693 shares of Common Stock, $.01 par value.

                         PART I - FINANCIAL INFORMATION

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES

               (CONDENSED) CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                 Three Months Ended

                                            12/31/98               12/31/97

Net sales.............................    $17,127,727            $14,874,200
Cost of sales.........................     11,518,969             10,245,524
                                          -----------            -----------

  Gross profit........................      5,608,758              4,628,676

Operating expenses:
    Selling expense...................      2,802,178              2,192,954
    General & administrative expense..      1,005,665              1,022,952
                                           ----------             ----------
                                            3,807,843              3,215,906
                                           ----------             ----------

  Operating income....................      1,800,915              1,412,770

Interest expense......................        153,026                338,797
Interest income.......................        (47,509)                 -
                                          -----------              ---------

    Income before income taxes........      1,695,398              1,073,973
Income tax expense....................        635,000                 65,000
                                          -----------           ------------
    Net income........................    $ 1,060,398            $ 1,008,973
                                          ===========           ============



Earnings per share:

            Basic                         $   .24                $   .34
                                              ===                    ===

            Diluted                       $   .23                $   .31
                                              ===                    ===

Shares used in computing earnings per share:

            Basic                          4,476,111              3,001,108

            Diluted                        4,691,819              3,292,725




See Notes to (Condensed) Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     (CONDENSED) CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


ASSETS                                               12/31/98       9/30/98


CURRENT ASSETS
Cash............................................  $  2,606,179  $  4,854,557
Accounts receivable (less allowance
  of $767,000 at December 31, 1998 and
  $694,000 at September 30, 1998)...............    13,044,772    12,758,080
Inventories:
  Parts, components, and materials..............     5,139,543     2,944,303
  Work-in-process...............................     2,079,562     2,374,769
  Finished products.............................    11,204,205    12,079,335
                                                   -----------   -----------
                                                    18,423,310    17,398,407
Deferred income taxes...........................     1,246,736     1,079,736
Prepaid expenses................................       428,177       332,241
                                                   -----------   -----------
TOTAL CURRENT ASSETS............................    35,749,174    36,423,021
--------------------

Property, plant and equipment...................    12,868,210    12,702,390
Less accumulated depreciation and amortization..    (5,764,137)   (5,565,352)
                                                   -----------   -----------
                                                     7,104,073     7,137,038
Deferred income taxes...........................       116,973       116,973
Other assets....................................       886,902       709,369
                                                   -----------   -----------

TOTAL ASSETS....................................   $43,857,122   $44,386,401
------------                                       ===========   ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Borrowings under U.K. revolving credit agreement   $   485,579   $   634,388
Current maturities of long-term debt............     1,182,982     1,179,367
Accounts payable................................     2,535,276     3,133,505
Accrued compensation and employee benefits......     1,112,479     1,955,462
Accrued expenses................................     1,451,412     1,316,855
Income taxes payable............................       829,676       561,173
                                                    ----------    ----------
TOTAL CURRENT LIABILITIES                            7,597,404     8,780,750
-------------------------

Long-term debt..................................     6,685,709     7,001,819
Other long-term liabilities.....................       758,874       767,528

SHAREHOLDERS' EQUITY
Common stock, par value $.01....................        45,592        45,347
Capital in excess of par value..................    20,997,396    20,947,515
Retained earnings...............................     8,151,286     7,090,888
                                                  ------------   -----------
                                                    29,194,274    28,083,750
Less treasury stock at cost, 62,517 shares......      (409,687)     (409,687)
Foreign currency translation adjustment.........        30,548       162,241
                                                  ------------   -----------
TOTAL SHAREHOLDERS' EQUITY                          28,815,135    27,836,304
--------------------------                        ------------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......   $43,857,122   $44,386,401
------------------------------------------        ============   ===========

See Notes to (Condensed) Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
              (CONDENSED) CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                        Three Months Ended

                                                     12/31/98       12/31/97

Cash flows from operating activities:
  Net income.....................................  $ 1,060,398   $  1,008,973
  Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
    Depreciation and amortization................      213,964        166,752
    Deferred income taxes........................     (167,000)         -
    Change in assets and liabilities:
      Accounts receivable........................     (333,597)      (548,035)
      Inventories................................   (1,060,543)       487,928
      Prepaid expenses...........................      (98,863)       (83,995)
      Other assets...............................     (177,533)        29,936
      Accounts payable...........................     (594,255)        39,982
      Accrued compensation and employee benefits.     (841,192)      (217,837)
      Accrued wages and expenses.................      138,545        (45,039)
      Income taxes payable.......................      271,768         46,419
      Other liabilities..........................       (8,654)       (18,656)
                                                   ------------   ------------
       Net cash (used in) provided by
          operating activities...................   (1,596,962)       866,428
                                                   ------------   -----------

Cash flows from investing activities:
    Capital expenditures, net of
      minor disposals............................     (217,865)      (107,865)
                                                   ------------   ------------
       Net cash used in investing activities.....     (217,865)      (107,865)
                                                   ------------   ------------

Cash flows from financing activities:
    Decrease in borrowings under U.S. bank
      credit agreement...........................        -         (1,107,861)
    (Decrease) increase in borrowings under U.K.
      revolving credit agreement.................     (134,689)       301,169
    Increase in interest-bearing accounts
      payable to related party...................        -             89,253
    Proceeds from exercise of stock options......       50,126          -
    Repayments of U.S. term loan.................     (225,000)         -
    Repayments of other debt.....................      (70,453)       (48,839)
                                                   ------------   ------------
       Net cash used in financing activities.....     (380,016)      (766,278)
                                                   ------------   ------------
Effect of exchange rate changes on cash..........      (53,535)       (54,589)
                                                   ------------   ------------

Net decrease in cash.............................   (2,248,378)       (62,304)
Cash at beginning of year........................    4,854,557        287,580
                                                   ------------   -----------
Cash at end of period............................  $ 2,606,179    $   225,276
                                                   ============   ===========



See Notes to (Condensed) Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
      NOTES TO (CONDENSED) CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                December 31, 1998


Note 1:  Basis of Presentation

The accompanying unaudited (condensed) consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1998.

Note 2:  Earnings per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" which requires companies to present basic and diluted earnings per share (EPS) instead of primary and fully diluted EPS that was previously required. Basic EPS are computed based on the weighted average number of shares outstanding for the period. Diluted EPS reflect the maximum dilution that would have resulted from the exercise of stock options and incremental shares issuable under a deferred compensation agreement. The new standard was initially adopted by the Company in the quarter ended December 31, 1997. The following table provides the components of the basic and diluted earnings per share (EPS) computations for the three months ended December 31, 1998 and 1997:


                                              1998              1997
                                           ----------         ------
                                           (Unaudited)       (Unaudited)

Basic EPS Computation
Net income..............................   $1,060,398        $1,008,973

Weighted average shares outstanding.....    4,476,111         3,001,108

Basic earnings per share................   $      .24        $      .34
                                           ==========        ==========


Diluted EPS Computation
Net income..............................   $1,060,398        $1,008,973

  Weighted average shares outstanding...    4,476,111         3,001,108
  Stock options.........................      208,129           291,264
  Stock compensation arrangement........        7,579               353
                                           ----------        ----------

Diluted shares outstanding..............    4,691,819         3,292,725

Diluted earnings per share..............   $      .23        $      .31
                                           ==========        ==========

Note 3:   Comprehensive Income

Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements. The Company's total comprehensive income for the three months ended December 31, 1998 and 1997 was as follows:

                                              1998               1997
                                          -----------        --------
                                          (Unaudited)        (Unaudited)

Net income.............................   $ 1,060,398        $ 1,008,973

Other comprehensive income (loss), net of tax:
    Change in equity due to foreign
     currency translation adjustments..      (131,693)             8,415
                                          -----------        -----------

Comprehensive income...................   $   928,705        $ 1,017,388
                                          ===========        ===========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations
Three Months Ended December 31, 1998 Compared with December 31, 1997


Net sales for the quarter ended December 31, 1998 increased $2.2 million or 15% to $17.1 million compared with $14.9 million in the year ago period. The sales growth was experienced in the U.S. as domestic sales increased $4.2 million or 46% to $13.2 million principally as a result of system sales supplied under a contract with the U.S. Postal Service. International sales declined $1.9 million or 33% to $3.9 million due principally to the economic problems in Asia. The backlog of unfilled orders was $13.8 million at December 31, 1998 compared with $8.7 million at December 31, 1997.

Gross profit margins for the first quarter of 1999 increased to 32.7% compared with 31.1% in the year ago period. The margin improvement was primarily the result of a favorable sales mix of higher margin products, lower procurement costs for certain video products and greater fixed cost absorption associated with the sales growth.

Operating expenses for the first quarter of 1999 were $3.8 million or 22.2% of net sales compared with $3.2 million or 21.6% of net sales in the year ago period. The increase was principally the result of higher selling expenses associated with the sales growth.

Operating income increased to $1.8 million for the first quarter of 1999 compared with $1.4 million in the year ago period principally as a result of increased sales and higher gross margins.

Interest expense decreased $186,000 to $153,000 for the first quarter of 1999 as $9.0 million of interest-bearing debt was repaid in May 1998 with the net proceeds from a public stock offering.

Income tax expense was $635,000 for the first quarter of 1999 compared with $65,000 in the year ago period. The current period reflects a normal income tax provision whereas U.S. taxable income in the year ago period was substantially reduced by the utilization of available federal and state net operating loss carryforwards.

As a result of the foregoing, net income increased to $1.1 million for the first quarter of 1999 compared with $1.0 million for the year ago period.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Financial Condition

Net cash used in operating activities was $1.6 million for the first quarter of 1999. Net income for the quarter of $1.1 million was offset by an increase in inventory of $1.1 million to support new product production, a decrease in accrued compensation and employee benefits of $.8 million due to the payment of prior year profit related bonuses, and a decrease in accounts payable of $.6 million. Net cash used in investing activities was $.2 million for the first quarter of 1999 due principally to capital expenditures for office equipment. Net cash used in financing activities was $.4 million for the first quarter of 1999 due primarily to the scheduled repayment of mortgage debt and the reduction in outstanding borrowings under the Company's U.K. bank overdraft facility. As a result of the foregoing, cash decreased by $2.2 million for the first quarter of 1999 after the nominal effect of exchange rate changes on the cash position of the Company.

The Company has a $7.5 million revolving credit facility with a bank which expires in July 2002, with an option to increase the facility to $9.5 million at any time through July 2000. Borrowings under the facility bear interest at the bank's prime rate minus 2% or, at the Company's option, LIBOR plus 90 basis points (5.75% and 5.96%, respectively, at December 31, 1998). At December 31, 1998, there were no borrowings outstanding under this agreement. The agreement contains restrictive covenants which, among other things, require the Company to maintain certain levels of earnings and ratios of debt service coverage and debt to tangible net worth.

In addition, the Company maintains a bank overdraft facility of 600,000 Pounds Sterling (approximately $996,000) in the U.K. to support local working capital requirements of Vicon U.K. At December 31, 1998, outstanding borrowings under this facility were approximately $486,000.

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

Should the Company's suppliers fail to achieve year 2000 compliance, the supply of product to the Company may be interrupted resulting in possible lost revenue to the Company due to its inability to supply finished product to its customers. If such interruptions were prolonged, it could have a material adverse effect on the Company. The Company intends to consider contingency plans to address the risk its principal suppliers will not be year 2000 compliant during fiscal 1999.


"Safe" Harbor Statement under the Private Securities Litigation Reform Act of
1995

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





February 11, 1999








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





February 11, 1999







                                           VICON INDUSTRIES, INC.
                                           VICON INDUSTRIES, INC.






Kenneth M. Darby                           Arthur D. Roche
Kenneth M. Darby                           Arthur D. Roche
President                                  Executive Vice President
Chief Executive Officer                    Chief Financial Officer