Form 10-K/A
period 1998-09-30
VICON INDUSTRIES INC /NY/
filed 1999-04-12
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-K/A
                               AMENDMENT NO.1

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

The undersigned registrant hereby amends Item 7, Item 11, Item 13 and Item 14(a)1 of its Form 10-K for the fiscal year ended September 30, 1998, as filed with the Securities and Exchange Commission on December 28, 1998, to read in their entirety as follows:


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

Market Risk Factors

The Company is exposed to various financial market risks, including changes in foreign currency exchange rates and interest rates. The Company does not use currency derivatives or other financial instruments for trading or speculative purposes.

The Company enters into forward exchange contracts to hedge certain foreign currency exposures and minimize the effect of such fluctuations on reported earnings and cash flow (see "Foreign Currency Activity" and Note 1 "Derivative Instruments" and "Fair Value of Financial Instruments" to the accompanying financial statements). Such exposures include British Pound denominated intercompany sales to the Company's U.K. subsidiary and Japanese Yen denominated product purchases from suppliers. The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant. At September 30, 1998, a 10% movement in the levels of foreign currency exchange rates against the U.S. dollar would result in a $230,000 increase or decrease in the fair value of such financial instruments. At September 30, 1997, such movement would result in a $135,000 increase or decrease in the fair value of such financial instruments.

At September 30, 1998, the Company had $7.2 million of outstanding floating rate bank debt and corresponding interest rate swap agreements which effectively convert the foregoing floating rate debt to stated fixed rates (see "Note 6. Long-Term Debt" to the accompanying financial statements). Thus, the Company has substantially no net interest rate exposures on these instruments.

Inflation

The impact of inflation on the Company has lessened in recent years as the rate of inflation remains low. However, inflation continues to increase costs to the Company. As operating expenses and production costs increase, the Company seeks price increases to its customers to the extent permitted by market conditions.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

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


                             SUMMARY COMPENSATION TABLE



                                                                           Long-Term Compensation
                                                                     -----------------------------------
                                                                       Awards                    Payouts
                                                                     ------------------------   --------
                                    Annual Compensation              Restricted    Securities
Name and                                              All Other        Stock       Underlying     LTIP
Principal Position  Year   Salary ($)   Bonus ($)    Compensation      Award       Options (#)   Payouts

Kenneth M. Darby    1998    $225,000   $297,525 (1)  $  3,000 (3)    $344,640 (4)      -            -
 Chief Executive    1997     225,000     84,017 (1)     3,000 (3)        -           58,000         -
  Officer           1996     195,000     31,750 (2)     3,000 (3)        -           95,000         -

Arthur D. Roche     1998     170,000    160,206 (1)       -              -             -            -
 Executive          1997     170,000     45,240 (1)       -              -           35,000         -
  Vice President    1996     150,000     15,875 (2)       -              -           25,000         -


(1) Represents cash bonus equal to 4.55% and 2.45% of the sum of consolidated pre-tax income and provision for officers' bonuses for Mr. Darby and Mr. Roche, respectively, which bonus formula was adopted for years 1998 and 1997 by the Board of Directors upon the recommendation of its Compensation Committee.

(2) Represents bonus in the form of 16,933 and 8,467 shares of Common Stock issued from Treasury to Mr. Darby and Mr. Roche, respectively.

(3) Represents life insurance policy payment.

(4) Represents deferred compensation benefit of 45,952 shares of Common Stock held by the Company in Treasury which vests upon the expiration of Mr. Darby's employment agreement in October 2003, or earlier upon certain occurrences including his death, involuntary termination or a change in control of the Company. The value of such stock is based on the fair market value on the date of grant. At September 30, 1998, the quoted market value of such shares approximated $327,000. No dividends can be paid on such shares.

Stock Options

There were no option grants during fiscal year 1998.



               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION VALUES


                                                   At September 30, 1998
                                                -----------------------------
                                                 Number of
                    Number of                    Securities       Value of
                     Shares                      Underlying     Unexercisable
                    Acquired       Value        Unexercisable   In-the-Money
     Name          On Exercise  Realized (1)     Options (2)     Options (3)
-----------------  -----------  ------------    -------------   -------------
Kenneth M. Darby      55,400       $257,725         23,200        $102,800

Arthur D. Roche       20,500       $ 93,688         14,000        $ 62,500




(1) Calculated based on the difference between the closing quoted market prices per share at the dates of exercise and the exercise prices.

(2) No options were exercisable by the above named officers at September 30, 1998.

(3) Calculated based on the difference between the closing quoted market price ($7.125) and the exercise price.

Employment Agreements

      Mr. Darby and Mr. Roche have each entered into employment agreements with the Company that provide for annual salaries of $275,000 and $180,000, respectively, through 2003 and 1999, respectively. Each of these agreements provides for payment in an amount up to three times their average annual compensation for the previous five years if there is a change in control of the Company without Board of Director approval (as defined in the agreements). In addition, Messrs. Darby and Roche are eligible to receive cash bonuses based on performance of the Company. In 1999, their bonus arrangements provide for cash bonuses equal to 3.25% and 1.75%, respectively, of the sum of consolidated pre-tax income and provision for officers' bonuses, which bonus formula was adopted by the Board of Directors upon the recommendation of its Compensation Committee. Mr. Darby's agreement also provides for an additional deferred compensation benefit of 16,565 shares of Common Stock held by the Company in treasury. Such benefit vests upon the expiration of his employment agreement in October 2003, or earlier upon certain occurrences including his death, involuntary termination or a change in control of the Company. The market value of such benefit approximated $112,000 at the date of grant.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company and Chugai Boyeki Company, Ltd. (Chugai), a Japanese corporation which beneficially owns 11.5% of the outstanding shares of the Company, have been conducting business with each other for approximately nineteen years. During this period, Chugai has served as a lender, a product supplier and sourcing agent, and a private label reseller of the Company's products. Historically, Chugai has provided a significant amount of funding to the Company in the form of extended accounts payable related to product purchases. In 1998, the Company incurred approximately $427,000 in interest expense at the U.S. prime rate of 8.5% on amounts it owed to Chugai with respect to extended accounts payable. In the second half of 1998, all extended accounts payable were repaid with proceeds from the May 1998 public offering and July 1998 bank term loan agreement. Chugai also acts as the Company's sourcing agent for the purchase of certain video products. In 1998, the Company purchased approximately $5.3 million of video products from or through Chugai. Chugai has the exclusive right to sell Vicon brand products in Japan and competes with the Company in various markets, principally in the sale of video products and systems. Additionally, the Company sells certain finished products to Chugai under private label for resale in Europe and Russia. Sales of all products to Chugai were $4.1 million in 1998. Kazuyoshi Sudo, a director of the Company and of Chugai, is Chief Executive Officer of Chugai Boyeki (America) Corp., a U.S. subsidiary of Chugai.

Mr. Chu S. Chun, a director who has beneficial voting control over 4.3% of the Common Stock of the Company, also owns Chun Shin Industries, Inc. (CSI). CSI is the Company's 50% partner in Chun Shin Electronics, Inc., (CSE), a joint venture company that manufactures and assembles certain Vicon products in South Korea. Mr. Chun is the President and has operating control of CSE. In 1998, CSE sold approximately $8.0 million of products to the Company through International Industries, Inc. (I.I.I.), a U.S.-based company controlled by Mr. Chun. I.I.I. arranges the importation of, and provided short-term financing through April 1998 on, all the Company's product purchases from CSE. Such short-term financing was at a rate of 2% of the net invoice price covering the 30 day average period of importation from Korea. CSE also sold approximately $748,000 of products to CSI, which resells the Company's products in South Korea. In addition, I.I.I. purchased approximately $344,000 of products directly from the Company during 1998 for resale to CSI. Although the Company believes its relationships with CSE, CSI and I.I.I. have been beneficial to the Company on an overall basis, the terms provided to the Company by I.I.I. for importation financing may be less favorable than those the Company may be able to obtain from unaffiliated third parties.

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


ITEM 14(a)1 - FINANCIAL STATEMENTS


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

                      VICON INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                            September 30, 1998 and 1997

ASSETS                                                 1998             1997
------                                                 ----             ----
Current Assets:
  Cash                                             $ 4,854,557       $  287,580
  Accounts receivable (less allowance of
   $694,000 in 1998 and $493,000 in 1997)           12,758,080        9,578,297
  Inventories:
    Parts, components, and materials                 2,944,303        3,399,133
    Work-in-process                                  2,374,769        2,046,174
    Finished products                               12,079,335       11,188,217
                                                   -----------      -----------
                                                    17,398,407       16,633,524
  Deferred income taxes                              1,079,736            -
  Prepaid expenses                                     332,241          307,580
                                                   -----------      -----------
                 Total current assets               36,423,021       26,806,981
Property, plant and equipment:
   Land                                              1,204,498          299,698
   Buildings and improvements                        4,185,298        1,653,503
   Machinery, equipment, and vehicles                7,312,594        6,409,729
                                                   -----------      -----------
                                                    12,702,390        8,362,930
   Less accumulated depreciation and amortization    5,565,352        4,870,717
                                                   -----------      -----------
                                                     7,137,038        3,492,213
Deferred income taxes                                  116,973            -
Other assets                                           709,369          900,417
                                                   -----------       ----------
                                                   $44,386,401      $31,199,611
                                                   ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Borrowings under revolving credit agreement      $   634,388      $   169,006
  Current maturities of long-term debt               1,179,367          515,092
  Accounts payable:
    Related party                                      652,487        7,146,985
    Other                                            2,481,018        1,407,917
  Accrued compensation and employee benefits         1,955,462        1,109,539
  Accrued expenses                                   1,316,855        1,002,131
  Income taxes payable                                 561,173          105,188
                                                   -----------      -----------
                 Total current liabilities           8,780,750       11,455,858
Long-term debt:
  Banks and other                                    7,001,819        6,904,368
  Related party                                          -            1,440,000
Other long-term liabilities                            767,528          485,402
Commitments and contingencies - Note 11
Shareholders' equity
  Common stock, par value $.01 per share
    authorized - 10,000,000 shares
    issued 4,534,710 and 3,047,060 shares               45,347           30,470
  Capital in excess of par value                    20,947,515        9,868,063
  Retained earnings                                  7,090,888        1,280,907
                                                   -----------      -----------
                                                    28,083,750       11,179,440
  Less treasury stock at cost, 62,517 shares
    in 1998 and 45,952 shares in 1997                 (409,687)        (298,686)
  Foreign currency translation adjustment              162,241           33,229
                                                   -----------      -----------
                Total shareholders' equity          27,836,304       10,913,983
                                                   -----------      -----------
                                                   $44,386,401      $31,199,611
                                                   ===========      ===========

  See accompanying notes to consolidated financial statements

                               VICON INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        Fiscal Years Ended September 30, 1998, 1997, and 1996


                                                                                         Foreign      Total
                                                      Capital in  Retained               currency     share-
                                            Common    excess of   earnings    Treasury   translation  holders'
                                 Shares     Stock     par value   (deficit)    Stock     adjustment   equity


    Balance September 30, 1995   2,788,228  $27,882 $ 9,396,890  $ (583,789) $(82,901)  $ (125,056)  $8,633,026


    Foreign currency
      translation adjustment         -          -           -          -          -          8,607        8,607
    Exercise of stock options       14,500      145      26,199        -          -            -         26,344
    Net income                       -          -          -        300,178       -            -        300,178
                                 ---------  ------- -----------  ----------  --------   ----------    ---------
    Balance September 30, 1996   2,802,728  $28,027 $ 9,423,089  $ (283,611) $(82,901)  $ (116,449)  $8,968,155


    Foreign currency
      translation adjustment         -          -           -           -         -        149,678      149,678
    Stock bonus awarded from
      treasury                       -          -       (28,926)        -      82,901          -         53,975
    Exercise of stock options      244,332    2,443     473,900         -    (298,686)         -        177,657
    Net income                       -          -          -      1,564,518       -            -      1,564,518
                                 ---------  ------- -----------  ---------- ----------    --------  -----------
    Balance September 30, 1997   3,047,060   30,470   9,868,063   1,280,907  (298,686)      33,229   10,913,983


    Foreign currency
      translation adjustment         -          -           -           -         -        129,012      129,012
    Common stock offering, net
      of issuance costs          1,371,200   13,712  10,787,204         -         -            -     10,800,916
    Exercise of stock options      116,450    1,165     253,063         -    (111,001)         -        143,227
    Tax benefit from exercise
      of stock options               -          -        39,185         -         -            -         39,185
    Net income                       -          -          -      5,809,981       -            -      5,809,981
                                 ---------  ------- -----------  ---------- ----------  ----------  -----------
    Balance September 30, 1998   4,534,710  $45,347 $20,947,515  $7,090,888 $(409,687)  $  162,241  $27,836,304
                                 =========  ======= ===========  ========== =========   ==========  ===========





                See accompanying notes to consolidated financial statements.

                             VICON INDUSTRIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
              Fiscal Years Ended September 30, 1998, 1997 and 1996

                                                     1998           1997           1996
                                                     ----           ----           ----
Cash flows from operating activities:
 Net income                                      $ 5,809,981    $ 1,564,518   $    300,178
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                     788,349        783,859        699,211
   Amortization of deferred gain
     on sale and leaseback                              -          (433,993)      (332,100)
   Deferred income taxes                          (1,196,709)          -              -
   Stock bonus award                                    -            53,975           -
   Foreign exchange gain                                -           (39,896)       (41,908)
 Change in assets and liabilities:
  Accounts receivable                             (3,187,475)      (820,556)      (122,162)
  Inventories                                       (382,087)    (1,880,543)    (2,593,382)
  Prepaid expenses                                   (10,068)       230,371       (218,762)
  Other assets                                       228,772          4,910         67,780
  Accounts payable                                  (403,060)    (1,355,267)     1,127,355
  Accrued compensation and employee benefits         842,476        731,397        (68,793)
  Accrued expenses                                   188,370        144,276       (391,557)
  Income taxes payable                               450,979         14,762          7,517
  Other liabilities                                  179,256        (19,374)       (45,833)
                                                 -----------    -----------    -----------
  Net cash provided by (used in)
         operating activities                      3,308,784     (1,021,561)    (1,612,456)
                                                 -----------    -----------     ----------

Cash flows from investing activities:
    Capital expenditures, net of
      minor disposals                             (4,231,674)      (925,024)      (482,111)
    Acquisition, net of cash acquired               (158,925)          -              -
                                                 -----------    -----------     ----------
        Net cash used in
          investing activities                    (4,390,599)      (925,024)      (482,111)
                                                 -----------    -----------    -----------

Cash flows from financing activities:
    (Decrease) increase in borrowings
      under U.S. bank credit agreement            (6,003,416)     1,860,518      4,142,898
    Repayments of U.S. revolving
      credit agreement                                  -              -        (2,800,000)
    Net proceeds from sale of common stock        10,800,916           -              -
    Proceeds from exercise of
      stock options                                  143,227        177,657         26,344
    Increase (decrease) in borrowings
      under U.K. revolving credit agreement          443,596       (831,275)        57,251
    (Decrease) increase in interest-bearing
      accounts payable to related party           (5,031,919)       627,693        (81,902)
    Borrowings under U.S. term loan                4,500,000           -              -
    Borrowings under U.S. mortgage loan            2,900,000           -              -
    Borrowings under U.K. term loan                     -           810,000           -
    Repayments of term loan to related party      (1,800,000)      (200,000)          -
    Repayments of long-term debt                    (310,692)      (480,392)      (220,625)
                                                 -----------      ---------     ----------
        Net cash provided by
         financing activities                      5,641,712      1,964,201      1,123,966
                                                 -----------      ---------     ----------

Effect of exchange rate changes on cash                7,080         64,088         24,627
                                                 -----------      ---------     ----------
Net increase (decrease) in cash                    4,566,977         81,704       (945,974)
Cash at beginning of year                            287,580        205,876      1,151,850
                                                 -----------      ---------     ----------
Cash at end of year                              $ 4,854,557      $ 287,580     $  205,876
                                                 ===========      =========     ==========
Non-cash investing and financing activities:
   Capital lease obligations                            -        $  276,624           -

Cash paid during the fiscal
  year for:
   Income taxes                                  $    64,523     $   29,203     $   78,121
   Interest                                      $ 1,265,243     $1,118,963     $  888,061


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

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled (see Note 5).

Derivative Instruments

The Company's derivative financial instruments consist of foreign currency forward exchange contracts and interest rate swap agreements. The Company enters into forward exchange contracts to hedge intercompany accounts receivable with its U.K. subsidiary and Japanese Yen denominated trade accounts payable liabilities due inventory suppliers. The forward exchange contracts have maturities of less than one year and require the Company to exchange currencies at specified dates and rates. Gains and losses on these contracts are recorded in cost of sales generally when incurred.

The Company entered into interest rate swap agreements with its bank to effectively convert its floating rate long-term debt to fixed interest rates (see Note 6). Such agreements mature in the same amounts and over the same periods as the related debt. Outstanding notional amounts under such agreements approximated $7.2 million at September 30, 1998. Gains and losses on these contracts are recorded in interest expense when incurred.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value of certain financial instruments. The carrying amounts for accounts and other receivables, accounts payable and accrued expenses approximate fair value because of the short-term maturity of these instruments. The carrying amounts of the Company's long-term debt approximate fair value. The aggregate termination liability on the Company's interest rate swap agreements at September 30, 1998 would have approximated $301,000. This value represents the estimated amount the Company would have to pay to terminate such agreements before maturity, principally resulting from market interest rate decreases. The fair value of forward exchange contracts is estimated by obtaining quoted market prices. The contracted exchange rates on committed forward exchange contracts at September 30, 1998 and 1997 approximated market rates for similar term contracts (see Note 11).

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

In July 1998, the Company increased its interest to 60% in Vicon Industries (H.K.) Ltd. for approximately $197,000 in cash. The acquisition was accounted for as a purchase with the assets, liabilities and operations of the acquired business being consolidated with those of the Company since the acquisition date. The excess cost over the fair value of net assets acquired and the results of operations for this subsidiary for fiscal 1998 were not material.

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


NOTE 5.  Income Taxes

The components of income tax expense for the fiscal years indicated are as follows:


                           1998          1997           1996
                           ----          ----           ----



      Federal        $    (515,000)  $    24,000     $      -
      State                380,000         5,000            -
      Foreign              135,000        53,000           85,000
                     -------------   -----------    -------------
                     $       -       $    82,000    $      85,000
                     =============   ===========    =============

A reconciliation of the U.S. statutory tax rate to the Company's effective tax rate follows:

                              1998                 1997                   1996
                              ----                 ----                   ----

                          Amount   Percent    Amount    Percent     Amount   Percent

U.S. statutory tax     $ 1,975,000    34.0%   $ 560,000   34.0%    $ 131,000   34.0%
Change in valuation
  allowance             (2,560,000)  (44.0)    (467,000) (28.3)      (56,000) (14.5)
State tax, net of
  federal benefit          251,000     4.3         -        -           -        -
Other                      334,000     5.7      (11,000)  (0.7)       10,000    2.6
                       -----------   ------   ---------  ------    ---------  -----
   Effective Tax Rate  $     -          - %   $  82,000    5.0%    $  85,000   22.1%
                       ===========   ======   =========  ======    =========  ======




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

NOTE 6.  Long-Term Debt

Long-term debt is comprised of the following at September 30, 1998 and 1997:
                                                 1998               1997
                                                 ----               ----
Banks and other:
  U.S. bank credit and security agreement     $    -             $6,003,416
  U.S. bank term loan                          4,425,000              -
  U.S. bank mortgage loan                      2,820,900              -
  U.K. bank term loan                            729,584            776,250
  Capital lease obligations                      205,702            279,794
                                              ----------         ----------
                                               8,181,186          7,059,460
  Less installments due within one year        1,179,367            155,092
                                              ----------         ----------

                                              $7,001,819         $6,904,368
                                              ==========         ==========

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

Changes in outstanding stock options for the three years ended September 30, 1998 are as follows:

                                    Weighted
                                    Number             Average
                                    of                 Exercise
                                    Shares             Price
------------------------------------------------------------
Balance - September 30, 1995        299,661            $2.01
Options granted                     245,397            $1.72
Options exercised                   (14,500)           $1.82
Options forfeited                   (85,909)           $2.13
------------------------------------------------------------
Balance - September 30, 1996        444,649            $1.83
Options granted                     241,000            $2.77
Options exercised                  (244,332)           $1.95
Options forfeited                   (21,820)           $2.35
------------------------------------------------------------
Balance - September 30, 1997        419,497            $2.27
Options granted                      48,250            $6.98
Options exercised                  (116,450)           $2.18
Options forfeited                    (1,400)           $6.50
------------------------------------------------------------
Balance - September 30, 1998        349,897            $2.94
Price range $1.69 - $2.49
  (weighted-average contractual     158,397            $1.85
   life of 1.7 years)
Price range $2.50 - $7.00
  (weighted-average contractual     191,500            $3.84
   life of 3.7 years)
------------------------------------------------------------
Exercisable options -
  September 30, 1996                289,471            $1.89
  September 30, 1997                149,838            $1.96
  September 30, 1998                253,123            $2.47
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

In connection with the public offering, the Company granted the Underwriters warrants to purchase up to 145,000 shares of Common Stock. The warrants are exercisable at any time commencing May 1999 through May 2003 at a price of $10.50 per share.

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

In  October  1997 and 1998,  the  Company's  Chief  Executive  Officer  was
provided a deferred compensation benefit of 45,952 and 16,565 shares, respectively, of common stock currently held by the Company in treasury. Such shares vest upon the expiration of the executive's employment agreement in October 2003, or earlier under certain occurrences including his death, involuntary termination or a change in control of the Company. The market value of such shares approximated $456,000 at the date of agreement, which is being amortized on the straight-line method over the term of the employment agreement.

Sales to customers from the Company's U.K. subsidiary are denominated in British pounds sterling. The Company attempts to minimize its currency exposure on these sales through the purchase of forward exchange contracts to cover its billings to this subsidiary. These contracts generally involve the exchange of one currency for another at a future date and specified exchange rate. At September 30, 1998 and 1997, the Company had approximately $2,200,000 and $1,350,000, respectively, of outstanding forward exchange contracts to sell British pounds. Such contracts have maturities of less than one year.

The Company's purchases of Japanese sourced products through Chugai Boyeki Co., Ltd., a related party, are denominated in Japanese yen. At September 30, 1998 and 1997, the Company did not have any forward exchange contracts to purchase Japanese yen.

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

                       VICON INDUSTRIES, INC. AND SUBSIDIARIES
                            QUARTERLY FINANCIAL DATA

(Unaudited)



                                                           Earnings Per Share
                                                           ------------------
  Quarter          Net            Gross           Net
   Ended          Sales           Profit         Income      Basic     Diluted
  -------         -----           ------         ------      -----     -------


Fiscal 1998
December       $14,874,000      $4,628,000    $ 1,009,000   $ .34       $ .31
March           14,731,000       4,826,000      1,154,000     .38         .35
June            16,106,000       5,451,000      1,575,000     .40         .38
September       17,599,000       5,927,000      2,072,000     .46         .44
               -----------     -----------    -----------   -----       -----
 Total         $63,310,000     $20,832,000    $ 5,810,000   $1.61       $1.50
               ===========     ===========    ===========   =====       =====



Fiscal 1997
December       $11,298,000      $3,181,000    $   215,000   $ .08       $ .08
March           12,328,000       3,392,000        166,000     .06         .06
June            13,726,000       3,910,000        543,000     .19         .18
September       14,167,000       3,992,000        641,000     .23         .20
               -----------     -----------    -----------   -----       -----
Total          $51,519,000     $14,475,000    $ 1,565,000   $ .56       $ .52
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

VICON INDUSTRIES, INC.

By Kenneth M. Darby         By Arthur D. Roche            By John M. Badke
   -----------------------     -------------------------     ------------------
Kenneth M. Darby            Arthur D. Roche               John M. Badke
President                   Executive Vice President      V.P. Finance
(Chief Executive Officer)   (Chief Financial Officer)     (Chief Acctg. Officer)

April 12, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

VICON INDUSTRIES, INC.


Donald N. Horn                                         April 12, 1999
---------------------                                  --------------
Donald N. Horn            Chairman of the Board        Date

Kenneth M. Darby          Director                     April 12, 1999
---------------------                                  --------------
Kenneth M. Darby                                       Date

Arthur D. Roche           Director                     April 12, 1999
---------------------                                  --------------
Arthur D. Roche                                        Date

Peter F. Barry            Director                     April 12, 1999
---------------------                                  --------------
Peter F. Barry                                         Date

Chu S. Chun                                            April 12, 1999
---------------------                                  --------------
Chu S. Chun               Director                     Date

Milton F. Gidge                                        April 12, 1999
---------------------                                  --------------
Milton F. Gidge           Director                     Date

Peter F. Neumann                                       April 12, 1999
---------------------                                  --------------
Peter F. Neumann          Director                     Date

W. Gregory Robertson                                   April 12, 1999
--------------------                                   --------------
W. Gregory Robertson      Director                     Date

Kazuyoshi Sudo                                         April 12, 1999
--------------------                                   --------------
Kazuyoshi Sudo            Director                     Date

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICON INDUSTRIES, INC.


By                         By                            By
   ----------------------    ------------------------     --------------------
Kenneth M. Darby             Arthur D. Roche              John M. Badke
President                    Executive Vice President     V.P. Finance
(Chief Executive Officer)    (Chief Financial Officer)    (Chief Acctg.Officer)

April 12, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

VICON INDUSTRIES, INC.


                                                       April 12, 1999
--------------------                                   --------------
Donald N. Horn            Chairman of the Board        Date


                          Director                     April 12, 1999
--------------------                                   --------------
Kenneth M. Darby                                       Date


                          Director                     April 12, 1999
--------------------                                   --------------
Arthur D. Roche                                        Date


                          Director                     April 12, 1999
--------------------                                   --------------
Peter F. Barry                                         Date


                                                       April 12, 1999
--------------------                                   --------------
Chu S. Chun               Director                     Date


                                                       April 12, 1999
--------------------                                   --------------
Milton F. Gidge           Director                     Date


                                                       April 12, 1999
--------------------                                   --------------
Peter F. Neumann          Director                     Date


                                                       April 12, 1999
--------------------                                   --------------
W. Gregory Robertson      Director                     Date


                                                       April 12, 1999
--------------------                                   --------------
Kazuyoshi Sudo            Director                     Date