Form 10-Q
period 1999-03-31
VICON INDUSTRIES INC /NY/
filed 1999-05-13
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549

                                   FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934



For Quarter Ended  March 31, 1999               Commission File No.  1-7939
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


                               Yes    X        No


At March 31, 1999, the registrant had outstanding 4,515,118 shares of Common Stock, $.01 par value.

                        PART I - FINANCIAL INFORMATION

                    VICON INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                 Three Months Ended

                                            3/31/99                3/31/98

Net sales.............................    $17,500,615            $14,730,905
Cost of sales.........................     11,605,142              9,904,902
                                          -----------            -----------

  Gross profit........................      5,895,473              4,826,003

Operating expenses:
    Selling expense...................      2,860,819              2,208,008
    General & administrative expense..      1,117,023              1,023,929
                                           ----------             ----------
                                            3,977,842              3,231,937
                                           ----------             ----------

  Operating income....................      1,917,631              1,594,066

Interest expense......................        149,360                355,034
Interest income.......................        (42,807)                 -
                                          -----------            -----------

    Income before income taxes........      1,811,078              1,239,032
Income tax expense....................        650,000                 85,000
                                          -----------           ------------
    Net income........................    $ 1,161,078            $ 1,154,032
                                          ===========           ============



Earnings per share:

            Basic                         $   .26                $   .38
                                              ===                    ===

            Diluted                       $   .25                $   .35
                                              ===                    ===

Shares used in computing earnings per share:

            Basic                          4,506,931              3,045,210

            Diluted                        4,713,487              3,335,835




See Notes to Condensed Consolidated Financial Statements.

                        PART I - FINANCIAL INFORMATION

                    VICON INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                   Six Months Ended

                                            3/31/99                3/31/98

Net sales.............................    $34,628,342            $29,605,105
Cost of sales.........................     23,124,111             20,150,426
                                          -----------            -----------

  Gross profit........................     11,504,231              9,454,679

Operating expenses:
    Selling expense...................      5,662,995              4,400,962
    General & administrative expense..      2,122,689              2,046,882
                                           ----------             ----------
                                            7,785,684              6,447,844
                                           ----------             ----------

  Operating income....................      3,718,547              3,006,835

Interest expense......................        302,386                693,830
Interest income.......................        (90,316)                 -
                                          -----------            -----------

    Income before income taxes........      3,506,477              2,313,005
Income tax expense....................      1,285,000                150,000
                                          -----------           ------------
    Net income........................    $ 2,221,477            $ 2,163,005
                                          ===========           ============



Earnings per share:

            Basic                         $   .49                $   .72
                                              ===                    ===

            Diluted                       $   .47                $   .65
                                              ===                    ===

Shares used in computing earnings per share:

            Basic                          4,491,352              3,022,917

            Diluted                        4,702,484              3,314,038




See Notes to Condensed Consolidated Financial Statements.

                   VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


ASSETS                                               3/31/99       9/30/98


CURRENT ASSETS
Cash............................................  $  3,063,424  $  4,854,557
Accounts receivable, net........................    12,824,089    12,758,080
Inventories:
  Parts, components, and materials..............     3,697,039     2,944,303
  Work-in-process...............................     4,335,696     2,374,769
  Finished products.............................    11,878,043    12,079,335
                                                   -----------   -----------
                                                    19,910,778    17,398,407
Deferred income taxes...........................     1,292,736     1,079,736
Prepaid expenses................................       423,015       332,241
                                                   -----------   -----------
TOTAL CURRENT ASSETS............................    37,514,042    36,423,021
--------------------

Property, plant and equipment...................    12,945,041    12,702,390
Less accumulated depreciation and amortization..    (5,958,532)   (5,565,352)
                                                   -----------   -----------
                                                     6,986,509     7,137,038
Deferred income taxes...........................       116,973       116,973
Other assets....................................       929,667       709,369
                                                   -----------   -----------

TOTAL ASSETS....................................   $45,547,191   $44,386,401
------------                                       ===========   ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Revolving credit borrowings.....................   $   598,917   $   634,388
Current maturities of long-term debt............     1,184,120     1,179,367
Accounts payable................................     3,594,671     3,133,505
Accrued compensation and employee benefits......     1,345,075     1,955,462
Accrued expenses................................     1,523,441     1,316,855
Income taxes payable............................       307,064       561,173
                                                    ----------    ----------
TOTAL CURRENT LIABILITIES                            8,553,288     8,780,750
-------------------------

Long-term debt..................................     6,375,137     7,001,819
Other long-term liabilities.....................       749,771       767,528

SHAREHOLDERS' EQUITY
Common stock, par value $.01....................        45,776        45,347
Capital in excess of par value..................    21,042,031    20,947,515
Retained earnings...............................     9,312,365     7,090,888
                                                  ------------   -----------
                                                    30,400,172    28,083,750
Less treasury stock at cost, 62,517 shares......      (409,687)     (409,687)
Foreign currency translation adjustment.........      (121,490)      162,241
                                                  ------------   -----------
TOTAL SHAREHOLDERS' EQUITY                          29,868,995    27,836,304
--------------------------                        ------------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......   $45,547,191   $44,386,401
------------------------------------------        ============   ===========



See Notes to Condensed Consolidated Financial Statements.

                   VICON INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                         Six Months Ended

                                                      3/31/99        3/31/98

Cash flows from operating activities:
  Net income.....................................  $ 2,221,477   $  2,163,005
  Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
    Depreciation and amortization................      428,747        357,395
    Deferred income taxes........................     (213,000)         -
    Change in assets and liabilities:
      Accounts receivable........................     (163,869)    (1,540,049)
      Inventories................................   (2,590,922)       228,621
      Prepaid expenses...........................      (99,226)       (65,726)
      Other assets...............................     (220,298)       (34,088)
      Accounts payable...........................      472,704        733,348
      Accrued compensation and employee benefits.     (606,570)       (12,178)
      Accrued expenses...........................      216,329         30,427
      Income taxes payable.......................     (246,941)       126,417
      Other liabilities..........................      (17,757)       (24,827)
                                                   ------------   ------------
       Net cash (used in) provided by
          operating activities...................     (819,326)     1,962,345
                                                   ------------   -----------

Cash flows from investing activities:
    Capital expenditures.........................     (360,743)    (3,847,399)
                                                   ------------   ------------
       Net cash used in investing activities.....     (360,743)    (3,847,399)
                                                   ------------   ------------

Cash flows from financing activities:
    Decrease in revolving credit borrowings......       (1,932)    (1,188,346)
    Borrowings under mortgage and term loans.....        -          2,900,000
    Increase in interest-bearing accounts
      payable to related party...................        -             99,512
    Proceeds from exercise of stock options......       94,945         46,124
    Repayments of U.S. term loan.................     (450,000)         -
    Repayments of other debt.....................     (134,304)      (102,169)
                                                   ------------   ------------
       Net cash (used in) provided by
          financing activities...................     (491,291)     1,755,121
                                                   ------------   -----------
Effect of exchange rate changes on cash..........     (119,773)       (58,244)
                                                   ------------   ------------

Net decrease in cash.............................   (1,791,133)      (188,177)
Cash at beginning of year........................    4,854,557        287,580
                                                   ------------   -----------
Cash at end of period............................  $ 3,063,424    $    99,403
                                                   ============   ===========



See Notes to Condensed Consolidated Financial Statements.

                   VICON INDUSTRIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                March 31, 1999


Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1998.

Note 2:  Earnings per Share

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" the Company is required to present basic and diluted earnings per share (EPS). Basic EPS are computed based on the weighted average number of shares outstanding for the period. Diluted EPS reflect the maximum dilution that would have resulted from the exercise of stock options and incremental shares issuable under a deferred compensation agreement. The following table provides the components of the basic and diluted earnings per share (EPS) computations for the three month and six month periods ended March 31, 1999 and 1998:


                                  Three Months               Six Months
                                 Ended March 31,           Ended March 31,
                                1999         1998         1999         1998
                                   (Unaudited)               (Unaudited)

Basic EPS Computation
Net income.................. $1,161,078   $1,154,032   $2,221,477   $2,163,005

Weighted average
 shares outstanding.........  4,506,931    3,045,210    4,491,352    3,022,917

Basic earnings per share.... $      .26   $      .38   $      .49   $      .72
                             ==========   ==========   ==========   ==========

Diluted EPS Computation
Net income.................. $1,161,078   $1,154,032   $2,221,477   $2,163,005

  Weighted average
   shares outstanding.......  4,506,931    3,045,210    4,491,352    3,022,917
  Stock options.............    193,877      278,124      201,003      284,694
  Stock compensation
   arrangement..............     12,679       12,501       10,129        6,427
                             ----------   ----------   ----------   ----------

Diluted shares outstanding..  4,713,487    3,335,835    4,702,484    3,314,038

Diluted earnings per share.  $      .25   $      .35   $      .47   $      .65
                             ==========   ==========   ==========   ==========

Note 3:   Comprehensive Income

Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements. The Company's total comprehensive income for the three month and six month periods ended March 31, 1999 and 1998 was as follows:

                                  Three Months               Six Months
                                 Ended March 31,           Ended March 31,
                                 1999        1998         1999        1998
                                    (Unaudited)              (Unaudited)

Net income..................  $1,161,078  $1,154,032   $2,221,477  $2,163,005

Other comprehensive income
 (loss), net of tax:
    Change in equity due to
     foreign currency
     translation adjustments    (152,038)     41,039     (283,731)     49,454
                              ----------  ----------   ----------  ----------

Comprehensive income........  $1,009,040  $1,195,071   $1,937,746  $2,212,459
                              ==========  ==========   ==========  ==========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations
Three Months Ended March 31, 1999 Compared with March 31, 1998


Net sales for the quarter ended March 31, 1999 increased $2.8 million or 19% to $17.5 million compared with $14.7 million in the year ago period. The sales growth was experienced in the U.S. as sales increased $3.4 million or 33% to $13.8 million principally as a result of system sales supplied under a contract with the U.S. Postal Service. International sales declined $.6 million or 14% to $3.7 million due principally to lower sales in Asia.

Gross profit margins for the second quarter of 1999 increased to 33.7% compared with 32.8% in the year ago period. The margin improvement was primarily the result of a favorable sales mix, lower procurement costs and greater fixed cost absorption associated with the sales growth.

Operating expenses for the second quarter of 1999 were $4.0 million or 22.7% of net sales compared with $3.2 million or 21.9% of net sales in the year ago period. The increase was principally the result of higher selling expenses associated with the sales growth.

Operating income increased to $1.9 million for the second quarter of 1999 compared with $1.6 million in the year ago period principally as a result of increased sales and higher gross margins.

Interest expense decreased $206,000 to $149,000 for the second quarter of 1999 as $9.0 million of interest-bearing debt was repaid in May 1998 with the net proceeds from a secondary stock offering.

Income tax expense was $650,000 for the second quarter of 1999 compared with $85,000 in the year ago period. The current period reflects a normal income tax provision whereas U.S. taxable income in the year ago period was substantially reduced by the utilization of available federal and state net operating loss carryforwards.

As a result of the foregoing, net income was $1.2 million for the second quarter of 1999, unchanged from the year ago period. However, periods in 1998 benefitted from the utilization of net operating tax loss carryforwards which affect the comparability of operating results. Assuming the year ago period had incurred taxes at the same effective tax rate as the current year period, net income for the second quarter of 1998 would have been $794,000 ($.24 per share diluted) compared with $1.2 million ($.25 per share diluted) reported for the second quarter of 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations
Six Months Ended March 31, 1999 Compared with March 31, 1998


Net sales for the six months ended March 31, 1999 increased $5.0 million or 17% to $34.6 million compared with $29.6 million in the year ago period. The sales growth was experienced in the U.S. as sales increased $7.5 million or 39% to $27.0 million principally as a result of system sales supplied under a contract with the U.S. Postal Service. International sales declined $2.5 million or 25% to $7.6 million due principally to lower sales in Asia. The backlog of unfilled orders was $14.0 million at March 31, 1999 compared with $9.9 million at March 31, 1998.

Gross profit margins for the first six months of 1999 increased to 33.2% compared with 31.9% in the year ago period. The margin improvement was primarily the result of a favorable sales mix, lower procurement costs and greater fixed cost absorption associated with the sales growth.

Operating expenses for the first six months of 1999 were $7.8 million or 22.5% of net sales compared with $6.4 million or 21.8% of net sales in the year ago period. The increase was principally the result of higher selling expenses associated with the sales growth.

Operating income increased to $3.7 million for the first six months of 1999 compared with $3.0 million in the year ago period principally as a result of increased sales and higher gross margins.

Interest expense decreased $391,000 to $302,000 for the first six months of 1999 as $9.0 million of interest-bearing debt was repaid in May 1998 with the net proceeds from a secondary stock offering.

Income tax expense was $1.3 million for the first six months of 1999 compared with $150,000 in the year ago period. The current period reflects a normal income tax provision whereas U.S. taxable income in the year ago period was substantially reduced by the utilization of available federal and state net operating loss carryforwards.

As a result of the foregoing, net income was $2.2 million for the first six months of 1999, unchanged from the year ago period. However, periods in 1998 benefitted from the utilization of net operating tax loss carryforwards which affect the comparability of operating results. Assuming the year ago period had incurred taxes at the same effective tax rate as the current year period, net income for the first six months of 1998 would have been $1.5 million ($.44 per share diluted) compared with $2.2 million ($.47 per share diluted) reported for the first six months of 1999.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Financial Condition

Net cash used in operating activities was $.8 million for the first six months of 1999. Net income for the period of $2.2 million was offset by an increase in inventory of $2.6 million to support new product production. Net cash used in investing activities was $.4 million for the first six months of 1999 due principally to capital expenditures for office equipment. Net cash used in financing activities was $.5 million for the first six months of 1999 due primarily to the scheduled repayments of bank term and mortgage loans. As a result of the foregoing, cash decreased by $1.8 million for the first six months of 1999 after the effect of exchange rate changes on cash.

The Company maintains a $7.5 million revolving credit facility with its bank which expires in July 2002, with an option to increase the facility to $9.5 million at any time through July 2000. Borrowings under the facility bear interest at the bank's prime rate minus 2% or, at the Company's option, LIBOR plus 90 basis points (5.75% and 5.84%, respectively, at March 31, 1999). At March 31, 1999, there were no borrowings outstanding under this agreement. The agreement contains restrictive covenants which, among other things, require the Company to maintain certain levels of earnings and ratios of debt service coverage and debt to tangible net worth.

In addition, the Company maintains a bank overdraft facility of 600,000 Pounds Sterling (approximately $966,000) in the U.K. to support local working capital requirements of Vicon U.K. At March 31, 1999, outstanding borrowings under this facility were $599,000.

The Company believes that cash flow from operations and funds available under its credit agreements will be sufficient to meet its anticipated operating, capital expenditures and debt service requirements for at least the next twelve months.

Year 2000

The Company's software-based products have been tested for year 2000 compliance and the Company believes that such products are year 2000 compatible. With respect to its own computer operating systems, the Company has completed the upgrade of its principal operating computer software to the most recent available revisions sold by its software suppliers, which the suppliers have represented to be year 2000 compliant. The Company believes that such upgrades will solve those year 2000 problems that could affect its operating software. The costs for such upgrades were not material. It is possible that certain computer systems or software products of the Company's customers or suppliers may experience year 2000 problems and that such problems could adversely affect the Company. The Company is in the process of assessing the status of its principal suppliers' year 2000 readiness and their plans to address problems that their computer systems may face in correctly processing date information as the year 2000 approaches. However, since the ultimate success of the Company's customers and suppliers to become compliant is largely outside of the Company's control, no assurances can be made that the Company will be unaffected by the year 2000.

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

ITEM 2 - CHANGES IN SECURITIES

         None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting was held on April 22, 1999.

         The following directors were elected at the meeting:

                    Kenneth M. Darby
                    Arthur D. Roche

         The terms of the following directors continued after the meeting:

                    Chu S. Chun
                    Milton F. Gidge
                    Peter F. Neumann
                    W. Gregory Robertson
                    Kazuyoshi Sudo

         The matters voted upon at the meeting and the results of each vote are as follows:

         Nominees for
         Directors:                          For                   Against

            Mr. Darby                     4,066,379                 33,015
            Mr. Roche                     4,013,079                 86,315

         Approval of the 1999
         Incentive Stock Option
         Plan, covering 100,000
         shares of Common Stock           3,735,573                363,821

         Approval of the 1999
         Non-Qualified Stock Option
         Plan, covering 100,000
         shares of Common Stock           3,711,013                388,388

         Ratification of Auditors         4,058,599                 40,796


ITEM 5 - OTHER INFORMATION

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         No Form 8-K was required to be filed during the current quarter.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





May 13, 1999








                                           VICON INDUSTRIES, INC.







Kenneth M. Darby                           Arthur D. Roche
Chairman and                               Executive Vice President
Chief Executive Officer                    Chief Financial Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





May 13, 1999







                                           VICON INDUSTRIES, INC.
                                           --------------------------
                                           VICON INDUSTRIES, INC.






Kenneth M. Darby                           Arthur D. Roche
--------------------------                 --------------------------
Kenneth M. Darby                           Arthur D. Roche
Chairman and                               Executive Vice President
Chief Executive Officer                    Chief Financial Officer