Form 10-Q
period 1999-06-30
VICON INDUSTRIES INC /NY/
filed 1999-08-13
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549

                                   FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934



For Quarter Ended  June 30, 1999                Commission File No.  1-7939
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


                               Yes    X        No


At June 30, 1999, the registrant had outstanding 4,560,742 shares of Common Stock, $.01 par value.

                        PART I - FINANCIAL INFORMATION

                    VICON INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                 Three Months Ended

                                            6/30/99                6/30/98

Net sales.............................    $19,493,092            $16,106,001
Cost of sales.........................     12,878,903             10,655,224
                                          -----------            -----------
  Gross profit........................      6,614,189              5,450,777
Operating expenses:
    Selling expense...................      3,138,201              2,376,629
    General & administrative expense..      1,259,465              1,194,222
                                            ---------              ---------
                                            4,397,666              3,570,851
                                            ---------              ---------


  Operating income....................      2,216,523              1,879,926

Interest expense......................        143,192                247,100
Interest income.......................        (32,519)               (16,651)
                                          -----------            -----------

    Income before income taxes........      2,105,850              1,649,477
Income tax expense....................        760,000                 75,000
                                          -----------           ------------
    Net income........................    $ 1,345,850            $ 1,574,477
                                          ===========           ============



Earnings per share:

            Basic                         $   .30                $   .40
                                              ===                    ===

            Diluted                       $   .28                $   .38
                                              ===                    ===

Shares used in computing earnings per share:

            Basic                          4,527,006              3,900,699

            Diluted                        4,733,794              4,162,632




See Notes to Condensed Consolidated Financial Statements.

                        PART I - FINANCIAL INFORMATION

                    VICON INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                  Nine Months Ended

                                            6/30/99                6/30/98

Net sales.............................    $54,121,434            $45,711,106
Cost of sales.........................     36,003,014             30,805,651
                                          -----------            -----------
  Gross profit........................     18,118,420             14,905,455

Operating expenses:
    Selling expense...................      8,801,196              6,777,591
    General & administrative expense..      3,382,154              3,241,103
                                           ----------             ----------
                                           12,183,350             10,018,694
                                           ----------             ----------

  Operating income....................      5,935,070              4,886,761

Interest expense......................        445,578                940,930
Interest income.......................       (122,835)               (16,651)
                                          -----------            -----------

    Income before income taxes........      5,612,327              3,962,482
Income tax expense....................      2,045,000                225,000
                                          -----------           ------------
    Net income........................    $ 3,567,327            $ 3,737,482
                                          ===========           ============



Earnings per share:

            Basic                         $   .79                $   1.13
                                              ===                    ====

            Diluted                       $   .76                $   1.04
                                              ===                    ====

Shares used in computing earnings per share:

            Basic                          4,503,237              3,315,510

            Diluted                        4,712,921              3,596,902




See Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

ASSETS                                               6/30/99       9/30/98

CURRENT ASSETS
Cash............................................  $  2,529,130  $  4,854,557
Accounts receivable, net........................    14,385,336    12,758,080
Inventories:
  Parts, components, and materials..............     3,548,770     2,944,303
  Work-in-process...............................     3,555,056     2,374,769
  Finished products.............................    13,629,900    12,079,335
                                                   -----------   -----------
                                                    20,733,726    17,398,407
Deferred income taxes...........................     1,433,736     1,079,736
Prepaid expenses................................       387,772       332,241
                                                   -----------   -----------
TOTAL CURRENT ASSETS............................    39,469,700    36,423,021
--------------------

Property, plant and equipment...................    13,266,571    12,702,390
 Less accumulated depreciation and amortization..   (6,160,713)   (5,565,352)
                                                    ----------    ----------
                                                     7,105,858     7,137,038
Deferred income taxes...........................       116,973       116,973
Other assets....................................       846,266       709,369
                                                   -----------   -----------
TOTAL ASSETS....................................   $47,538,797   $44,386,401
                                                   ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Revolving credit borrowings......................   $   572,435   $   634,388
 Current maturities of long-term debt............     1,186,479     1,179,367
Accounts payable.................................     3,399,448     3,133,505
 Accrued compensation and employee benefits......     1,987,897     1,955,462
Accrued expenses.................................     1,704,668     1,316,855
Income taxes payable.............................       290,133       561,173
                                                      ---------     ---------
 TOTAL CURRENT LIABILITIES                            9,141,060     8,780,750

Long-term debt..................................     6,065,615     7,001,819
Other long-term liabilities.....................     1,045,727       767,528

SHAREHOLDERS' EQUITY
Common stock, par value $.01....................        46,275        45,347
Capital in excess of par value..................    21,148,573    20,947,515
Retained earnings...............................    10,658,215     7,090,888
                                                  ------------   -----------
                                                    31,853,063    28,083,750
Less treasury stock at cost.....................      (446,245)     (409,687)
Foreign currency translation adjustment.........      (120,423)      162,241
                                                  ------------   -----------
TOTAL SHAREHOLDERS' EQUITY                          31,286,395    27,836,304
--------------------------                        ------------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......   $47,538,797   $44,386,401
------------------------------------------         ===========   ===========



See Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                         Nine Months Ended
                                                         -----------------
                                                      6/30/99        6/30/98
                                                      -------        -------
Cash flows from operating activities:
  Net income.....................................  $ 3,567,327    $ 3,737,482
  Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
    Depreciation and amortization................      644,736        568,129
    Deferred income taxes........................     (354,000)         -
    Change in assets and liabilities:
      Accounts receivable........................   (1,784,180)    (2,558,375)
      Inventories................................   (3,440,603)      (333,730)
      Prepaid expenses...........................      (63,818)        23,576
      Other assets...............................     (136,897)       122,096
      Accounts payable...........................      281,570        989,321
      Accrued compensation and employee benefits.       37,302        311,017
      Accrued expenses...........................      401,591        (26,287)
      Income taxes payable.......................     (263,971)       135,518
      Other liabilities..........................      278,199        (17,857)
                                                   ------------   ------------
       Net cash (used in) provided by
          operating activities...................     (832,744)      2,950,890
                                                     ---------   --------------

Cash flows from investing activities:
    Capital expenditures.........................     (724,433)     (4,005,944)
                                                     ---------     -----------
       Net cash used in investing activities.....     (724,433)     (4,005,944)
                                                     ---------     -----------
Cash flows from financing activities:
     Decrease in borrowings under U.S. bank
      credit agreement...........................        -         (6,003,416)
     Decrease in borrowings under U.K. revolving
      credit agreement...........................      (17,824)      (172,136)
    Net proceeds from sale of common stock.......        -         10,800,916
    Borrowings under mortgage and term loans.....        -          2,900,000
    Decrease in interest-bearing accounts
      payable to related party...................        -         (1,812,228)
    Repayment of promissory note to related party        -         (1,800,000)
    Proceeds from exercise of stock options......      165,428        111,720
    Repayments of U.S. term loan.................     (675,000)         -
    Repayments of other debt.....................     (204,842)      (168,789)
                                                   ------------   ------------
       Net cash (used in) provided by
          financing activities...................     (732,238)     3,856,067
                                                   -----------    ------------
Effect of exchange rate changes on cash..........      (36,012)       (60,423)
                                                   -----------    ------------

Net (decrease) increase in cash..................   (2,325,427)     2,740,590
Cash at beginning of year........................    4,854,557        287,580
                                                   ------------   ------------
Cash at end of period............................  $ 2,529,130    $ 3,028,170
                                                  =============   ============





See Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 1999


Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1998.

Note 2:  Earnings per Share

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" the Company is required to present basic and diluted earnings per share (EPS). Basic EPS are computed based on the weighted average number of shares outstanding for the period. Diluted EPS reflect the maximum dilution that would have resulted from the exercise of stock options and incremental shares issuable under a deferred compensation agreement. The following table provides the components of the basic and diluted earnings per share (EPS) computations for the three month and nine month periods ended June 30, 1999 and 1998:


                                  Three Months              Nine Months
                                 Ended June 30,            Ended June 30,
                              -----------------------   ----------------------
                                 1999         1998         1999         1998
                              ----------   ----------   ----------   ---------

                                   (Unaudited)               (Unaudited)

Basic EPS Computation
Net income.................. $1,345,850   $1,574,477   $3,567,327   $3,737,482

Weighted average
 shares outstanding.........  4,527,006    3,900,699    4,503,237    3,315,510

Basic earnings per share.... $      .30   $      .40   $      .79   $     1.13
                             ==========   ==========   ==========   ==========

Diluted EPS Computation
Net income.................. $1,345,850   $1,574,477   $3,567,327   $3,737,482

  Weighted average
   shares outstanding.......   4,527,006    3,900,699   4,503,237    3,315,510
  Stock options.............     190,350      251,401     197,452      273,597
   Stock compensation
   arrangement..............      16,438       10,532      12,232        7,795
                              ----------   ----------   ----------   ---------
Diluted shares outstanding..  4,733,794    4,162,632    4,712,921    3,596,902

Diluted earnings per share.  $      .28   $      .38   $      .76   $     1.04
                             ==========   ==========   ==========   ==========

Note 3:   Comprehensive Income

In accordance with Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", the Company is required to present all components of comprehensive income in the financial statements. The Company's total comprehensive income for the three month and nine month periods ended June 30, 1999 and 1998 was as follows:

                                  Three Months              Nine Months
                                 Ended June 30,            Ended June 30,
                             -----------------------  -----------------------
                                 1999        1998         1999        1998
                             -----------  ----------   ----------  ----------
                                    (Unaudited)              (Unaudited)

Net income..................  $1,345,850  $1,574,477   $3,567,327  $3,737,482

Other comprehensive income (loss), net of tax:
    Change in equity due to
     foreign currency
     translation adjustments       1,067      (3,788)    (282,664)     45,666
                               ---------  ----------   ----------  ----------

Comprehensive income........  $1,346,917  $1,570,689   $3,284,663  $3,783,148
                              ==========  ==========   ==========  ==========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations
Three Months Ended June 30, 1999 Compared with June 30, 1998


Net sales for the quarter ended June 30, 1999 increased $3.4 million or 21% to $19.5 million compared with $16.1 million in the year ago period. The sales growth was experienced in the U.S. as sales increased $3.7 million or 31% to $15.4 million principally as a result of systems and components supplied under a contract with the U.S. Postal Service. International sales declined $.3 million or 6% to $4.1 million due to lower sales to a European private label reseller.

Gross profit margins for the third quarter of 1999 increased to 33.9% compared with 33.8% in the year ago period. The margin improvement was primarily the result of greater fixed cost absorption associated with the sales growth.

Operating expenses for the third quarter of 1999 were $4.4 million or 22.6% of net sales compared with $3.6 million or 22.2% of net sales in the year ago period. The increase was principally the result of higher selling expenses associated with the sales growth.

Operating income increased to $2.2 million for the third quarter of 1999 compared with $1.9 million in the year ago period principally as a result of increased sales.

Interest expense decreased $104,000 to $143,000 for the third quarter of 1999 as $9.0 million of interest-bearing debt was repaid in May 1998 with the net proceeds from a secondary stock offering.

Income tax expense was $760,000 for the third quarter of 1999 compared with $75,000 in the year ago period. The current period reflects a normal income tax provision whereas U.S. taxable income in the year ago period was substantially reduced by the utilization of federal and state net operating tax loss carryforwards.

As a result of the foregoing, net income was $1.3 million for the third quarter of 1999, down $229,000 from the year ago period. However, periods in 1998 benefitted from the utilization of net operating tax loss carryforwards which affect the comparability of operating results. Assuming the year ago period had incurred income taxes at the same effective tax rate as the current year period, net income for the third quarter of 1998 would have been $1.1 million ($.25 per share diluted) compared with $1.3 million ($.28 per share diluted) reported for the third quarter of 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations
Nine Months Ended June 30, 1999 Compared with June 30, 1998


Net sales for the nine months ended June 30, 1999 increased $8.4 million or 18% to $54.1 million compared with $45.7 million in the year ago period. The sales growth was experienced in the U.S. as sales increased $11.2 million or 36% to $42.4 million principally as a result of systems and components supplied under a contract with the U.S. Postal Service. International sales declined $2.8 million or 19% to $11.7 million due principally to lower sales in Asia and to a European private label reseller. The backlog of unfilled orders was $13.3 million at June 30, 1999 compared with $11.4 million at June 30, 1998.

Gross profit margins for the first nine months of 1999 increased to 33.5% compared with 32.6% in the year ago period. The margin improvement was primarily the result of a favorable sales mix, lower procurement costs and greater fixed cost absorption associated with the sales growth.

Operating expenses for the first nine months of 1999 were $12.2 million or 22.5% of net sales compared with $10.0 million or 21.9% of net sales in the year ago period. The increase was principally the result of higher selling expenses associated with the sales growth.

Operating income increased to $5.9 million for the first nine months of 1999 compared with $4.9 million in the year ago period principally as a result of increased sales and higher gross margins.

Interest expense decreased $495,000 to $446,000 for the first nine months of 1999 as $9.0 million of interest-bearing debt was repaid in May 1998 with the net proceeds from a secondary stock offering.

Income tax expense was $2 million for the first nine months of 1999 compared with $225,000 in the year ago period. The current period reflects a normal income tax provision whereas U.S. taxable income in the year ago period was substantially reduced by the utilization of federal and state net operating tax loss carryforwards.

As a result of the foregoing, net income was $3.6 million for the first nine months of 1999, down $170,000 from the year ago period. However, periods in 1998 benefitted from the utilization of net operating tax loss carryforwards which affect the comparability of operating results. Assuming the year ago period had incurred income taxes at the same effective tax rate as the current year period, net income for the first nine months of 1998 would have been $2.5 million ($.70 per share diluted) compared with $3.6 million ($.76 per share diluted) reported for the first nine months of 1999.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Financial Condition

Net cash used in operating activities was $.8 million for the first nine months of 1999. Net income for the period of $3.6 million was offset by an increase in inventory of $3.4 million to support new product production and an increase in accounts receivable of $1.8 million due to increased sales. Net cash used in investing activities was $.7 million for the first nine months of 1999 due principally to capital expenditures for office equipment and expansion of the Company's principal operating facility. Net cash used in financing activities was $.7 million for the first nine months of 1999 due primarily to the scheduled repayments of bank term and mortgage loans. As a result of the foregoing, cash decreased by $2.3 million for the first nine months of 1999 after the effect of exchange rate changes on cash.

The Company maintains a $7.5 million revolving credit facility with its bank which expires in July 2002, with an option to increase the facility to $9.5 million at any time through July 2000. Borrowings under the facility bear interest at the bank's prime rate minus 2% or, at the Company's option, LIBOR plus 90 basis points (5.75% and 6.14%, respectively, at June 30, 1999). At June 30, 1999, there were no borrowings under this agreement. The agreement contains restrictive covenants which, among other things, require the Company to maintain certain levels of earnings and ratios of debt service coverage and debt to tangible net worth.

In addition, the Company maintains a bank overdraft facility of 600,000 Pounds Sterling (approximately $948,000) in the U.K. to support the local working capital requirements of its U.K. subsidiary. At June 30, 1999, borrowings under this facility were $572,000.

The Company believes that cash from operations and funds available under its credit agreements will be sufficient to meet its anticipated operating, capital expenditures and debt service requirements for at least the next twelve months.


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

         None.

ITEM 5 - OTHER INFORMATION

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


EXHIBIT
NUMBER       DESCRIPTION

  10         Material Contracts

             (.1) Advice of Borrowing  Terms between the Registrant and National
                  Westminster Bank PLC dated February 22, 1999.


            No Form 8-K was required to be filed during the current quarter.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





August 13, 1999








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





August 13, 1999







                                           VICON INDUSTRIES, INC.
                                           VICON INDUSTRIES, INC.






Kenneth M. Darby                           Arthur D. Roche
Kenneth M. Darby                           Arthur D. Roche
Chairman and                               Executive Vice President
Chief Executive Officer                    Chief Financial Officer