Form 10-K
period 1999-09-30
VICON INDUSTRIES INC /NY/
filed 1999-12-29
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                                   WASHINGTON, D.C. 20549

                                         FORM 10-K

                       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended:
September 30, 1999                               Commission File No.  1-7939
----------------------------------------------                       -------


                                 VICON INDUSTRIES, INC.
                 (Exact name of registrant as specified in its charter)


            NEW YORK                                        11-2160665
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          identification No.)

89 Arkay Drive, Hauppauge, New York                                   11788
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:            (516) 952-2288
-------------------------------------------------------------------------------

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


The aggregate market value of Common Stock held by non-affiliates of the registrant as of December 15, 1999 was approximately $24,700,000.

The number of shares outstanding of the registrant's Common Stock as of December 15, 1999 was 4,586,512.

                                           PART I
ITEM 1 - BUSINESS

General

Vicon Industries, Inc. ("the Company"), incorporated in 1967, designs, manufactures, assembles and markets a wide range of closed circuit video systems ("CCVS") and system components used for security, surveillance, safety and control purposes by a broad group of end users. A CCVS system is a private video system that can transmit and receive video, audio and data signals in accordance with the operational needs of the user. The Company's primary focus is the design of software-based engineered CCVS and components that it sells worldwide, primarily to installing dealers, system integrators, government entities and distributors.

The Company operates within the electronic protection segment of the security industry that includes, among others: fire and burglar alarm systems, access control, CCVS and article surveillance. The U.S. security industry consists of thousands of individuals and businesses (exclusive of public sector law enforcement) that provide products and services for the protection and monitoring of life, property and information. The security industry includes fire and burglar alarm systems, access control, CCVS, article surveillance, guard services and equipment, locks, safes, armored vehicles, security fencing, private investigations and others. The Company's products are typically used for crime deterrence, visual documentation, observation of inaccessible or hazardous areas, enhancing safety, obtaining cost savings (such as lower insurance premiums), managing control systems and improving the efficiency and effectiveness of personnel. The Company's products are used in office buildings, manufacturing plants, apartment complexes, large retail stores, government facilities, transportation operations, prisons, casinos, sports arenas, health care facilities and financial institutions.

Products

The Company's product line consists of approximately 600 products, of which about a third represent model variations. The Company's product line consists of various elements of a video system, including video cameras, display units (monitors), video recorders, switching equipment for video distribution, digital video and signal processing units (which perform character generation, video encoding, multi screen display, video insertion, intrusion detection, source identification and alarm processing), motorized zoom lenses, remote robotic cameras, system controls, environmental camera enclosures and consoles for system assembly. In August 1999, the Company acquired TeleSite U.S.A., Inc. ("TeleSite"), which designs, produces and sells remote video surveillance systems. The Company intends to substantially increase the product development efforts of TeleSite in order to maximize the potential of its core digital video compression technology. The Company provides a full line of products due to the many varied climatic and operational environments under which the products are expected to perform. In addition to selling from a standard catalog line, the Company at times produces to specification or will modify an existing product to meet a customer's requirements. The Company's products range in price from $10 for a simple camera mounting bracket to approximately one hundred thousand dollars (depending upon configuration) for a large digital control and video switching system.

Marketing

The Company's marketing emphasizes engineered CCVS solutions which incorporate system design, project management and technical training and support. The Company markets its products through industry trade shows worldwide, product brochures and catalogues, direct mailings to existing and prospective customers, product videos, in-house training seminars for customers and end users, road shows which preview new systems and system components, and advertising through trade and end user magazines and the Company's internet web site. The Company's products are sold principally to approximately 2,000 independent dealers, system integrators and distributors. Sales are made principally by field sales engineers, independent sales representatives and customer service representatives. The Company's sales effort is supported by in-house customer service and technical support groups which provide product information, application engineering, design detail, field project management, and hardware and software technical support.

The Company's products are employed in video system installations by: (1) commercial and industrial users, such as office buildings, manufacturing plants, warehouses, apartment complexes, shopping malls and retail stores; (2) federal, state, and local governments for national security purposes, municipal facilities, prisons, and military installations; (3) financial institutions, such as banks, clearing houses, brokerage firms and depositories, for security purposes; (4) transportation departments for highway traffic control, bridge and tunnel monitoring, and airport, subway, bus and seaport surveillance; (5) gaming casinos, where video surveillance is often mandated by local regulation; and (6) health care facilities, such as hospitals, particularly psychiatric wards and intensive care units. In fiscal 1999 and 1998, indirect sales to the United
States Postal Service under a national supply contract approximated $22.7 million and $12.0 million, respectively.

The Company's principal sales offices are located in Hauppauge, New York; Atlanta, Georgia; Fareham, England; Zaventem, Belgium; New Territories, Hong Kong; and Shanghai, China.

International Sales

The Company sells its products in Europe through its U.K. based subsidiary, in China through its Hong Kong subsidiary and elsewhere outside the U.S. by direct export. Sales are made to installing dealers or independent distributors which, outside of Europe and China, typically assume the responsibility for warranty repair as well as sales and marketing costs to promote the Company's product line. The Company has a few territorial exclusivity agreements with customers but primarily uses a wide range of installation companies and distributors in international markets. In Australia, Japan, Norway and South Korea, the Company permits independent sales representatives to use the Company's name for marketing purposes.

Direct export sales and sales from the Company's foreign subsidiaries amounted to $15.4 million, $19.0 million and $18.7 million or 21%, 30% and 36% of consolidated net sales in fiscal years 1999, 1998, and 1997, respectively. Export sales are generally made through a wholly owned subsidiary, Vicon
Industries Foreign Sales Corporation, a tax advantaged foreign sales corporation. The Company's principal foreign markets are Europe and the Pacific Rim, which together accounted for approximately 85 percent of international sales in fiscal 1999. Since fiscal 1998, the Company has experienced a decrease in demand for its products in certain Asian and European countries, due principally to the deterioration of local economies. For more information regarding foreign operations, see Note 8 of Notes to Consolidated Financial Statements included in Item 14.

Competition

The Company operates in a highly competitive marketplace both domestically and internationally. The Company competes by providing engineered systems and system components that incorporate broad capability together with high levels of customer service and technical support. Generally, the Company does not compete based on price alone.

      The Company's principal engineered CCVS competitors include the following companies or their affiliates: Checkpoint Systems, Inc., Matsushita (Panasonic), Pelco Sales Company, Philips Communications and Security Systems, Inc., Sensormatic Electronics Corporation, and Ultrak, Inc. Many additional companies, both domestic and international, produce products that compete against one or more of the Company's product lines. In addition, some consumer video electronic companies or their affiliates, including Matsushita (Panasonic), Mitsubishi Electric Corporation, Sanyo Electric Co., Ltd. and Sony Corporation, compete with the Company for the sale of video products and systems. Most of the Company's competitors are larger companies whose financial resources and scope of operations are substantially greater than the Company's.

Research and Development

The Company's research and development ("R&D") is focused on new and improved CCVS and system components. In recent years, a trend of product development and demand within the video security and surveillance market has been toward the application of digital technology, specifically toward the compression, storage and display of digitized video signals. As the demands of the Company's target market segment requires the Company to keep pace with changes in technology, the Company intends to focus its R&D effort in these developing areas. R&D projects are chosen and prioritized based on direct customer feedback, the Company's analysis as to the needs of the marketplace and technological advances and marketing research.

The Company employs a total of 43 engineers in the following areas: 12 in software development, 10 in mechanical design, 9 in manufacturing/testing and 12 in electrical and circuit design. R&D expenditures have averaged approximately 4% of net sales for each of the past three years.

Source and Availability of Raw Materials

The Company is substantially dependent upon outside manufacturers and suppliers to manufacture and assemble its products and will continue to be dependent on such entities in the future. In fiscal 1999, approximately 13% of the Company's purchases of components and finished products were from Chun Shin Electronics, Inc. ("CSE"), a 34% owned South Korean company (see Item 13). Additionally, in 1999, the Company purchased approximately 13% of its components and finished products from CBC Company, Ltd., a supplier and sourcing agent for the Company (see Item 13). The Company's relationships with outside manufacturers, assemblers and suppliers are generally not covered by formal contractual agreements.

Raw materials and components purchased by the Company and its suppliers are generally readily available in the market, subject to market lead times at the time of order. The Company is not dependent upon any single source for a significant amount of its raw materials and components.

Intellectual Property

The Company owns, and has pending, a limited number of design and utility patents expiring at various times. The Company has certain trademarks registered and several other trademark applications pending both in the United States and in Europe. Many of the Company's products employ proprietary software which is protected by copyright. However, the laws of certain foreign countries do not protect intellectual property rights to the same extent or in the same manner as the laws of the U.S. The Company has no licenses, franchises or concessions with respect to any of its products or business dealings. The Company does not deem its lack of patents, licenses, franchises and concessions, to be of substantial significance or to have a material effect on its business. The Company does, however, consider its proprietary software to be unique and valuable and is a principal element in the differentiation of the Company's products from its competition.

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

Backlog

The backlog of orders believed to be firm as of September 30, 1999 and 1998 was approximately $11.3 million and $12.4 million, respectively. Orders are generally cancelable without penalty at the option of the customer. The Company prefers that its backlog of orders not exceed its ability to fulfill such orders on a timely basis, since experience shows that long delivery schedules only encourage the Company's customers to look elsewhere for product availability.

Employees

At September 30, 1999, the Company employed 252 full-time employees, of whom 7 are officers, 61 administrative, 101 in sales and technical service capacities, 42 in engineering, and 41 production employees. At September 30, 1998, the Company employed 217 persons. There are no collective bargaining agreements with any of the Company's employees and the Company considers its relations with its employees to be good.


ITEM 2 - PROPERTIES

The Company owns and operates an 80,000 square-foot facility located at 89 Arkay Drive, Hauppauge, New York, which it purchased in January 1998. The Company also owns and operates a 14,000 square-foot sales, service and warehouse facility in southern England which services the U.K. and Europe. In addition, the Company operates, under short-term leases, sales offices in Atlanta, Georgia and Zaventem, Belgium. The Company also leases sales, service and warehouse facilities in Tenafly, New Jersey; Yavne, Israel; Hong Kong and Shanghai, China.


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

          Quarter
           Ended            High        Low

          Fiscal 1999
          December          8-13/16     4-5/8
          March             9-9/16      6-3/4
          June              10-3/8      6-1/2
          September         9-7/16      6-3/4

          Fiscal 1998
          December          8-11/16     5-9/16
          March             13-15/16    6-3/16
          June              12-1/8      6-3/16
          September         9-1/4       6




The last sale price of the Company's Common Stock on December 15, 1999 as reported on AMEX was $5-3/8 per share. As of December 15, 1999, there were approximately 300 shareholders of record.

The Company has never declared or paid cash dividends on its Common Stock and anticipates that any earnings in the foreseeable future will be retained to finance the growth and development of its business. In addition, the Company's bank credit agreements prohibit the payment of cash dividends on its Common Stock.

ITEM 6 - SELECTED FINANCIAL DATA




FISCAL YEAR                1999        1998        1997      1996       1995
                           ----        ----        ----      ----       ----

                                 (in thousands, except per share data)

Net sales                $73,414     $63,310     $51,519   $43,191    $43,847
Gross profit              24,699      20,832      14,475    10,957      9,546
Income (loss) before
  income taxes             7,442       5,810       1,647       385     (1,267)
Net income (loss)          4,760       5,810       1,565       300     (1,347)
Earnings (loss) per share:
  Basic                     1.05        1.61         .56       .11       (.49)
  Diluted                   1.01        1.50         .52       .11       (.49)
Total assets              49,899      44,386      31,200    28,085     26,423
Long-term debt             5,799       7,002       8,344     6,429      5,339
Working capital           29,049      27,642      15,351    12,064     10,721
Property, plant and
  equipment (net)          8,053       7,137       3,492     3,034      3,262

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal Year 1999 Compared with 1998

Net sales for 1999 increased $10.1 million or 16% to $73.4 million compared with $63.3 million in 1998. The sales growth was experienced principally in the U.S. as domestic sales increased $13.7 million or 31% to $58.0 million principally as a result of increased system sales supplied under a contract with the U.S. Postal Service. International sales decreased 19% to $15.4 million principally as a result of the discontinuation of sales to a private label European reseller and lower sales in Asia. The backlog of unfilled orders was $11.3 million at September 30, 1999 compared with $12.4 million at September 30, 1998.

Gross profit margins for 1999 increased to 33.6% compared with 32.9% in 1998. The margin improvement was primarily the result of a favorable sales mix of higher margin products, lower procurement costs and greater fixed cost absorption associated with the sales growth.

Operating expenses for 1999 were $16.8 million or 22.9% of net sales compared with $14.0 million or 22.1% of net sales in 1998. The increase in operating expenses was principally the result of higher selling expenses associated with the sales growth.

Operating income increased to $7.9 million for 1999 compared with $6.9 million for 1998 principally as a result of increased sales.

Interest expense decreased $515,000 to $592,000 for 1999 compared with $1.1 million in 1998 as $9.3 million of interest-bearing debt was repaid in May 1998 with the net proceeds from a secondary stock offering.

Income tax expense for 1999 was $2.7 million, or a 36% effective tax rate. There was no income tax expense for 1998 due to the utilization of available U.S. federal and state net operating tax loss carryforwards and the reinstatement of previously reserved deferred income tax assets.

As a result of the foregoing, net income decreased to $4.8 million for 1999 compared with net income of $5.8 million for 1998. However, results for 1998 benefitted from the utilization of net operating tax loss carryforwards which affect the comparability of operating results. Assuming that income taxes had been incurred in 1998 at the same effective tax rate as in 1999, net income for 1998 would have been $3.7 million ($.96 per share diluted) compared with $4.8 million ($1.01 per share diluted) reported for 1999.

                            MANAGEMENT'S DISCUSSION AND ANALYSIS


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

                            MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND FINANCIAL CONDITION

Net cash provided by operating activities was $2.2 million for 1999 due primarily to the $4.8 million net income reported for the year, offset in part by an increase in inventories to support higher sales activity. Net cash used in investing activities was $3.8 million for 1999 due primarily to the Company's acquisition of TeleSite U.S.A., Inc. for $2.1 million, the expenditure of $1.0 million for expansion of the Company's principal operating facility and other general capital expenditures. Net cash used in financing activities was $1.2 million due primarily to the scheduled repayments of U.S. bank term and mortgage loans and a decrease in borrowings under the Company's short-term revolving credit agreement. As a result of the foregoing, the net decrease in cash was $2.9 million for 1999 after the nominal effect of exchange rate changes on the cash position of the Company.

In July 1998, the Company entered into a $14 million unsecured revolving credit and term loan agreement with a bank. Such agreement includes a $7.5 million revolving credit facility that expires in July 2002, with an option to increase the facility to $9.5 million at any time through July 2000. Borrowings under the facility bear interest at the bank's prime rate minus 2% or, at the Company's option, LIBOR plus 90 basis points (6.25% and 6.30%, respectively, at September 30, 1999). At September 30, 1999, there were no revolving credit borrowings outstanding under this agreement. The agreement also provides for a $4.5 million five-year term loan payable in equal monthly installments through July 2003 with interest at 6.74%.

The Company maintains a bank overdraft facility of 600,000 Pounds Sterling (approximately $990,000) in the U.K. to support local working capital requirements of Vicon Industries Limited. At September 30, 1999, borrowings under this facility amounted to approximately $375,000.

In October 1999, the Company entered into a $1.2 million mortgage loan agreement with its bank to finance the expansion of its principal operating facility. The loan is payable in equal monthly principal installments through January 2008, with a $460,000 payment due at the end of the term. The loan bears interest at the bank's prime rate minus 160 basis points or, at the Company's option, LIBOR plus 100 basis points and contains the same covenants as included in the existing mortgage loans.

The Company believes that cash flow from operations and funds available under its credit agreements will be sufficient to meet its anticipated operating, capital expenditures and debt service requirements for at least the next twelve months.

Year 2000

The Company's software-based products have been tested for year 2000 compliance and the Company believes that such products are year 2000 compatible. With respect to its own computer operating systems, the Company has completed the upgrade of its principal operating computer software to the most recent available revisions sold by its software suppliers, which the suppliers have represented to be year 2000 compliant. The Company believes that such upgrades will solve those year 2000 problems that could affect its operating software. The costs for such upgrades were not material. It is possible that certain computer systems or software products of the Company's customers or suppliers may experience year 2000 problems and that such problems could adversely affect the Company. The Company continues to assess the status of its principal suppliers' year 2000 readiness and their plans to address problems that their computer systems may face in correctly processing date information as the year 2000 approaches. However, since the ultimate success of the Company's customers and suppliers to become compliant is largely outside of the Company's control, no assurances can be made that the Company will be unaffected by the year 2000.

Should the Company's suppliers fail to achieve year 2000 compliance, the supply of product to the Company may be interrupted resulting in possible lost revenue to the Company due to its inability to supply finished product to its customers. If such interruptions are prolonged, the Company will seek alternative suppliers. However, delays may occur which could have a material adverse effect on the Company.


New Accounting Standard Not Yet Adopted

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity." This statement establishes comprehensive accounting and reporting standards for derivative instruments and hedging activities. In June 1999, the FASB issued SFAS No. 137, deferring the required implementation of SFAS No. 133. This SFAS will be adopted by the Company in the first quarter of fiscal 2001. Implementation of this statement is not expected to affect the Company's financial position or results of operations.

Foreign Currency Activity

The  Company's  foreign  exchange   exposure  is  principally   limited  to  the
relationship of the U.S. dollar to the Japanese yen and the British pound sterling.

Japanese sourced products denominated in Japanese yen accounted for approximately 9% and 11% of product purchases in fiscal 1999 and 1998, respectively. In 1999, the U.S. dollar had significantly weakened in relation to the yen, resulting in increased costs for such products. The Company attempts to minimize its currency exposure on these purchases through the purchase of foreign exchange contracts. The Company also attempts to reduce the impact of an unfavorable exchange rate condition through cost reductions from its suppliers, lowering production cost through product redesign, and shifting product sourcing to suppliers transacting in more stable and favorable currencies.

Sales by the Company's U.K. based subsidiary to customers in Europe are made in pounds sterling and euros. In fiscal 1999, approximately $4.0 million of products were sold by the Company to its U.K. based subsidiary for resale. The U.S. dollar was relatively stable against the pound sterling in 1999. In years when the pound weakened significantly against the U.S. dollar, the cost of U.S. sourced product sold by this subsidiary increased. The Company attempts to minimize its currency exposure on intercompany sales through the purchase of forward exchange contracts.

In general, the Company seeks lower costs from suppliers and enters into forward exchange contracts to mitigate exchange rate exposures. However, there can be no assurance that such steps will be effective in limiting foreign currency exposure.

Market Risk Factors

The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. The Company has a policy that prohibits the use of currency derivatives or other financial instruments for trading or speculative purposes.

The Company enters into forward exchange contracts to hedge certain foreign currency exposures and minimize the effect of such fluctuations on reported earnings and cash flow (see "Foreign Currency Activity" and Note 1 "Derivative Instruments" and "Fair Value of Financial Instruments" to the accompanying financial statements). At September 30, 1999, the Company's foreign currency exchange risks included a $1.8 million intercompany accounts receivable balance due from the Company's U.K. based subsidiary and a $534,000 Japanese Yen denominated trade accounts payable liability due to inventory suppliers. Such assets and liabilities are short term and will be settled in fiscal 2000. The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant.

At September 30, 1999, a 10% strengthening or weakening of the U.S. dollar versus the British Pound would result in a $179,000 decrease or increase, respectively, in the intercompany accounts receivable balance. Such foreign currency exchange risk at September 30, 1999 has been substantially hedged by forward exchange contracts. A 10% strengthening of the U.S. dollar versus the Japanese Yen would result in a $49,000 decrease in the trade accounts payable liability, while a 10% weakening of the dollar would result in a $59,000 increase in such liability.

At September 30, 1999, the Company had $6.2 million of outstanding floating rate bank debt and corresponding interest rate swap agreements which effectively convert the foregoing floating rate debt to stated fixed rates (see "Note 7. Long-Term Debt" to the accompanying financial statements). Thus, the Company has substantially no net interest rate exposures on these instruments.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                          PART III

ITEM 10 - DIRECTORS AND OFFICERS OF THE REGISTRANT

The Directors and Officers of the Company are as follows:

           Name              Age                Position
      Kenneth M. Darby        53     Chairman of the Board, President and
                                      Chief Executive Officer
      John M. Badke           40     Vice President, Finance and Chief
                                       Financial Officer
      John L. Eckman          50     Vice President, Sales
      Robert D. Grossman      39     Vice President, Customer and
                                       Technical Services
      Peter A. Horn           44     Vice President, Operations
      Yacov A. Pshtissky      48     Vice President, Technology and Development
      Chu S. Chun             64     Director
      Milton F. Gidge         70     Director
      Peter F. Neumann        65     Director
      W. Gregory Robertson    55     Director
      Arthur D. Roche         61     Director
      Kazuyoshi Sudo          57     Director



The business experience, principal occupations and employment, as well as period of service, of each of the directors and officers of the Company during at least the last five years are set forth below.


Kenneth M. Darby - Chairman of the Board, President and Chief Executive Officer. Mr. Darby has served as Chairman of the Board since April 1999, as Chief Executive Officer since April 1992 and as President since October 1991. He has served as a director since 1987. Mr. Darby also served as Chief Operating Officer and as Executive Vice President, Vice President, Finance and Treasurer of the Company. He joined the Company in 1978 as Controller after more than nine years at Peat Marwick Mitchell & Co., a public accounting firm. Mr. Darby's current term on the Board ends in April 2002.

John M. Badke - Vice President, Finance and Chief Financial Officer. Mr. Badke has been Chief Financial Officer since December 1999 and Vice President, Finance since October 1998. Previously, he served as Controller since joining the Company in 1992. Prior to joining the Company, Mr. Badke was Controller for NEK Cable, Inc. and an audit manager with the international accounting firms of Arthur Andersen & Co. and Peat Marwick Main & Co.

John L. Eckman - Vice President, Sales. Mr. Eckman has been Vice President, Sales since April 1999. He joined the Company in August 1995 as Eastern Regional Manager and was promoted to Vice President, U.S. Sales in July 1996. Prior to joining the Company, he was Director of Field Operations for Cardkey Systems, Inc., an access control security products manufacturer for which he was employed for 12 years.

Robert D. Grossman - Vice President, Customer and Technical Services. Mr. Grossman has been Vice President, Customer and Technical Services since June 1999. He joined the Company in 1996 as Director of Technical Services. Prior to joining the Company, he was Senior Project Manager for Sensormatic Electronics Corporation, a CCTV and electronic article surveillance products manufacturer, for which he was employed for 6 years.

Peter A. Horn - Vice President, Operations. Mr. Horn has been Vice President, Operations since June 1999. From 1995 to 1999, he was Vice President, Compliance and Quality Assurance. Prior to that time, he served as Vice President in various capacities since his promotion in May 1990.

Yacov A. Pshtissky - Vice President, Technology and Development. Mr. Pshtissky has been Vice President, Technology and Development since May 1990. Mr. Pshtissky was Director of Electrical Product Development from March 1988 through April 1990. Prior to that time he was an Electrical Design Engineer.

Chu S. Chun - Director. Mr. Chun has been a director of the Company since April 1998. He has been the President of CSI, Chairman of the Board and Chief Executive Officer of International Industries, Inc. ("I.I.I.") and President of Chun Shin Electronics, Inc. since at least 1988 (see Item 13). Mr. Chun's current term on the Board ends in April 2001.

Milton F. Gidge - Director. Mr. Gidge has been a director of the Company since 1987. He is a retired director and executive officer of Lincoln Savings Bank for which he served from 1976 to 1994 as Chairman, Credit Policy. He has also been a director since 1980 of Interboro Mutual Indemnity Insurance Co., a general insurance mutual company, and a director of Intervest Bancshares Corporation of New York, a mortgage banking holding company, and another affiliated company of Intervest since 1988. His current term on the Board ends in April 2001.

Peter F. Neumann - Director. Mr. Neumann has been a director of the Company since 1987. He is the retired President of Flynn-Neumann Agency, Inc., an insurance brokerage firm. Since 1978, Mr. Neumann has been serving as a director of Reliance Federal Savings Bank.
Mr. Neumann's current term on the Board ends in April 2000.

W. Gregory Robertson - Director. Mr. Robertson has been a director of the Company since 1991. He is President of TM Capital Corporation, a financial services company which he founded in 1989. From 1985 to 1989, he was employed by Thomas McKinnon Securities, Inc. as head of investment banking and public finance. Mr. Robertson's current term on the Board ends in April 2001.

Arthur D. Roche - Director. Mr. Roche has been a director of the Company since 1992. He served as Executive Vice President and co-participant in the Office of the President of the Company from August 1993 until his retirement in November 1999. For the six months prior to that time, Mr. Roche provided consulting services to the Company. In October 1991, Mr. Roche retired as a partner of Arthur Andersen & Co., an international accounting firm which he joined in 1960. His current term on the Board ends in April 2002.

Kazuyoshi Sudo - Director. Mr. Sudo has been a director of the Company since 1987. Mr. Sudo is Chief Executive Officer of CBC (America) Corp., a distributor of electronic, chemical and optical products. From 1981 to 1996, he was Treasurer of such company. He has also been a director of CBC Company, Ltd. since 1997. Mr. Sudo's current term on the Board ends in April 2000.

There are no family relationships between any director, executive officer, officer or person nominated or chosen by the Company to become a director or officer.




Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended September 30, 1999 and certain written representations, no person, who, at any time during the year ended September 30, 1999 was a director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the year ended September 30, 1999.

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during 1999, 1998 and 1997 by the Chief Executive Officer and the Company's most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during any such year.


                           SUMMARY COMPENSATION TABLE

                                                                            Long-Term Compensation
                                                                              Awards          Payouts
                                                                     ------------------------ -------
                                    Annual Compensation              Restricted   Securities
Name and                                              All Other        Stock      Underlying  LTIP
Principal Position  Year   Salary ($)   Bonus ($)    Compensation      Award      Options (#) Payouts
------------------  ----   ----------  -----------   ------------    -----------  ----------- -------

Kenneth M. Darby    1999    $275,000   $261,690 (1)  $  3,000 (3)    $111,814 (4)   -            -
 Chief Executive    1998     225,000    297,525 (2)     3,000 (3)    $344,640 (5)   -            -
  Officer           1997     225,000     84,017 (2)     3,000 (3)        -        58,000         -

Arthur D. Roche     1999     180,000    140,910 (1)       -              -          -            -
 Executive          1998     170,000    160,206 (2)       -              -          -            -
  Vice President    1997     170,000     45,240 (2)       -              -        35,000         -


(1) Represents cash bonus equal to 3.25% and 1.75% of the sum of consolidated pre-tax income and provision for officers' bonuses for Mr. Darby and Mr. Roche, respectively, which bonus formula was adopted for 1999 by the Board of Directors upon the recommendation of its Compensation Committee.

(2) Represents cash bonus equal to 4.55% and 2.45% of the sum of consolidated pre-tax income and provision for officers' bonuses for Mr. Darby and Mr. Roche, respectively, which bonus formula was adopted for years 1998 and 1997 by the Board of Directors upon the recommendation of its Compensation Committee.

(3) Represents life insurance policy payment.

(4) Represents deferred compensation benefit of 16,565 shares of Common Stock held by the Company in Treasury which vests upon the expiration of Mr. Darby's employment agreement in October 2004, or earlier upon certain occurrences including his death, involuntary termination or a change in control of the Company. The value of such stock is based on the fair market value on the date of grant. At September 30, 1999, the quoted market value of such shares approximated $116,000. No dividends can be paid on such shares.

(5) Represents deferred compensation benefit of 45,952 shares of Common Stock held by the Company in Treasury which vests upon the expiration of Mr. Darby's employment agreement in October 2004, or earlier upon certain occurrences including his death, involuntary termination or a change in control of the Company. The value of such stock is based on the fair market value on the date of grant. At September 30, 1999, the quoted market value of such shares approximated $322,000. No dividends can be paid on such shares.

Stock Options

                             OPTION GRANTS IN LAST FISCAL YEAR
                                                                  Potential Realizable
                             Individual Grants                      Value at Assumed
                ------------------------------------------------  Annual Rates of Stock
                            % of Total                             Price Appreciation
                  No. of    Granted to    Exercise                  for Option Term
                 Options    Employees in    Price    Expiration
Name             Granted    Fiscal Year   Per Share     Date          5%          10%
-------------    -------   -------------  ---------- -----------   --------    ---------

Kenneth M. Darby  25,000        17%         6.7500      4/05       $57,400     $130,200
                  25,000        17%         8.1875      6/05       $69,600     $157,900

Arthur D. Roche    5,000         3%         8.1875      6/05       $13,900     $ 31,600


Options granted in the year ended September 30, 1999 were issued under the 1999 Incentive Stock Option Plan and the 1999 Non-Qualified Stock Option Plan. The options granted above are exercisable as follows: up to 30% of the shares on the second anniversary of the grant date, an additional 30% of the shares on the third anniversary of the grant date, and the balance of the shares on the fourth anniversary of the grant date, except that no option is exercisable after the expiration of six years from the date of grant.


               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                             AND FISCAL YEAR-END OPTION VALUES


                                                   At September 30, 1999
                                                 Number of
                                                 Securities     Value of
                                                 Underlying    Unexercised
                                                Unexercised   In-the-money
                                                 Options (2)   Options (2)
                     Shares
                    Acquired       Value        Exercisable/  Exercisable/
     Name          On Exercise  Realized (1)   Unexercisable Unexercisable
----------------   -----------  -------------  ------------- -------------

Kenneth M. Darby      23,200      $115,850      -0- /50,000    -0-/$6,250
Arthur D. Roche         -             -        14,000/5,000   $60,750/-0-



(1) Calculated based on the difference between the closing quoted market prices per share at the dates of exercise and the exercise prices.

(2) Calculated based on the difference between the closing quoted market price ($7.00) and the exercise price.

Employment Agreements

      Mr. Darby has entered into an employment agreement with the Company that provides for an annual salary of $285,000 through fiscal 2004. This agreement provides for payment in an amount up to three times his average annual compensation for the previous five years if there is a change in control of the Company without Board of Director approval (as defined in the agreement). In addition, Mr. Darby is eligible to receive cash bonuses based on performance of the Company. In 2000, his bonus arrangement provides for a cash bonus equal to 3.25% of the sum of consolidated pre-tax income and provision for officers' bonuses, which bonus formula was adopted by the Board of Directors upon the recommendation of its Compensation Committee. Mr. Darby's agreement also provides for an additional deferred compensation benefit of 8,130 shares of Common Stock held by the Company in treasury. Such benefit vests upon the expiration of his employment agreement in October 2004, or earlier upon certain occurrences including his death, involuntary termination or a change in control of the Company. The market value of such benefit approximated $51,000 at the date of grant.

Donald N. Horn and Arthur V. Wallace, both retired directors, each have deferred compensation agreements with the Company which provide retirement benefits totaling $917,000 and $631,000, respectively, and are payable in monthly installments over a 10-year period from date of retirement. These payments are subject to their adherence to certain noncompete covenants. Mr. Wallace and Mr. Horn began receiving payments under these agreements in October 1990 and January 1994, respectively.

Directors' Compensation and Term

Non-employee directors are compensated at an annual rate of $6,000 for regular meetings, and for committee membership, receive $500 per meeting attended in person. Employee directors are not compensated for Board or committee meetings. Directors may not stand for reelection after age 70.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors consists of Messrs. Neumann, Gidge and Robertson, none of whom has ever been an officer of the Company.

                            Board Compensation Committee Report

The Compensation Committee's compensation policies applicable to the Company's officers for 1999 were to pay a competitive market price for the services of such officers, taking into account the overall performance and financial capabilities of the Company and the officer's individual level of performance.

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












(The following table was represented by a chart in the printed material)




                       Vicon                AMEX Market
Date               Industries, Inc.         Value Index

10/01/94                100                    100
10/01/95                103                    119
10/01/96                138                    125
10/01/97                462                    152
10/01/98                393                    135
10/01/99                386                    172

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following sets forth information as to each person, known to the Company to be a "beneficial owner" (as defined in regulations of the Securities and Exchange Commission) of more than five percent of the Company's Common Stock outstanding as of December 15, 1999 and the shares beneficially owned by the Company's Directors and by all Officers and Directors as a group.

   Name and Address                   Amount of
   of Beneficial Owner                Beneficial Ownership (1)      % of Class
   -------------------                ------------------------      ----------
   CBC Company, Ltd.
    and affiliates
   2-15-13 Tsukishima
   Chuo-ku
   Tokyo, Japan 104                        543,715                     11.4%
******************************************************************************
   C/O Vicon Industries, Inc.

   Kenneth M. Darby                        250,092                      5.2%

   Chu S. Chun                             204,507 (2)                  4.3%

   Arthur D. Roche                         153,967 (3)                  3.2%

   W. Gregory Robertson                     19,025 (4)                    *

   Kazuyoshi Sudo                           16,125 (5)                    *

   Milton F. Gidge                          15,825 (5)                    *

   Peter F. Neumann                         15,125 (4)                    *


 Total all Officers and
   Directors as a group (12 persons)       801,115 (6)                 16.7%

 * Less than 1%.

(1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power over the shares of stock owned.
(2) Mr. Chun has voting and dispositive power over 204,507 shares but disclaims beneficial ownership as to all but 48,400 shares. 100,707 shares are owned by the International Industries, Inc. Profit Sharing Plan and 55,400 shares are owned by immediate family members.
(3) Includes currently exercisable options to purchase 14,000 shares.
(4) Includes currently  exercisable  options to purchase 12,125  shares.
(5) Includes  currently  exercisable  options to purchase 7,125 shares.
(6) Includes currently exercisable options to purchase 141,500 shares.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company and CBC Company, Ltd.(CBC), a Japanese corporation which beneficially owns 11.4% of the outstanding shares of the Company, have been conducting business with each other for approximately twenty years. During this period, CBC has served as a lender, a product supplier and sourcing agent, and a private label reseller of the Company's products. Historically, CBC has provided a significant amount of funding to the Company in the form of extended accounts payable related to product purchases. CBC has also acted as the Company's sourcing agent for the purchase of certain video products. In 1999, the Company purchased approximately $5.4 million of video products from or through CBC. CBC has the exclusive right to sell Vicon brand products in Japan and competes with the Company in various markets, principally in the sale of video products and systems. Additionally, the Company sells certain finished products to CBC under private label for resale in Europe and Russia. Sales of all products to CBC were $1.3 million in 1999. Kazuyoshi Sudo, a director of the Company and of CBC, is Chief Executive Officer of CBC (America) Corp., a U.S.
subsidiary of CBC.

Mr. Chu S. Chun, a director who has beneficial voting control over 4.3% of the Common Stock of the Company, also beneficially owns a controlling interest in Chun Shin Electronics, Inc., (CSE), a 34% owned South Korean company that manufactures and assembles certain Vicon products. CSE also sells various security products, including the Company's products, principally within the South Korean market. Mr. Chun is the President and has operating control of CSE. In 1999, CSE sold approximately $5.7 million of products to the Company through International Industries, Inc. (I.I.I.), a U.S. based company controlled by Mr. Chun. I.I.I. arranges the importation of all the Company's product purchases from CSE. In addition, I.I.I. purchased approximately $535,000 of products directly from the Company during 1999 for resale to CSE.

                                          PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements

         Included in Part IV, Item 14:

         Independent Auditors' Report

         Financial Statements:

            Consolidated Statements of Operations, fiscal years ended September 30, 1999, 1998, and 1997

            Consolidated Balance Sheets at September 30, 1999 and 1998

            Consolidated Statements of Shareholders' Equity, fiscal years ended September 30, 1999, 1998, and 1997

            Consolidated Statements of Cash Flows, fiscal years ended September 30, 1999, 1998, and 1997

            Notes to Consolidated Financial Statements, fiscal years ended September 30, 1999, 1998, and 1997

(a) (2)  Financial Statement Schedule

         Included in Part IV, Item 14:

         Schedule I - Valuation and Qualifying Accounts for the years ended September 30, 1999, 1998, and 1997

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

14(a)(3)           Exhibits                           Exhibit Number or
Exhibit                                               Incorporation by
Numbers     Description                               Reference to
-------     -----------                               ----------------
   3        Articles of Incorporation and            Incorporated by reference
            By-Laws,                                 as   amended  to  the  1985
                                                     Annual Report on Form 10-K;
                                                     Form S-2 filed in
                                                     Registration Statement No.
                                                     33-10435 and Exhibit A, B
                                                     and C of the 1987 Proxy
                                                     Statement
  10        Material Contracts



            (.1) Employment Contract dated           10.1
                 October 1, 1999 between the
                 Registrant and Kenneth M. Darby

            (.2) Employment Contract dated October   Incorporated by reference
                 1, 1996 between Registrant          to the 1996 Annual Report
                 and Arthur D. Roche                 on Form 10-K

            (.3) Employment Agreement dated October  10.3
                 1, 1999 between Registrant and
                 John L. Eckman

            (.4) Employment Agreement dated October  10.4
                 1, 1999 between Registrant and
                 Peter Horn

            (.5) Employment Agreement dated October  10.5
                 1, 1999 between Registrant and
                 Yacov Pshtissky

            (.6) Deferred Compensation Agreements    Incorporated by
                 dated November 1, 1986 between the  reference to the 1992
                 Registrant and Donald N. Horn and   Annual Report on
                 Arthur V. Wallace                   Form 10K

            (.7) Amended and restated 1986           Incorporated by
                 Incentive Stock Option Plan         reference to the 1990
                                                     Annual Report on Form
                                                     10-K
            (.8) 1994 Incentive Stock Option Plan    Incorporated by
                                                     reference to the
                                                     1994 Annual Report
                                                     on Form 10-K

            (.9) 1994 Non-Qualified Stock Option     Incorporated by
                 Plan for Outside Directors          reference to the
                                                     1994 Annual Report
                                                     on Form 10-K

                                                      Exhibit Number or
Exhibit                                               Incorporation by
Numbers     Description                               Reference to
-------     -----------                               ----------------
           (.10) 1996 Incentive Stock Option Plan     Incorporated by
                                                      reference to the
                                                      1997 Annual Report
                                                      on Form 10-K

           (.11) 1996 Non-Qualified Stock Option      Incorporated by
                 Plan for Outside Directors           reference to the
                                                      1997 Annual Report
                                                      on Form 10-K

           (.12) Commercial  fixed rate loan          Incorporated by
                 agreement between the Registrant     reference to the
                 and National Westminster Bank PLC    June 30, 1997 filing
                 dated April 8, 1997                  on Form 10-Q

           (.13) Loan Agreement between the           Incorporated by
                 Registrant and KeyBank National      reference to the
                 Association dated January 29, 1998   December 31, 1997
                                                      filing on Form 10-Q

           (.14) Mortgage Note between the            Incorporated by
                 Registrant and KeyBank National      reference to the
                 Association dated January 29, 1998   December 31, 1997
                                                      filing on Form 10-Q

           (.15) Term Loan Note between the           Incorporated by
                 Registrant and KeyBank National      reference to the
                 Association dated January 29, 1998   December 31, 1997
                                                      filing on Form 10-Q

           (.16) Mortgage and Security  Agreement     Incorporated by
                 in the amount of $2,512,000 between reference to the the Registrant and KeyBank National December 31, 1997
                 Association dated January 29, 1998   filing on Form 10-Q

           (.17) Mortgage and Security  Agreement     Incorporated by
                 in the amount of $388,000 between    reference to the
                 the Registrant and KeyBank National  December 31, 1997
                 Association dated January 29, 1998   filing on Form 10-Q

           (.18) Interest rate master swap agreement  Incorporated by
                 between the Registrant and KeyBank   reference to the
                 National Association dated           December 31, 1997
                 December 11, 1997                    filing on Form 10-Q

                                                      Exhibit Number or
Exhibit                                               Incorporation by
Numbers     Description                               Reference to
-------     -----------                               ----------------
           (.19) Schedule to the master agreement     Incorporated by
                 between the Registrant and KeyBank   reference to the
                 National Association dated           December 31, 1997
                 December 11, 1997                    filing on Form 10-Q

           (.20) Swap transaction confirmation with   Incorporated by
                 a notional amount of $2,512,000      reference to the
                 between the Registrant and KeyBank   December 31, 1997
                 National Association dated           filing on Form 10-Q
                 December 30, 1997

           (.21) Swap transaction confirmation with   Incorporated by
                 a notional amount of $388,000        reference to the
                 between the Registrant and KeyBank   December 31, 1997
                 National Association dated           filing on Form 10-Q
                 December 30, 1997

           (.22) Advice of borrowing terms            Incorporated by
                 between the Registrant and           reference to the
                 National Westminster Bank PLC        June 30, 1999 filing
                 dated February 22, 1999              on Form 10-Q

           (.23) Credit Agreement between the         Incorporated by
                 Registrant and KeyBank               reference to the
                 International dated                  June 30, 1998 filing
                 July 20, 1998                        on Form 10-Q

           (.24) Swap transaction confirmation with   Incorporated by
                 a notional amount of $4,425,000      reference to the
                 between the Registrant and KeyBank   1998 Annual Report
                 National Association dated           on Form 10-K
                 September 9, 1998

           (.25) Stock purchase agreement between     10.25
                 the Registrant and Isaac Gershoni
                 dated August 12, 1999

           (.26) Escrow agreement among the           10.26
                 Registrant, Isaac Gershoni and
                 European American Bank dated
                 August 12, 1999

           (.27) Loan Agreement between the           10.27
                 Registrant and KeyBank National
                 Association dated October 12, 1999

           (.28) Mortgage Note between the            10.28
                 Registrant and KeyBank National
                 Association dated October 12, 1999

                                                      Exhibit Number or
Exhibit                                               Incorporation by
Numbers     Description                               Reference to
-------     -----------                               ---------------
           (.29) Mortgage and Security Agreement      10.29
                 in the amount of $1,200,000 between
                 the Registrant and KeyBank National
                 Association dated October 12, 1999

           (.30) 1999 Incentive Stock Option Plan     10.30

           (.31) 1999 Non-Qualified Stock Option      10.31

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vicon Industries, Inc. and subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                     KPMG LLP


Melville, New York
November 30, 1999

                          VICON INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                    Fiscal Years Ended September 30, 1999, 1998 and 1997





                                          1999           1998           1997
                                          ----           ----           ----


Net sales                             $73,414,046    $63,310,466    $51,518,940
Cost of sales                          48,714,749     42,478,384     37,043,750
                                      ------------   ------------   ------------
    Gross profit                       24,699,297     20,832,082     14,475,190

Operating expenses:
 Selling expense                       12,201,943      9,536,988      7,957,340
 General and administrative expense     4,604,702      4,426,107      3,767,529
                                       -----------    -----------    -----------
                                       16,806,645     13,963,095     11,724,869
                                       -----------    -----------    -----------

    Operating income                    7,892,652      6,868,987      2,750,321

Interest expense                          591,826      1,107,196      1,143,699
Other income                             (141,003)       (48,190)       (39,896)
                                       -----------    -----------    -----------
   Income before income taxes           7,441,829      5,809,981      1,646,518
Income tax expense                      2,681,628          -             82,000
                                       -----------    -----------   ------------

    Net income                         $4,760,201     $5,809,981    $ 1,564,518
                                       ===========    ===========   ============



Earnings per share:

  Basic                                    $1.05          $1.61          $ .56
                                           =====          =====          =====

  Diluted                                  $1.01          $1.50          $ .52
                                           =====          =====          =====


See accompanying notes to consolidated financial statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 1999 and 1998

ASSETS                                                 1999             1998
------                                                 ----             ----
Current Assets:
  Cash                                             $ 1,998,767       $4,854,557
  Accounts receivable (less allowance of
   $818,000 in 1999 and $694,000 in 1998)           13,771,411       12,758,080
  Inventories:
    Parts, components, and materials                 2,647,781        2,944,303
    Work-in-process                                  5,298,862        2,374,769
    Finished products                               13,381,900       12,079,335
                                                   -----------      -----------
                                                    21,328,543       17,398,407
  Deferred income taxes                              1,303,791        1,079,736
  Prepaid expenses                                     630,716          332,241
                                                   -----------      -----------
                 Total current assets               39,033,228       36,423,021
Property, plant and equipment:
   Land                                              1,195,248        1,204,498
   Buildings and improvements                        5,156,490        4,185,298
   Machinery, equipment, and vehicles                8,188,688        7,312,594
                                                   -----------      -----------
                                                    14,540,426       12,702,390
   Less accumulated depreciation and amortization    6,486,937        5,565,352
                                                     8,053,489        7,137,038
Goodwill, net of accumulated amortization            1,768,056           37,724
Deferred income taxes                                  264,218          116,973
Other assets                                           780,028          671,645
                                                    -----------      ----------
                                                    $49,899,019     $44,386,401
                                                    ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Borrowings under revolving credit agreement      $   374,806      $   634,388
  Current maturities of long-term debt               1,212,316        1,179,367
  Accounts payable                                   4,022,892        3,133,505
  Accrued compensation and employee benefits         2,233,441        1,955,462
  Accrued expenses                                   1,749,395        1,316,855
  Unearned service revenue                             224,711            -
  Income taxes payable                                 167,013          561,173
                                                   -----------      -----------
                 Total current liabilities           9,984,574        8,780,750

Long-term debt                                       5,798,641        7,001,819
Unearned service revenue                               639,169            -
Other long-term liabilities                            728,284          767,528
Commitments and contingencies - Note 11
Shareholders' equity
  Common stock, par value $.01 per share
    authorized - 10,000,000 shares
    issued 4,654,760 and 4,534,710 shares               46,547           45,347
  Capital in excess of par value                    21,343,676       20,947,515
  Retained earnings                                 11,851,089        7,090,888
                                                   -----------      -----------
                                                    33,241,312       28,083,750
  Less treasury stock at cost, 74,948 shares
    in 1999 and 62,517 shares in 1998                 (508,745)        (409,687)
  Accumulated other comprehensive income                15,784          162,241
                                                   -----------      ------------
                Total shareholders' equity          32,748,351       27,836,304
                                                   -----------      -----------
                                                   $49,899,019      $44,386,401
                                                   ===========      ===========

  See accompanying notes to consolidated financial statements



                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              Fiscal Years Ended September 30, 1999, 1998, and 1997


                                                                                        Accumulated   Total
                                                  Capital in   Retained                 other         share-
                                         Common    excess of    earnings     Treasury   comprehensive holders'
                              Shares     Stock     par value    (deficit)     Stock     income        equity
                              ------     ------   -----------  -----------   --------   -----------   -----------
Balance September 30, 1996   2,802,728  $28,027   $9,423,089   $ (283,611)   $(82,901)  $ (116,449)   $ 8,968,155

Comprehensive income:
  Net income                    -          -           -        1,564,518        -            -         1,564,518
  Foreign currency
    translation adjustment      -          -           -           -             -         149,678        149,678
Total comprehensive income      -          -           -           -             -            -         1,714,196
Stock bonus awarded from
  treasury                      -          -         (28,926)      -           82,901         -            53,975
Exercise of stock options      244,332    2,443      473,900       -         (298,686)        -           177,657
                          ------------   ------   ----------  -----------  -----------     -------    -----------
Balance September 30, 1997   3,047,060   30,470    9,868,063    1,280,907    (298,686)      33,229     10,913,983

Comprehensive income:
  Net income                    -          -           -        5,809,981        -             -        5,809,981
  Foreign currency
    translation adjustment      -          -           -           -             -         129,012        129,012
Total comprehensive income      -          -           -           -             -             -        5,938,993
Common stock offering, net
  of issuance costs          1,371,200   13,712   10,787,204       -             -             -       10,800,916
Exercise of stock options      116,450    1,165      253,063       -         (111,001)         -          143,227
Tax benefit from exercise
  of stock options              -          -          39,185       -             -             -           39,185
                          ------------   ------   ----------  -----------  -----------     -------    -----------
Balance September 30, 1998   4,534,710   45,347   20,947,515    7,090,888    (409,687)     162,241     27,836,304

Comprehensive income:
  Net income                    -          -           -        4,760,201        -             -        4,760,201
  Foreign currency
    translation adjustment      -          -           -           -             -         (146,457)     (146,457)
Total comprehensive income      -          -           -           -             -             -        4,613,744
Exercise of stock options      120,050    1,200      270,036       -          (99,058)         -          172,178
Tax benefit from exercise
  of stock options              -          -         126,125       -             -             -          126,125
                           -----------   ------- ----------- -----------   -----------     -------    -----------
Balance September 30, 1999   4,654,760   $46,547 $21,343,676 $11,851,089   $ (508,745)     $15,784    $32,748,351
                           ===========   ======= =========== ===========   ===========     =======    ===========


                See accompanying notes to consolidated financial statements.



                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS Fiscal Years
                    Ended September 30, 1999, 1998 and 1997



                                                     1999           1998           1997
                                                     ----           ----           ----
Cash flows from operating activities:
 Net income                                      $ 4,760,201    $ 5,809,981    $1,564,518
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                     913,977        788,349       783,859
   Amortization of deferred gain
     on sale and leaseback                              -              -         (433,993)
   Deferred income taxes                            (371,300)    (1,196,709)          -
   Stock bonus award                                    -              -           53,975
   Foreign exchange gain                                -              -          (39,896)
 Change in assets and liabilities:
  Accounts receivable                               (403,392)    (3,187,475)     (820,556)
  Inventories                                     (3,668,388)      (382,087)   (1,880,543)
  Prepaid expenses                                  (301,590)       (10,068)      230,371
  Other assets                                      (108,383)       228,772         4,910
  Accounts payable                                   399,202       (403,060)   (1,355,267)
  Accrued compensation and employee benefits         166,317        842,476        731,397
  Accrued expenses                                   414,896        188,370        144,276
  Unearned service revenue                           863,880           -               -
  Income taxes payable                              (482,201)       450,979         14,762
  Other liabilities                                   60,976        179,256        (19,374)
                                                   ---------      ---------     ----------
  Net cash provided by (used in)
         operating activities                      2,244,195      3,308,784     (1,021,561)
                                                   ---------      ---------     ----------
Cash flows from investing activities:
    Capital expenditures, net of
      minor disposals                             (1,747,030)    (4,231,674)      (925,024)
    Acquisition, net of cash acquired             (2,064,857)      (158,925)          -
                                                 -----------    -----------    ------------
        Net cash used in
          investing activities                    (3,811,887)    (4,390,599)      (925,024)
                                                 -----------    -----------    -----------


Cash flows from financing activities:
    Repayments of U.S. term loan                    (900,000)          -              -
    Proceeds from exercise of stock options          172,179        143,227        177,657
    Increase (decrease) in borrowings under
      short-term revolving credit agreement         (238,003)       443,596       (831,275)
    Repayments of long-term debt                    (275,016)      (310,692)      (480,392)
    Borrowings under term loans                         -         4,500,000        810,000
    Borrowings under mortgage loans                     -         2,900,000           -
    Repayments of term loan to related party            -        (1,800,000)      (200,000)
    Net proceeds from sale of common stock              -        10,800,916           -
    (Decrease) increase in borrowings under
      U.S. bank credit agreement                        -        (6,003,416)     1,860,518
    (Decrease) increase in interest-bearing
      accounts payable to related party                 -        (5,031,919)       627,693
                                                 -----------    -----------    -----------
        Net cash (used in) provided by
          financing activities                    (1,240,840)     5,641,712      1,964,201
                                                 -----------    -----------    -----------


Effect of exchange rate changes on cash              (47,258)         7,080         64,088
                                                 -----------    -----------    -----------
Net (decrease) increase in cash                   (2,855,790)     4,566,977         81,704
Cash at beginning of year                          4,854,557        287,580        205,876
                                                 -----------    -----------    -----------
Cash at end of year                              $ 1,998,767    $ 4,854,557    $   287,580
                                                 ===========    ===========    ===========

Non-cash investing and financing activities:
   Capital lease obligations                            -              -       $   276,624

Cash paid during the fiscal
  year for:
   Income taxes                                  $ 3,517,498    $    64,523    $    29,203
   Interest                                      $   608,673    $ 1,265,243    $ 1,118,963


See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years ended September 30, 1999, 1998, and 1997

NOTE 1.  Summary of Significant Accounting Policies

Nature of Operations

The Company designs, manufactures, assembles and markets closed circuit television systems for use in security, surveillance, safety and control purposes by end users. The Company markets its products worldwide directly to installing dealers, systems integrators, government entities and distributors.

Principles of Consolidation

The consolidated financial statements include the accounts of Vicon Industries, Inc. (the Company) and its wholly owned subsidiaries: Vicon Industries Limited (formerly Vicon Industries (U.K.), Ltd.), TeleSite U.S.A., Inc. and subsidiary (Q.S.R. Ltd.), and Vicon Industries Foreign Sales Corp.; and its majority owned (60%) subsidiary, Vicon Industries (H.K.) Ltd., after elimination of intercompany accounts and transactions.

Revenue Recognition

Revenues are recognized when products are sold and title is passed to a third party, generally at the time of shipment. Advance service billings under a national supply contract with one customer are deferred and recognized as revenues on a pro rata basis over the term of the service agreement.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value assigned to net assets acquired and is being amortized on a straight-line basis over 10 years. Periodically, the Company reviews the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of goodwill from expected future operating cash flows on an undiscounted basis. Accumulated amortization amounted to $41,668 and $5,389 at September 30, 1999 and 1998, respectively.

Research and Development

Product research and development costs are principally charged to cost of sales as incurred, and amounted to approximately $2,600,000, $2,200,000 and $2,000,000 in fiscal 1999, 1998, and 1997, respectively.

Earnings Per Share

The Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" requires companies to present basic and diluted earnings per share (EPS). Basic EPS is computed based on the weighted average number of shares outstanding. Diluted EPS reflects the maximum dilution that would have resulted from the exercise of stock options, warrants and incremental shares issuable under a deferred compensation agreement (see
Note 10).

Foreign Currency Translation

Foreign currency translation is performed utilizing the current rate method under which assets and liabilities are translated at the exchange rate on the balance sheet date, while revenues, costs, and expenses are translated at the average exchange rate for the reporting period. The resulting translation adjustment of $16,000 and $162,000 at September 30, 1999 and 1998, respectively, is recorded as a component of shareholders' equity.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled (see Note 6).

Derivative Instruments

The Company's derivative financial instruments consist of foreign currency forward exchange contracts and interest rate swap agreements. The Company enters into forward exchange contracts to hedge intercompany accounts receivable with its U.K. based subsidiary and Japanese Yen denominated trade accounts payable liabilities due inventory suppliers. The forward exchange contracts have maturities of less than one year and require the Company to exchange currencies at specified dates and rates. Gains and losses on these contracts are recorded in cost of sales generally when incurred.

The Company entered into interest rate swap agreements with its bank to effectively convert its floating rate long-term debt to fixed interest rates (see Note 7). Such agreements mature in the same amounts and over the same periods as the related debt. Outstanding notional amounts under such agreements approximated $6.2 million at September 30, 1999. Gains and losses on these contracts are recorded in interest expense when incurred.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value of certain financial instruments. The carrying amounts for accounts and other receivables, accounts payable and accrued expenses approximate fair value because of the short-term maturity of these instruments. The carrying amounts of the Company's long-term debt approximate fair value. The carrying amounts of the Company's interest rate swap agreements approximated their fair market value at September 30, 1999. This value represents the estimated amount the Company would have to pay or would receive if such agreements were terminated before maturity, principally resulting from market interest rate changes. The fair value of forward exchange contracts is estimated by obtaining quoted market prices. The contracted exchange rates on committed forward exchange contracts at September 30, 1999 and 1998 approximated market rates for similar term contracts (see Note 11).

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

Segment Data

On September 30, 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their business segments in financial statements. The adoption of SFAS 131 did not have an effect on the Company's primary financial statements, but did affect the disclosure of segment information contained in Note 8 of the Notes to the Consolidated Financial Statements.

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

NOTE 2.  Business Acquisitions

In August 1999, the Company acquired all of the outstanding shares of TeleSite U.S.A., Inc., a manufacturer and distributor of remote video surveillance systems, for $2.1 million. As additional compensation, the Company is liable to pay the sellers an amount equal to 30% of the acquired operation's yearly incremental consolidated sales for a three-year period commencing January 1, 2000. The acquisition has been accounted for as a purchase, and the results of the operations of the acquired business have been included in the consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired of approximately $1.8 million has been recorded as goodwill and is being amortized on a straight-line basis over 10 years.

Assuming this acquisition had occurred on October 1, 1997, consolidated net sales would have been approximately $75.9 million for 1999 and $65.6 million for 1998. Consolidated pro forma net income and earnings per share would not have been materially different from the reported amounts for 1999 and 1998. Such unaudited pro forma amounts are not indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 1998.

In July 1998, the Company increased its interest to 60% in Vicon Industries (H.K.) Ltd. for approximately $197,000 in cash. The acquisition was accounted for as a purchase with the assets, liabilities and operations of the acquired business being consolidated with those of the Company since the acquisition date. The excess cost over the fair value of net assets acquired and the results of operations for this subsidiary for fiscal 1999 were not material.


NOTE 3.  Investment in Affiliate

In September 1999, the Company's 50% ownership interest in Chun Shin Electronics, Inc. (CSE), a South Korean company which manufactures and assembles certain Vicon products, decreased to 34% with the merger of Chun Shin Industries, Inc. (CSI) into CSE. CSI is the former 50% shareholder of CSE and sells various security products, including the Company's products, principally within the South Korean market. The Company has not recognized its interest in the accumulated earnings of CSE since it does not have control over the operations of CSE and does not have the ability to repatriate any of its accumulated earnings. Net assets of CSE were approximately $5.6 million at September 30, 1999.


Note 4.   Public Offering

In May 1998, the Company sold 1,371,200 shares of its common stock in a public offering, the net proceeds of which were approximately $10.8 million. The proceeds were principally used to repay certain interest bearing borrowings.

NOTE 5.  Short-Term Borrowings

Borrowings under the Company's short-term revolving credit agreement represent borrowings by the Company's U.K. based subsidiary under a bank overdraft facility. Such credit agreement provides for maximum borrowings of 600,000 pounds ($990,000) and is secured by all the assets of the subsidiary. Maximum borrowings during 1999, 1998 and 1997 amounted to approximately $852,000, $676,000 and $1,282,000, respectively. The weighted-average interest rate on borrowings during these years was 7.80% in 1999, 9.33% in 1998 and 8.27% in 1997.


NOTE 6.  Income Taxes

The components of income tax expense for the fiscal years indicated are as follows:

                           1999             1998             1997
                           ----             ----             ----



      Federal        $   2,392,000      $  (515,000)    $     24,000
      State                200,000          380,000            5,000
      Foreign               90,000          135,000           53,000
                     -------------      -----------     ------------
                     $   2,682,000      $     -         $     82,000
                     =============      ===========     ============



A reconciliation of the U.S. statutory tax rate to the Company's effective tax rate follows:

                                1999                 1998                 1997
                                ----                 ----                 ----

                          Amount   Percent      Amount  Percent      Amount  Percent
                          ------   -------      ------  -------      ------  -------
U.S. statutory tax     $ 2,530,000   34.0%   $1,975,000   34.0%    $ 560,000   34.0%
Change in valuation
  allowance                  -         -     (2,560,000) (44.0)     (467,000) (28.3)
State tax, net of
  federal benefit          132,000    1.8       251,000    4.3          -        -
Other                       20,000    0.2       334,000    5.7       (11,000)  (0.7)
                       -----------  ------   ----------  ------    ---------  ------
   Effective Tax Rate  $ 2,682,000   36.0%   $    -         - %    $  82,000    5.0%
                       ===========  ======   ==========  ======    =========  ======


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 1999 and 1998 are presented below:


                                                     1999             1998
                                                     ----             ----

Deferred tax assets:
  Inventory reserves                              $1,009,000       $  865,000
  Deferred compensation accruals                     179,000          186,000
  Allowance for doubtful
    accounts receivable                              256,000          226,000
  Unearned service revenue                           128,000            -
  Other                                               88,000            9,000
                                                  ----------       ----------
    Total deferred tax assets                      1,660,000        1,286,000

Deferred tax liabilities:
  Cash surrender value of officers'
    life insurance                                    46,000           58,000
  Other                                               46,000           31,000
                                                  ----------      -----------
   Total deferred tax liabilities                     92,000           89,000
                                                  ----------      -----------
Net deferred tax assets and liabilities           $1,568,000      $ 1,197,000
                                                  ----------      -----------


During fiscal year 1998, the Company fully utilized its remaining federal net operating loss carryforward and reversed the remaining valuation allowance based on management's assessment that it is reasonably assured that all net deferred income tax assets will be realized in the future given the Company's present level of earnings. Pretax domestic income amounted to approximately $7,385,000, $5,462,000 and $1,414,000 in fiscal years 1999, 1998 and 1997, respectively.
Pretax foreign income amounted to approximately $57,000, $348,000 and $233,000 in fiscal years 1999, 1998 and 1997, respectively.


NOTE 7.  Long-Term Debt

Long-term debt is comprised of the following at September 30, 1999 and 1998:
                                                 1999               1998
                                                 ----               ----

  U.S. bank term loan                         $3,525,000         $4,425,000
  U.S. bank mortgage loan                      2,679,000          2,820,900
  U.K. bank term loan                            625,626            729,584
  Other                                          181,331            205,702
                                              ----------         ----------
                                               7,010,957          8,181,186
  Less installments due within one year        1,212,316          1,179,367
                                              ----------         ----------

                                              $5,798,641         $7,001,819
                                              ==========         ==========

In July 1998, the Company entered into a $14 million unsecured revolving credit and term loan agreement with a bank. Such agreement includes a $7.5 million revolving credit facility, which expires in July 2002, with an option to increase the facility to $9.5 million at any time through July 2000. Borrowings under this facility bear interest at the bank's prime rate minus 2% or, at the Company's option, LIBOR plus 90 basis points (6.25% and 6.30% at September 30,
1999). At September 30, 1999 and 1998, there were no revolving credit borrowings outstanding under this agreement.

The agreement also provided for a $4.5 million five-year term loan payable in equal monthly installments through July 2003, with interest at LIBOR plus 100 basis points. The agreement contains restrictive covenants which, among other things, require the Company to maintain certain levels of earnings and ratios of debt service coverage and debt to tangible net worth. In September 1998, the Company entered into an interest rate swap agreement with the same bank to effectively convert the foregoing floating rate long-term loan to a fixed rate loan. This agreement fixes the Company's interest rate on its $4.5 million term loan at 6.74%. The interest rate swap agreement matures in the same amounts and over the same periods as the related term loan.

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

In October 1999, the Company entered into a $1.2 million mortgage loan agreement with its bank to finance the expansion of its principal operating facility. The loan is payable in equal monthly principal installments through January 2008, with a $460,000 payment due at the end of the term. The loan bears interest at the bank's prime rate minus 160 basis points or, at the Company's option, LIBOR plus 100 basis points and contains the same covenants as included in the existing mortgage loans.

In April 1997, the Company's U.K. based subsidiary entered into a ten-year 500,000 pound sterling (approximately $825,000) bank term loan. The term loan is payable in equal monthly installments with interest at a fixed rate of 9%. The loan is secured by a first mortgage on the subsidiary's property and contains restrictive covenants which, among other things, require the subsidiary to maintain certain levels of net worth, earnings and debt service coverage.

Long-term debt maturing in each of the fiscal years subsequent to September 30, 1999 approximates $1,212,000 in 2000, $1,216,000 in 2001, $1,199,000 in 2002,
$1,197,000 in 2003, $438,000 in 2004 and $1,749,000 thereafter.

At  September  30,  1999,   future  minimum  annual  rental   commitments  under
non-cancelable capital lease obligations were as follows: $69,334 per year in 2000 and 2001, and $33,454 in 2002.

NOTE 8.  Segment and Related Information

The Company adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" in 1999, which changes the way the Company reports information about its operating segments. The information for 1998 and 1997 has been restated from the prior year's presentation in order to conform to the 1999 presentation.

The Company operates in one industry which encompasses the design, manufacture, assembly and marketing of closed-circuit video systems and system components for the electronic protection segment of the security industry. The Company manages its business segments primarily on a geographic basis. The Company's principal reportable segments are comprised of its United States (U.S.) and United Kingdom (U.K.) based operations. Its U.S. based operations consist of Vicon Industries, Inc., the Company's corporate headquarters and principal operating entity. Its U.K. based operations consist of Vicon Industries Limited, a wholly owned subsidiary which markets and distributes the Company's products principally within Europe. Other segments include the operations of Vicon Industries (H.K.), Ltd., a Hong Kong based majority owned subsidiary which markets and distributes the Company's products principally within Hong Kong and mainland China and TeleSite U.S.A., Inc. and subsidiary, a U.S. and Israeli based manufacturer and distributor of remote video surveillance systems.

The Company evaluates performance and allocates resources based on, among other things, the net profit for each segment, which excludes intersegment sales and profits. Segment information for the fiscal years ended September 30, 1999, 1998 and 1997 is as follows:



1999                       U.S.         U.K.       Other   Consolidating   Totals
----                    ----------   ----------  --------- -------------   ------

Net sales to
 external customers    $62,939,000  $8,515,000  $1,960,000  $   -       $73,414,000
Intersegment
 net sales               5,334,000       -          36,000      -         5,370,000
Net income (loss)        4,787,000     217,000    (194,000)   (50,000)    4,760,000
Interest expense           506,000     174,000       7,000    (95,000)      592,000
Interest income            227,000       -           -        (86,000)      141,000
Depreciation and
 amortization              680,000     163,000      35,000     36,000       914,000
Total assets            45,025,000   5,912,000   2,904,000 (3,942,000)   49,899,000
Capital expenditures   $ 1,469,000  $  177,000  $  101,000      -       $ 1,747,000


1998                       U.S.         U.K.       Other   Consolidating   Totals
----                    ----------   ----------  --------- -------------   ------

Net sales to
 external customers    $54,184,000  $8,542,000  $  584,000  $   -       $63,310,000
Intersegment
 net sales               4,668,000       -           -          -         4,668,000
Net income (loss)        5,597,000     349,000      41,000   (177,000)    5,810,000
Interest expense         1,024,000     187,000       -       (104,000)    1,107,000
Interest income            164,000       -           -        (99,000)       65,000
Depreciation and
 amortization              652,000     131,000       -          5,000       788,000
Total assets            40,214,000   5,575,000   1,181,000 (2,584,000)   44,386,000
Capital expenditures   $ 4,037,000  $  191,000  $    4,000      -       $ 4,232,000


1997                       U.S.         U.K.       Other   Consolidating   Totals
----                    ----------   ----------  --------- -------------   ------

Net sales to
 external customers    $43,605,000  $7,914,000  $    -      $   -       $51,519,000
Intersegment
 net sales               3,344,000       -           -          -         3,344,000
Net income (loss)        1,385,000     183,000       -         (3,000)    1,565,000
Interest expense         1,041,000     191,000       -        (88,000)    1,144,000
Interest income             79,000       -           -        (79,000)        -
Depreciation and
 amortization              639,000     145,000       -          -           784,000
Total assets            28,209,000   4,938,000       -     (1,947,000)   31,200,000
Capital expenditures   $   819,000  $  106,000  $    -          -       $   925,000


The consolidating segment presented above includes the elimination and consolidation of intersegment transactions. Net sales and long-lived assets related to operations in the United States and other foreign countries for the fiscal years ended September 30, 1999, 1998, and 1997 are as follows:

                                       1999             1998            1997
                                       ----             ----            ----
Net sales
 U.S.                              $63,236,000      $54,184,000     $43,605,000
Foreign                             10,178,000        9,126,000       7,914,000
                                   -----------      -----------      ----------
   Total                           $73,414,000      $63,310,000     $51,519,000

Long-lived assets
 U.S.                              $ 6,234,000      $ 5,443,000     $ 2,059,000
 Foreign                             1,819,000        1,694,000       1,433,000
                                    ----------      -----------      ----------
   Total                           $ 8,053,000      $ 7,137,000     $ 3,492,000

U.S. sales include $5,236,000, $9,853,000 and $10,747,000 for export in fiscal years 1999, 1998, and 1997, respectively. Indirect sales to the United States Postal Service under a national supply contract approximated $22.7 million and $12.0 million in fiscal 1999 and 1998, respectively.


NOTE 9.  Stock Options and Stock Purchase Warrants

The Company maintains stock option plans which include both incentive and non-qualified options covering a total of 430,532 shares of common stock reserved for issuance to key employees, including officers and directors. Such amount includes a total of 100,000 options reserved for issuance under the 1999 Incentive Stock Option Plan, as well as a total of 100,000 options reserved for issuance under the 1999 Non-Qualified Stock Option Plan, approved by the shareholders in April 1999. All options are issued at fair market value at the grant date and are exercisable in varying installments according to the plans. The plans allow for the payment of option exercises through the surrender of previously owned shares based on the fair market value of such shares at the date of surrender. During fiscal 1999 and 1998, a total of 12,431 and 16,565 common shares, respectively, were surrendered pursuant to stock option exercises, which are held in treasury. There were 59,885 shares available for grant at September 30, 1999.

Changes in outstanding stock options for the three years ended September 30, 1999 are as follows:

                                                       Weighted
                                    Number             Average
                                    of                 Exercise
                                    Shares             Price
-------------------------------------------------------------------
Balance - September 30, 1996        444,649            $1.83
Options granted                     241,000            $2.77
Options exercised                  (244,332)           $1.95
Options forfeited                   (21,820)           $2.35
-------------------------------------------------------------------
Balance - September 30, 1997        419,497            $2.27
Options granted                      48,250            $6.98
Options exercised                  (116,450)           $2.18
Options forfeited                    (1,400)           $6.50
-------------------------------------------------------------------
Balance - September 30, 1998        349,897            $2.94
Options granted                     143,000            $7.50
Options exercised                  (120,050)           $2.26
Options forfeited                    (2,200)           $7.00
-------------------------------------------------------------------
Balance - September 30, 1999        370,647            $4.89
Price range $1.69 - $3.06
  (weighted-average contractual     183,897            $2.36
   life of 1.9 years)
Price range $6.75 - $8.19
  (weighted-average contractual     186,750            $7.38
   life of 5.2 years)
-------------------------------------------------------------------
Exercisable options -
  September 30, 1997                149,838            $1.96
  September 30, 1998                253,123            $2.47
  September 30, 1999                210,147            $2.94
-------------------------------------------------------------------

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of this Statement. The fair value for options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997:

                                      1999            1998            1997
                                      ----            ----            ----
------------------------------------------------------------------------------
Risk-free interest rate                5.0%            5.0%            6.0%
Dividend yield                         0.0%            0.0%            0.0%
Volatility factor                     59.0%           67.3%           52.7%
Weighted average expected life       4 years         3 years         3 years
------------------------------------------------------------------------------

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income and earnings per share are as follows:

                                1999                1998               1997
                                ----                ----               ----
Net income:
  As reported                $4,760,201          $5,809,981        $1,564,518
  Pro forma                  $4,646,938          $5,638,166        $1,364,368

Earnings per share:

  As reported
     Basic                      $1.05               $1.61              $ .56
     Diluted                    $1.01               $1.50              $ .52

  Pro forma
     Basic                      $1.03               $1.56              $ .49
     Diluted                    $ .98               $1.46              $ .45

Weighted average fair value
  of options granted            $3.74               $3.34              $1.13

Pro forma earnings reflect only options granted since October 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to October 1, 1995 was not considered.

In connection with the public offering, the Company granted the Underwriters warrants to purchase up to 145,000 shares of Common Stock. The warrants are exercisable at any time through May 2003 at a price of $10.50 per share.

NOTE 10.  Earnings Per Share

The following table provides the components of the basic and diluted earnings per share (EPS) computations:
                                    1999            1998            1997
                                    ----            ----            ----
Basic EPS Computation

Net income                       $4,760,201      $5,809,981     $1,564,518
Weighted average shares
  outstanding                     4,519,344       3,605,307      2,803,805

Basic earnings per share         $     1.05      $     1.61     $      .56
                                 ==========      ==========     ==========


Diluted EPS Computation

Net income                       $4,760,201      $5,809,981     $1,564,518
Weighted average shares
  outstanding                     4,519,344       3,605,307      2,803,805
Stock options                       185,940         260,425        218,191
Stock compensation arrangement       13,075           7,343          -
                                  ---------       ---------      ---------
Diluted shares outstanding        4,718,358       3,873,075      3,021,996

Diluted earnings per share       $     1.01      $     1.50     $      .52
                                 ==========      ==========     ==========

NOTE 11.  Commitments

The Company occupies certain facilities, or is contingently liable, under operating leases that expire at various dates through 2008. The leases, which cover periods from three to nine years, generally provide for renewal options at specified rental amounts. The aggregate operating lease commitment at September 30, 1999 was $522,000 with minimum rentals for the fiscal years shown as follows: 2000 - $158,000; 2001 - $136,000; 2002 - $73,000; 2003 - $27,000; 2004
- $25,000; 2005 and thereafter - $103,000.

The Company is a party to employment agreements with four executives that provide for, among other things, the payment of compensation if there is a change in control without Board of Director approval (as defined in the agreements). The contingent liability under such change in control provisions at September 30, 1999 was approximately $1,605,000. The total compensation payable under these agreements, absent a change in control, aggregated $2,215,000 at September 30, 1999. The Company is also a party to insured deferred compensation agreements with two retired officers. The aggregate remaining compensation payments of approximately $495,000 as of September 30, 1999 are subject to the individuals' adherence to certain non-compete covenants, and are payable in monthly installments through December 2003. In October 1997, 1998 and 1999, the Company's Chief Executive Officer was provided a deferred compensation benefit of 45,952, 16,565 and 8,130 shares, respectively, of common stock currently held by the Company in treasury. Such shares vest upon the expiration of the executive's employment agreement in October 2004, or earlier under certain occurrences including his death, involuntary termination or a change in control of the Company. The market value of such shares approximated $507,000 at the dates of grant, which is being amortized on the straight-line method over the term of the employment agreement.

Sales to customers from the Company's U.K. based subsidiary are denominated in British pounds sterling. The Company attempts to minimize its currency exposure on these sales through the purchase of forward exchange contracts to cover its billings to this subsidiary. These contracts generally involve the exchange of one currency for another at a future date and specified exchange rate. At September 30, 1999 and 1998, the Company had approximately $1,550,000 and $2,200,000, respectively, of outstanding forward exchange contracts to sell British pounds. Such contracts have maturities of less than one year.

The Company's purchases of Japanese sourced products through CBC Company, Ltd., a related party, are denominated in Japanese yen. At September 30, 1999, the Company had approximately $1,059,000 of outstanding forward exchange contracts to purchase Japanese yen. At September 30, 1998, the Company did not have any forward exchange contracts to purchase Japanese yen.

The Company received notice from a competitor asserting that certain of the Company's products infringe upon a patent it allegedly owns and is seeking royalties on the Company's sales of such products. The Company is reviewing the claim and believes that it has good defenses in this matter. No assurance can be given that this matter will be resolved in the Company's favor and no reasonable estimate of potential loss, if any, can be made at this time.

NOTE 12.  Related Party Transactions

As of September 30, 1999, CBC Company, Ltd. and affiliates ("CBC") owned approximately 12.0% of the Company's outstanding common stock. The Company, which has been conducting business with CBC for approximately 20 years, imports certain finished products and components through CBC and also sells its products to CBC who resells the products in certain Asian and European markets. The Company purchased approximately $5.4 million, $5.3 million and $7.1 million of products and components from CBC in fiscal years 1999, 1998, and 1997, respectively, and the Company sold $1.3 million, $4.1 million and $2.7 million of product to CBC for distribution in fiscal years 1999, 1998, and 1997, respectively. At September 30, 1999 and 1998, the Company owed $955,000 and $652,000, respectively, to CBC and CBC owed $27,000 and $491,000, respectively, to the Company resulting from purchases of products.

As of September 30, 1999, Mr. Chu S. Chun had voting control over approximately 4.5% of the Company's outstanding common stock. Mr. Chun beneficially owns a controlling interest in Chun Shin Electronics, Inc. (CSE), a South Korean supplier of certain of the Company's products (see Note 3). Mr. Chun also controls International Industries, Inc. (I.I.I.), a U.S. based company, which arranges the importation of all the Company's products purchased directly or indirectly from CSE. During fiscal years 1999 and 1998, the Company purchased approximately $5.7 million and $8.0 million of products from CSE through I.I.I. under this agreement. In addition, the Company sold approximately $535,000 and $344,000 of its products to I.I.I. in 1999 and 1998, respectively, for resale to CSE. At September 30, 1999 and 1998, I.I.I. owed the Company approximately $238,000 and $59,000, respectively.

                          VICON INDUSTRIES, INC. AND SUBSIDIARIES
                                  QUARTERLY FINANCIAL DATA

(Unaudited)



                                                           Earnings Per Share
                                                           ------------------
  Quarter          Net            Gross           Net
   Ended          Sales           Profit         Income      Basic     Diluted
  -------         -----           ------         ------      -----     -------

Fiscal 1999
December       $17,128,000     $ 5,609,000    $ 1,060,000   $ .24       $ .23
March           17,500,000       5,895,000      1,161,000     .26         .25
June            19,493,000       6,614,000      1,346,000     .30         .28
September       19,293,000       6,581,000      1,193,000     .26         .25
               -----------     -----------    -----------   -----       -----
Total          $73,414,000     $24,699,000    $ 4,760,000   $1.05       $1.01
               ===========     ===========    ===========   =====       =====



Fiscal 1998
December       $14,874,000      $4,628,000    $ 1,009,000   $ .34       $ .31
March           14,731,000       4,826,000      1,154,000     .38         .35
June            16,106,000       5,451,000      1,575,000     .40         .38
September       17,599,000       5,927,000      2,072,000     .46         .44
               -----------     -----------    -----------   -----       -----
 Total         $63,310,000     $20,832,000    $ 5,810,000   $1.61       $1.50
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

                                  SCHEDULE I




                     VICON INDUSTRIES, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS


                 Years ended September 30, 1999, 1998, and 1997



                              Balance at   Charged to              Balance
                              beginning    costs and               at end
     Description              of period    expenses    Deductions  of period
     -----------              ---------    ----------  ----------  ---------
Reserves and allowances
  deducted from asset
  accounts:

Allowance for uncollectible
  accounts:



September 30, 1999            $694,000     $290,000    $166,000   $818,000
                              ========     ========    ========   ========

September 30, 1998            $493,000     $285,000    $ 84,000   $694,000
                              ========     ========    ========   ========

September 30, 1997            $396,000     $273,000    $176,000   $493,000
                              ========     ========    ========   ========

                                       SIGNATURES


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICON INDUSTRIES, INC.

By Kenneth M. Darby                             By John M. Badke
   -------------------------                       -------------------------
   Kenneth M. Darby                                John M. Badke
   Chairman                                        Vice President, Finance
   (Chief Executive Officer)                       (Chief Financial Officer)

December 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

VICON INDUSTRIES, INC.


Kenneth M. Darby                                       December 29, 1999
---------------------                                  ---------------------
Kenneth M. Darby          Chairman and CEO             Date

Chu S. Chun                                            December 29, 1999
---------------------                                  ---------------------
Chu S. Chun               Director                     Date

Milton F. Gidge                                        December 29, 1999
---------------------                                  ---------------------
Milton F. Gidge           Director                     Date

Peter F. Neumann                                       December 29, 1999
---------------------                                  ---------------------
Peter F. Neumann          Director                     Date

W. Gregory Robertson                                   December 29, 1999
---------------------                                  ---------------------
W. Gregory Robertson      Director                     Date

Arthur D. Roche                                        December 29, 1999
---------------------                                  ---------------------
Arthur D. Roche           Director                     Date

Kazuyoshi Sudo                                         December 29, 1999
---------------------                                  ---------------------
Kazuyoshi Sudo            Director                     Date

                                         SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICON INDUSTRIES, INC.


By                                             By
Kenneth M. Darby                               John M. Badke
Chairman                                       Vice President, Finance
(Chief Executive Officer)                      (Chief Financial Officer)

December 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

VICON INDUSTRIES, INC.


                                                       December 29, 1999
---------------------                                  ---------------------
Kenneth M. Darby          Chairman and CEO             Date

                                                       December 29, 1999
---------------------                                  ---------------------
Chu S. Chun               Director                     Date

                                                       December  29, 1999
---------------------                                  ---------------------
Milton F. Gidge           Director                     Date

                                                       December 29, 1999
---------------------                                  ---------------------
Peter F. Neumann          Director                     Date

                                                       December 29, 1999
---------------------                                  ---------------------
W. Gregory Robertson      Director                     Date

                                                       December 29, 1999
---------------------                                  ---------------------
Arthur D. Roche           Director                     Date

                                                       December 29, 1999
---------------------                                  ---------------------
Kazuyoshi Sudo            Director                     Date
                                           - 50 -