Form 10-Q
period 1999-12-31
VICON INDUSTRIES INC /NY/
filed 2000-02-14
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549

                                   FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934



For Quarter Ended  December 31, 1999            Commission File No.  1-7939
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


                               Yes    X        No


At December 31, 1999, the registrant had outstanding 4,586,512 shares of Common Stock, $.01 par value.

                        PART I - FINANCIAL INFORMATION

                    VICON INDUSTRIES, INC. AND SUBSIDIARIES

               (CONDENSED) CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                 Three Months Ended

                                            12/31/99               12/31/98

Net sales.............................    $19,524,470            $17,127,727
Cost of sales.........................     14,134,206             11,263,335
                                          -----------            -----------
  Gross profit........................      5,390,264              5,864,392

Operating expenses:
    Selling expense...................      3,181,520              2,588,879
    General & administrative expense..      1,066,863                829,206
    Engineering & development expense.        862,536                645,392
                                           ----------             ----------
                                            5,110,919              4,063,477
                                           ----------             ----------

  Operating income....................        279,345              1,800,915

Interest expense......................        166,088                153,026
Interest income.......................        (17,389)               (47,509)
                                          -----------            -----------

    Income before income taxes........        130,646              1,695,398
Income tax expense....................         46,000                635,000
                                          -----------           ------------
    Net income........................    $    84,646            $ 1,060,398
                                          ===========           ============



Earnings per share:

            Basic                         $   .02                $   .24
                                              ===                    ===

            Diluted                       $   .02                $   .23
                                              ===                    ===

Shares used in computing earnings per share:

            Basic                          4,584,934              4,476,111

            Diluted                        4,699,703              4,691,819




See Notes to (Condensed) Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                    (CONDENSED) CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

ASSETS                                               12/31/99       9/30/99

CURRENT ASSETS
Cash............................................  $    804,349  $  1,998,767
Accounts receivable (less allowance
   of $884,000 at December 31, 1999 and
    $818,000 at September 30, 1999).............    15,173,542    13,771,411
Inventories:
  Parts, components, and materials..............     3,181,438     2,647,781
  Work-in-process...............................     5,607,449     5,298,862
  Finished products.............................    13,682,063    13,381,900
                                                   -----------   -----------
                                                    22,470,950    21,328,543
Deferred income taxes...........................     1,874,791     1,303,791
Prepaid expenses................................       546,650       630,716
                                                   -----------   -----------
TOTAL CURRENT ASSETS............................    40,870,282    39,033,228
--------------------

Property, plant and equipment...................    14,968,514    14,540,426
 Less accumulated depreciation and amortization.    (6,683,913)   (6,486,937)
                                                   -----------   -----------
                                                     8,284,601     8,053,489

Goodwill, net of accumulated amortization.......     1,788,373     1,768,056
Deferred income taxes...........................       233,154       264,218
Other assets....................................       720,657       780,028
                                                   -----------   -----------
TOTAL ASSETS....................................   $51,897,067   $49,899,019
                                                   ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Borrowings under revolving credit agreement.....   $   559,160   $   374,806
 Current maturities of long-term debt...........     1,308,772     1,212,316
Accounts payable................................     4,188,293     4,022,892
 Accrued compensation and employee benefits.....     1,296,436     2,233,441
Accrued expenses................................     2,260,275     1,749,395
Unearned service revenue........................       225,433       224,711
Income taxes payable............................       442,051       167,013
                                                    ----------   -----------
 TOTAL CURRENT LIABILITIES                          10,280,420     9,984,574

Long-term debt..................................     7,588,895     5,798,641
Unearned service revenue........................       585,099       639,169
Other long-term liabilities.....................       698,712       728,284

SHAREHOLDERS' EQUITY
Common stock, par value $.01....................        46,627        46,547
Capital in excess of par value..................    21,358,534    21,343,676
Retained earnings...............................    11,935,735    11,851,089
                                                  ------------   -----------
                                                    33,340,896    33,241,312
Less treasury stock, at cost....................      (517,845)     (508,745)
Accumulated other comprehensive income (loss)...       (79,110)       15,784
                                                  ------------   -----------
TOTAL SHAREHOLDERS' EQUITY                          32,743,941    32,748,351
--------------------------                        ------------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......   $51,897,067   $49,899,019
                                                  ============   ===========

See Notes to (Condensed) Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     (CONDENSED) CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                        Three Months Ended

                                                     12/31/99       12/31/98

Cash flows from operating activities:
  Net income.....................................  $    84,646   $  1,060,398
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation and amortization................      263,316        213,964
     Deferred income taxes.......................     (539,936)      (167,000)
    Change in assets and liabilities:
      Accounts receivable........................   (1,446,286)      (333,597)
      Inventories................................   (1,170,423)    (1,060,543)
      Prepaid expenses...........................       81,401        (98,863)
      Other assets...............................      (12,909)      (177,533)
      Accounts payable...........................      168,188       (594,255)
      Accrued compensation and employee benefits.     (936,041)      (841,192)
      Accrued expenses...........................      509,876        138,545
      Unearned service revenue...................      (53,348)         -
      Income taxes payable.......................      276,744        271,768
      Other liabilities..........................      (29,572)        (8,654)
                                                   ------------   ------------
       Net cash used in operating activities.....   (2,804,344)    (1,596,962)
                                                   ------------   ------------

Cash flows from investing activities:
    Capital expenditures, net of
      minor disposals............................      (470,165)      (217,865)
                                                     -----------      ---------
       Net cash used in investing activities.....      (470,165)      (217,865)
                                                     -----------      ---------
Cash flows from financing activities:
     Borrowings under U.S. bank credit agreement.     1,000,000          -
    Increase (decrease) in borrowings under U.K.
       revolving credit agreement................       192,348       (134,689)
    Proceeds from mortgage loan..................     1,200,000          -
    Proceeds from exercise of stock options......         5,838         50,126
    Repayments of U.S. term loan.................      (225,000)      (225,000)
    Repayments of other debt.....................       (77,039)       (70,453)
                                                   ------------   ------------
       Net cash provided by (used in)
          financing activities...................     2,096,147       (380,016)
                                                   ------------   ------------
Effect of exchange rate changes on cash..........       (16,056)       (53,535)
                                                   ------------   ------------

Net decrease in cash.............................    (1,194,418)    (2,248,378)
Cash at beginning of year........................     1,998,767      4,854,557
                                                   ------------   ------------
Cash at end of period............................  $    804,349   $   2,606,179
                                                   ============   =============



See Notes to (Condensed) Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO (CONDENSED) CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                December 31, 1999


Note 1:  Basis of Presentation

The accompanying unaudited (condensed) consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1999. Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2:  Earnings per Share

The Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" requires companies to present basic and diluted earnings per share (EPS). Basic EPS is computed based on the weighted average number of shares outstanding for the period. Diluted EPS reflects the maximum dilution that would have resulted from the exercise of stock options and incremental shares issuable under a deferred compensation agreement. The following table provides the components of the basic and diluted earnings per share (EPS) computations for the three months ended December 31, 1999 and 1998:


                                              1999              1998
                                           ----------         ---------
                                           (Unaudited)       (Unaudited)

Basic EPS Computation
Net income..............................   $   84,646        $1,060,398

Weighted average shares outstanding.....    4,584,934         4,476,111

Basic earnings per share................   $      .02        $      .24
                                           ==========        ==========


Diluted EPS Computation
Net income..............................   $   84,646        $1,060,398

  Weighted average shares outstanding...    4,584,934         4,476,111
  Stock options.........................      108,730           208,129
  Stock compensation arrangement........        6,039             7,579
                                           ----------        ----------
Diluted shares outstanding..............    4,699,703         4,691,819

Diluted earnings per share..............   $      .02        $      .23
                                           ==========        ==========

Note 3:   Comprehensive Income

Statement  of  Financial   Accounting   Standards  (SFAS)  No.  130,  "Reporting
Comprehensive Income", requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements. The Company's total comprehensive income for the three months ended December 31, 1999 and 1998 was as follows:

                                              1999               1998
                                          -----------        -----------
                                          (Unaudited)        (Unaudited)

Net income.............................   $    84,646        $ 1,060,398

Other comprehensive income (loss),
 net of tax:
    Change in equity due to foreign
     currency translation adjustments..       (94,894)          (131,693)
                                          -----------        -----------

Comprehensive income (loss)............   $   (10,248)       $   928,705
                                          ===========        ===========


Note 4:   Segment and Related Information

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in fiscal 1999, which changes the way the Company reports information about its operating segments. The Company operates in one industry which encompasses the design, manufacture, assembly and marketing of closed-circuit video systems and system components for the electronic protection segment of the security industry. The Company manages its business segments primarily on a geographic basis. The Company's principal reportable segments are comprised of its United States (U.S.) and United Kingdom (U.K.) based operations. Its U.S. based operations consists of Vicon Industries, Inc., the Company's corporate headquarters and principal operating entity. Its U.K. based operations consist of Vicon Industries Limited, a wholly owned subsidiary which markets and distributes the Company's products principally within Europe. Other segments include the operations of Vicon Industries (H.K.) Ltd., a Hong Kong based majority owned subsidiary which markets and distributes the Company's products principally within Hong Kong and mainland China, and Telesite U.S.A., Inc. and subsidiary, a U.S. and Israeli based manufacturer and distributor of remote video surveillance systems.

The Company evaluates performance and allocates resources based on, among other things, the net profit for each segment, which excludes intersegment sales and profits. Segment information for the three months ended December 31, 1999 and 1998 was as follows:


1999                     U.S.       U.K.       Other     Consolid.    Totals
----                  ----------  ---------  ---------  ----------   -------

Net sales to
 external customers  $16,244,000 $2,392,000 $  888,000   $   -     $19,524,000
Intersegment
 net sales             1,594,000      -         84,000       -       1,678,000
Net income (loss)        160,000     26,000    (47,000)   (54,000)      85,000
Interest expense         143,000     40,000      5,000    (22,000)     166,000
Interest income           52,000      -          -        (35,000)      17,000
Depreciation and
 amortization            176,000     26,000      9,000     52,000      263,000
Total assets          47,074,000  5,525,000  2,735,000 (3,437,000)  51,897,000
Capital expenditures     452,000      -         18,000      -          470,000

1998                     U.S.       U.K.       Other     Consolid.    Totals
----                  ---------- ----------  ---------  ----------   -------

Net sales to
 external customers  $14,749,000 $1,908,000 $  471,000   $  -      $17,128,000
Intersegment
 net sales             1,050,000      -          -          -        1,050,000
Net income (loss)      1,042,000     30,000    (14,000)     2,000    1,060,000
Interest expense         136,000     40,000      -        (23,000)     153,000
Interest income           71,000      -          -        (23,000)      48,000
Depreciation and
 amortization            163,000     39,000     12,000      -          214,000
Total assets          39,812,000  5,205,000  1,448,000 (2,608,000)  43,857,000
Capital expenditures     106,000     42,000     70,000      -          218,000


The consolidating segment above includes the elimination and consolidation of intersegment transactions.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations
Three Months Ended December 31, 1999 Compared with December 31, 1998


Net sales for the quarter ended December 31, 1999 increased $2.4 million or 14% to $19.5 million compared with $17.1 million in the year ago period. Domestic sales increased $1.6 million or 12% to $14.9 million, principally as a result of increased system sales supplied under a contract with the U.S. Postal Service. International sales increased $.8 million or 20% to $4.6 million. The backlog of unfilled orders was $9.2 million at December 31, 1999 compared with $13.8 million at December 31, 1998.

Gross profit margins for the first quarter of 2000 decreased to 27.6% compared with 34.2% in the year ago period. The margin decline was attributable to a $1.3 million charge for warranty costs incurred and estimated costs as a result of technical problems associated with the roll out of a new product line.

Operating expenses for the first quarter of 2000 were $5.1 million or 26.2% of net sales compared with $4.1 million or 23.7% of net sales in the year ago period. The increase in operating expenses was principally the result of additional sales, sales support and product development personnel.

Operating income decreased to $.3 million for the first quarter of 2000 compared with $1.8 million in the year ago period principally as a result of a decrease in gross profit resulting from the $1.3 million warranty charge and increased operating expenses.

Interest expense was $166,000 for the first quarter of 2000 compared with $153,000 in the year ago period.

Income tax expense was $46,000 for the first quarter of 2000 compared with $635,000 in the year ago period.

As a result of the foregoing, net income decreased to $85,000 for the first quarter of 2000 compared with $1.1 million for the year ago period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Financial Condition

Net cash used in operating activities was $2.8 million for the first quarter of 2000 due primarily to an increase in accounts receivable of $1.4 million as a result of increased sales and an increase in inventory of $1.2 million related to new product line production. Net cash used in investing activities was $.5 million for the first quarter of 2000 due principally to capital expenditures related to the expansion of the Company's principal operating facility. Net cash provided by financing activities was $2.1 million, which included $1.2 million of proceeds from a mortgage loan used to finance the facility expansion and $1.0 million of borrowings under the Company's U.S. revolving credit agreement. As a result of the foregoing, cash decreased by $1.2 million for the first quarter of 2000 after the nominal effect of exchange rate changes on the cash position of the Company.

The Company has a $7.5 million revolving credit facility with a bank which expires in July 2002, with an option to increase the facility to $9.5 million at any time through July 2000. Borrowings under the facility bear interest at the bank's prime rate minus 2% or, at the Company's option, LIBOR plus 90 basis points (6.50% and 6.72%, respectively, at December 31, 1999). At December 31, 1999, outstanding borrowings under this facility were $1.0 million. The agreement contains restrictive covenants which, among other things, require the Company to maintain certain levels of earnings and ratios of debt service coverage and debt to tangible net worth.

The Company also maintains a bank overdraft facility of 600,000 Pounds Sterling (approximately $1.0 million) in the U.K. to support local working capital requirements of Vicon Industries Limited. At December 31, 1999, outstanding borrowings under this facility were approximately $559,000.

In October 1999, the Company entered into a $1.2 million mortgage loan agreement with its bank to finance the expansion of its principal operating facility. The loan is payable in equal monthly principal installments through January 2008, with a $460,000 payment due at the end of the term. The loan bears interest at the bank's prime rate minus 160 basis points or, at the Company's option, LIBOR plus 100 basis points (6.90% and 6.82%, respectively, at December 31, 1999) and contains the same covenants as included in the existing mortgage loans.

The Company believes that cash flow from operations and funds available under its credit agreements will be sufficient to meet its anticipated operating, capital expenditures and debt service requirements for at least the next twelve months.

Year 2000

The Company's software-based products have been tested for year 2000 compliance and the Company believes that such products are year 2000 compatible. With respect to its own computer operating systems, the Company has upgraded its principal operating computer software to the most recent available revisions sold by its software suppliers, which the suppliers have represented to be year 2000 compliant. It is possible that certain computer systems or software products of the Company's customers or suppliers may experience year 2000 problems and that such problems could adversely affect the Company. Should the Company's suppliers fail to achieve year 2000 compliance, the supply of product to the Company may be interrupted resulting in possible lost revenue to the Company due to its inability to supply finished product to its customers. If such interruptions were prolonged, it could have a material adverse effect on the Company.

To date, the Company has not encountered any significant effects of the Year 2000 problem either internally or with third parties. This does not guarantee that problems will not occur in the future or have not yet been detected.


"Safe" Harbor Statement under the Private Securities Litigation Reform Act of 1995

Statements in this Report on Form 10-Q and other statements made by the Company or its representatives that are not strictly historical facts including, without limitation, statements included herein under the captions "Results of Operations", "Liquidity and Financial Condition" and "Year 2000" are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 that should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. The forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance and/or achievements of the Company to differ materially from any future results, performance or achievements, express or implied, by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, and that in light of the significant uncertainties inherent in forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company also assumes no obligation to update its forward-looking statements or to advise of changes in the assumptions and factors on which they are based.

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





February 14, 2000








                                           VICON INDUSTRIES, INC.







Kenneth M. Darby                           John M. Badke
Chairman and                               Vice President, Finance
Chief Executive Officer                    Chief Financial Officer

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





February 14, 2000







                                           VICON INDUSTRIES, INC.
                                           VICON INDUSTRIES, INC.






Kenneth M. Darby                           John M. Badke
Kenneth M. Darby                           John M. Badke
Chairman and                               Vice President, Finance
Chief Executive Officer                    Chief Financial Officer