Form 10-Q
period 2000-03-31
VICON INDUSTRIES INC /NY/
filed 2000-05-15
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549

                                    FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934



For Quarter Ended  March 31, 2000               Commission File No.  1-7939
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



Registrant's telephone number, including area code: (631) 952-2288



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


                               Yes    X        No


At March 31, 2000, the registrant had outstanding 4,591,199 shares of Common Stock, $.01 par value.

                         PART I - FINANCIAL INFORMATION

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES

               (CONDENSED) CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                 Three Months Ended

                                             3/31/00                3/31/99

Net sales.............................    $17,442,343            $17,500,615
Cost of sales.........................     11,816,443             11,411,186
                                          -----------            -----------

  Gross profit........................      5,625,900              6,089,429

Operating expenses:
    Selling expense...................      3,206,257              2,618,055
    General & administrative expense..      1,033,148                978,958
    Engineering & development expense.        903,436                574,785
                                           ----------             ----------
                                            5,142,841              4,171,798
                                           ----------             ----------

  Operating income....................        483,059              1,917,631

Interest expense......................        206,269                149,360
Interest income.......................        (10,177)               (42,807)
                                          -----------            -----------

    Income before income taxes........        286,967              1,811,078
Income tax expense....................        101,000                650,000
                                          -----------           ------------
    Net income........................    $   185,967            $ 1,161,078
                                          ===========           ============



Earnings per share:

            Basic                         $   .04                $   .26
                                              ===                    ===

            Diluted                       $   .04                $   .25
                                              ===                    ===

Shares used in computing earnings per share:

            Basic                          4,588,830              4,506,931

            Diluted                        4,673,336              4,713,487




See Notes to (Condensed) Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES

               (CONDENSED) CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                   Six Months Ended

                                             3/31/00                3/31/99

Net sales.............................    $36,966,813            $34,628,342
Cost of sales.........................     25,950,649             22,674,521
                                          -----------            -----------

  Gross profit........................     11,016,164             11,953,821

Operating expenses:
    Selling expense...................      6,387,777              5,206,934
    General & administrative expense..      2,100,010              1,808,164
    Engineering & development expense.      1,765,973              1,220,176
                                           ----------             ----------
                                           10,253,760              8,235,274
                                           ----------             ----------

  Operating income....................        762,404              3,718,547

Interest expense......................        372,356                302,386
Interest income.......................        (27,565)               (90,316)
                                          -----------            -----------

    Income before income taxes........        417,613              3,506,477
Income tax expense....................        147,000              1,285,000
                                          -----------           ------------
    Net income........................    $   270,613            $ 2,221,477
                                          ===========           ============



Earnings per share:

            Basic                         $   .06                $   .49
                                              ===                    ===

            Diluted                       $   .06                $   .47
                                              ===                    ===

Shares used in computing earnings per share:

            Basic                          4,586,494              4,491,352

            Diluted                        4,686,132              4,702,484




See Notes to (Condensed) Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     (CONDENSED) CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


ASSETS                                                3/31/00       9/30/99


CURRENT ASSETS
Cash............................................   $ 1,185,372   $ 1,998,767
Accounts receivable (less allowance
  of $950,000 at March 31, 2000 and
  $818,000 at September 30, 1999)...............    16,053,778    13,771,411
Inventories:
  Parts, components, and materials..............     3,551,142     2,647,781
  Work-in-process...............................     4,450,555     5,298,862
  Finished products.............................    15,120,994    13,381,900
                                                   -----------   -----------
                                                    23,122,691    21,328,543
Deferred income taxes...........................     1,989,999     1,303,791
Prepaid expenses................................       511,698       630,716
                                                   -----------   -----------
TOTAL CURRENT ASSETS............................    42,863,538    39,033,228
--------------------

Property, plant and equipment...................    15,443,241    14,540,426
Less accumulated depreciation and amortization..    (6,936,969)   (6,486,937)
                                                   -----------   -----------
                                                     8,506,272     8,053,489
Goodwill, net of accumulated amortization.......     1,737,011     1,768,056
Deferred income taxes...........................       483,154       264,218
Other assets....................................       731,390       780,028
                                                   -----------   -----------

TOTAL ASSETS....................................   $54,321,365   $49,899,019
------------                                       ===========   ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Borrowings under revolving credit agreement.....   $   644,386   $   374,806
Current maturities of long-term debt............     1,305,676     1,212,316
Accounts payable................................     4,098,383     4,022,892
Accrued compensation and employee benefits......     1,313,843     2,233,441
Accrued expenses................................     2,133,984     1,749,395
Unearned service revenue........................       495,942       224,711
Income taxes payable............................       165,986       167,013
                                                    ----------    ----------
TOTAL CURRENT LIABILITIES                           10,158,200     9,984,574
-------------------------

Long-term debt..................................     9,251,082     5,798,641
Unearned service revenue........................     1,320,056       639,169
Other long-term liabilities.....................       699,127       728,284

SHAREHOLDERS' EQUITY
Common stock, par value $.01....................        46,767        46,547
Capital in excess of par value..................    21,395,646    21,343,676
Retained earnings...............................    12,121,702    11,851,089
                                                  ------------   -----------
                                                    33,564,115    33,241,312
Less treasury stock, at cost....................      (555,097)     (508,745)
Accumulated other comprehensive income (loss)...      (116,118)       15,784
                                                  ------------   -----------
TOTAL SHAREHOLDERS' EQUITY                          32,892,900    32,748,351
--------------------------                        ------------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......   $54,321,365   $49,899,019
------------------------------------------        ============   ===========

See Notes to (Condensed) Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
              (CONDENSED) CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                         Six Months Ended

                                                      3/31/00        3/31/99

Cash flows from operating activities:
  Net income.....................................  $   270,613    $ 2,221,477
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation and amortization................      577,924        428,747
    Deferred income taxes........................     (905,144)      (213,000)
    Change in assets and liabilities:
      Accounts receivable........................   (2,358,720)      (163,869)
      Inventories................................   (1,848,801)    (2,590,922)
      Prepaid expenses...........................      114,044        (99,226)
      Other assets...............................      (23,642)      (220,298)
      Accounts payable...........................       80,402        472,704
      Accrued compensation and employee benefits.     (917,624)      (606,570)
      Accrued expenses...........................      392,513        216,329
      Unearned service revenue...................      952,118          -
      Income taxes payable.......................        2,286       (246,941)
      Other liabilities..........................      (29,157)       (17,757)
                                                   ------------   ------------
       Net cash used in operating activities.....   (3,693,188)      (819,326)
                                                   ------------   ------------

Cash flows from investing activities:
    Capital expenditures, net of
      minor disposals............................     (973,357)      (360,743)
                                                   ------------   ------------
       Net cash used in investing activities.....     (973,357)      (360,743)
                                                   ------------   ------------

Cash flows from financing activities:
    Borrowings under U.S. bank credit agreement..    3,000,000          -
    Increase (decrease) in borrowings under U.K.
      revolving credit agreement.................      284,449         (1,932)
    Proceeds from mortgage loan..................    1,200,000          -
    Proceeds from exercise of stock options......        5,838         94,945
    Repayments of U.S. term loan.................     (450,000)      (450,000)
    Repayments of other debt.....................     (185,739)      (134,304)
                                                   ------------   ------------
       Net cash provided by (used in)
          financing activities...................    3,854,548       (491,291)
                                                   ------------   ------------
Effect of exchange rate changes on cash..........       (1,398)      (119,773)
                                                   ------------   ------------

Net decrease in cash.............................     (813,395)    (1,791,133)
Cash at beginning of year........................    1,998,767      4,854,557
                                                   ------------   ------------
Cash at end of period............................  $ 1,185,372    $ 3,063,424
                                                   ============   ------------



See Notes to (Condensed) Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
      NOTES TO (CONDENSED) CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2000


Note 1:  Basis of Presentation

The accompanying unaudited (condensed) consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1999. Certain prior year amounts have been reclassified to conform to current year presentation.


Note 2:  Earnings per Share

The Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" requires companies to present basic and diluted earnings per share (EPS). Basic EPS is computed based on the weighted average number of shares outstanding for the period. Diluted EPS reflects the maximum dilution that would have resulted from the exercise of stock options and incremental shares issuable under a deferred compensation agreement. The following table provides the components of the basic and diluted earnings per share (EPS) computations for the three month and six month periods ended March 31, 2000 and 1999:


                                  Three Months               Six Months
                                 Ended March 31,           Ended March 31,
                                 2000         1999         2000        1999
                                    (Unaudited)              (Unaudited)

Basic EPS Computation
Net income.................. $  185,967   $1,161,078   $  270,613   $2,221,477

Weighted average
 shares outstanding.........  4,588,830    4,506,931    4,586,494    4,491,352

Basic earnings per share.... $      .04   $      .26   $      .06   $      .49
                             ==========   ==========   ==========   ==========


Diluted EPS Computation
Net income.................. $  185,967   $1,161,078   $  270,613   $2,221,477

  Weighted average
   shares outstanding.......  4,588,830    4,506,931    4,586,494    4,491,352
  Stock options.............     84,506      193,877       96,618      201,003
  Stock compensation
   arrangement..............      -           12,679        3,020       10,129
                             ----------   ----------   ----------   ----------

Diluted shares outstanding..  4,673,336    4,713,487    4,686,132    4,702,484

Diluted earnings per share.. $      .04   $      .25   $      .06   $      .47
                             ==========   ==========   ==========   ==========

Note 3:   Comprehensive Income

Statement  of  Financial   Accounting   Standards  (SFAS)  No.  130,  "Reporting
Comprehensive Income", requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements. The Company's total comprehensive income for the three month and six month periods ended March 31, 2000 and 1999 was as follows:

                                 Three Months                Six Months
                                Ended March 31,            Ended March 31,
                                2000        1999          2000         1999
                                   (Unaudited)                (Unaudited)

Net income................  $  185,967  $1,161,078    $  270,613   $2,221,477

Other comprehensive income
(loss), net of tax:
 Change in equity due to
  foreign currency
  translation adjustments.     (37,008)   (152,038)     (131,902)    (283,731)
                            ----------  ----------    ----------   ----------

Comprehensive income......  $  148,959  $1,009,040    $  138,711   $1,937,746
                            ==========  ==========    ==========   ==========


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

The Company evaluates performance and allocates resources based on, among other things, the net profit for each segment, which excludes intersegment sales and profits. Segment information for the three month and six month periods ended March 31, 2000 and 1999 was as follows:


Three Months Ended
March 31, 2000           U.S.       U.K.       Other     Consolid.    Totals
-------------------   ----------  ---------  ---------  ----------   -------

Net sales to
 external customers  $13,815,000 $2,506,000 $1,121,000   $   -     $17,442,000
Intersegment
 net sales             1,951,000      -        180,000       -       2,131,000
Net income (loss)        281,000     79,000   (122,000)   (52,000)     186,000
Total assets          48,962,000  6,325,000  2,698,000 (3,664,000)  54,321,000

Three Months Ended
March 31, 1999           U.S.       U.K.       Other     Consolid.    Totals
-------------------   ---------- ----------  ---------  ----------   -------

Net sales to
 external customers  $15,044,000 $1,808,000 $  649,000   $  -      $17,501,000
Intersegment
 net sales             1,178,000      -          -          -        1,178,000
Net income (loss)      1,189,000    (41,000)    45,000    (32,000)   1,161,000
Total assets          41,527,000  5,073,000  1,672,000 (2,725,000)  45,547,000


Six Months Ended
March 31, 2000           U.S.       U.K.       Other     Consolid.    Totals
-------------------   ----------  ---------  ---------  ----------   -------

Net sales to
 external customers  $30,059,000 $4,898,000 $2,010,000   $   -     $36,967,000
Intersegment
 net sales             3,545,000      -        264,000       -       3,809,000
Net income (loss)        441,000    105,000   (169,000)  (106,000)     271,000
Total assets          48,962,000  6,325,000  2,698,000 (3,664,000)  54,321,000


Six Months Ended
March 31, 1999           U.S.       U.K.       Other     Consolid.    Totals
-------------------   ---------- ----------  ---------  ----------   -------

Net sales to
 external customers  $29,793,000 $3,716,000 $1,119,000   $  -      $34,628,000
Intersegment
 net sales             2,228,000      -          -          -        2,228,000
Net income (loss)      2,231,000    (11,000)    31,000    (30,000)   2,221,000
Total assets          41,527,000  5,073,000  1,672,000 (2,725,000)  45,547,000



The consolidating segment above includes the elimination and consolidation of intersegment transactions.


Note 5:   Investment in Affiliate

The Company has a 30% ownership interest in Chun Shin Electronics, Inc. (CSE), a South Korean company which manufactures and assembles certain of the Company's products. The Company has not recognized its interest in the accumulated earnings of CSE since it does not have any control over its operations and does not have the ability to repatriate any of its accumulated earnings. Net assets of CSE were approximately $3.3 million at September 30, 1999. See "Management's Discussion and Analysis."

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations
Three Months Ended March 31, 2000 Compared with March 31, 1999


Net sales for the quarter ended March 31, 2000 were $17.4 million compared with $17.5 million in the year ago period. Domestic sales decreased $1.2 million or 9% to $12.6 million, due in part to decreased system sales supplied under a contract with the U.S. Postal Service. International sales increased $1.2 million or 32% to $4.8 million. Sales for the current quarter were affected by a technical problem associated with a new product line as reported in the previous quarter ended December 31, 1999.

Gross profit margins for the second quarter of 2000 decreased to 32.3% compared with 34.8% in the year ago period as a result of lower selling prices and the effect of lower than anticipated sales to fixed production overhead.

Operating expenses for the second quarter of 2000 were $5.1 million or 29.5% of net sales compared with $4.2 million or 23.8% of net sales in the year ago period. The increase in operating expenses was principally the result of additional sales, sales support and product development personnel.

Operating income decreased to $.5 million for the second quarter of 2000 compared with $1.9 million in the year ago period principally as a result of the decrease in gross profit and increase in operating expenses as discussed above.

Interest expense increased to $206,000 for the second quarter of 2000 compared with $149,000 in the year ago period principally as a result of an increase in bank borrowings.

Income tax expense was $101,000 for the second quarter of 2000 compared with $650,000 in the year ago period.

As a result of the foregoing, net income decreased to $186,000 for the second quarter of 2000 compared with $1.2 million for the year ago period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations
Six Months Ended March 31, 2000 Compared with March 31, 1999


Net sales for the six months ended March 31, 2000 increased $2.3 million or 7% to $37.0 million compared with $34.6 million in the year ago period. Domestic sales for the first six months of 2000 were $27.5 million compared with $27.0 million in the prior year period. International sales increased $2.0 million or 26% to $9.5 million. The backlog of unfilled orders was $8.9 million at March 31, 2000 compared with $14.0 million at March 31, 1999.

Gross profit margins for the first six months of 2000 decreased to 29.8% compared with 34.5% in the year ago period. The margin decline was principally attributable to a first quarter warranty charge of $1.3 million for costs incurred and estimated costs as a result of a technical problem associated with a new product line. In addition, margins were impacted by lower selling prices.

Operating expenses for the first six months of 2000 were $10.3 million or 27.7% of net sales compared with $8.2 million or 23.8% of net sales in the year ago period. The increase in operating expenses was principally the result of additional sales, sales support and product development personnel.

Operating income decreased to $.8 million for the first six months of 2000 compared with $3.7 million in the year ago period principally as a result of a decrease in gross profit resulting from the $1.3 million warranty charge and increased operating expenses.

Interest expense increased to $372,000 for the first six months of 2000 compared with $302,000 in the year ago period principally as a result of an increase in bank borrowings.

Income tax expense was $147,000 for the first six months of 2000 compared with $1,285,000 in the year ago period.

As a result of the foregoing, net income decreased to $271,000 for the first six months of 2000 compared with $2.2 million for the year ago period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Financial Condition
---------------------------------

Net cash used in operating activities was $3.7 million for the first six months of 2000 due primarily to an increase in accounts receivable of $2.4 million as a result of a general slowdown in collections and an increase in inventory of $1.8 million related to new product line production. Net cash used in investing activities was $1.0 million for the first six months of 2000 due principally to capital expenditures related to the expansion of the Company's principal operating facility. Net cash provided by financing activities was $3.9 million, which included $3.0 million of borrowings under the Company's U.S. revolving credit agreement and $1.2 million of proceeds from a mortgage loan used to finance the facility expansion. As a result of the foregoing, cash decreased by $.8 million for the first six months of 2000 after the nominal effect of exchange rate changes on the cash position of the Company.

The Company has a $9.5 million revolving credit facility with a bank which expires in July 2002. Borrowings under the facility bear interest at the bank's prime rate minus 2% or, at the Company's option, LIBOR plus 90 basis points (7.00% and 7.03%, respectively, at March 31, 2000). At March 31, 2000, outstanding borrowings under this facility were $3.0 million. The agreement contains restrictive covenants which, among other things, require the Company to maintain certain levels of earnings and ratios of debt service coverage and debt to tangible net worth.

The Company also maintains a bank overdraft facility of 600,000 Pounds Sterling (approximately $1.0 million) in the U.K. to support local working capital requirements of Vicon Industries Limited. At March 31, 2000, outstanding borrowings under this facility were approximately $644,000.

In October 1999, the Company entered into a $1.2 million mortgage loan agreement with its bank to finance the expansion of its principal operating facility. The loan is payable in equal monthly principal installments through January 2008, with a $460,000 payment due at the end of the term. The loan bears interest at the bank's prime rate minus 160 basis points or, at the Company's option, LIBOR plus 100 basis points (7.40% and 7.13%, respectively, at March 31, 2000) and contains the same covenants as included in the existing mortgage loans.

The Company believes that cash flow from operations and funds available under its credit agreements will be sufficient to meet its anticipated operating, capital expenditures and debt service requirements for at least the next twelve months.

Certain Related Party Transactions
----------------------------------

The Company is substantially dependent upon certain outside suppliers to manufacture and assemble its products. During the six months ended March 31, 2000, approximately $3.0 million or 14% of the Company's purchases of components and finished products were supplied indirectly from CSE, a 30% owned South Korean company (see Note 5). The Company has no control over the operations of CSE and its relationship with this investee is strictly that of a buyer and supplier dealing with each other at arm's length. Although the Company believes that the principal portion of components and products supplied by CSE could in time be sourced through alternative suppliers at prices comparable to those paid to CSE, the immediate loss of CSE or any other significant supplier for any reason would impair the Company's ability to meet its obligations to customers and would have a material adverse effect on the Company's business.

Gross profit margins attributable to sales of CSE sourced products are generally comparable with the margins reported in the accompanying consolidated statements of operations.


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


"Safe" Harbor Statement under the Private Securities Litigation Reform Act of
-----------------------------------------------------------------------------
1995
----

Statements in this Report on Form 10-Q and other statements made by the Company or its representatives that are not strictly historical facts including, without limitation, statements included herein under the captions "Results of Operations", "Liquidity and Financial Condition", "Certain Related Party
Transactions" and "Year 2000" are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 that should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. The forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance and/or achievements of the Company to differ materially from any future results, performance or achievements, express or implied, by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, and that in light of the significant uncertainties inherent in forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company also assumes no obligation to update its forward-looking statements or to advise of changes in the assumptions and factors on which they are based.

                                     PART II

ITEM 1 - LEGAL PROCEEDINGS
------   -----------------
         The Company has no material outstanding litigation.


ITEM 2 - CHANGES IN SECURITIES
------   ---------------------
         None


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
------   -------------------------------
         None


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------
         The Company's annual meeting was held on April 20, 2000.


         The following directors were elected at the meeting:

                    Peter F. Neumann
                    Kazuyoshi Sudo


         The terms of the following directors continued after the meeting:

                    Chu S. Chun
                    Kenneth M. Darby
                    Milton F. Gidge
                    W. Gregory Robertson
                    Arthur D. Roche


         The matters voted upon at the meeting and the results of each vote were as follows:

         Nominees for
         Directors:                           For                  Against

            Mr. Neumann                    4,121,757                27,734
            Mr. Sudo                       4,126,107                23,384

         Ratification of Auditors          4,058,599                40,796




ITEM 5 - OTHER INFORMATION
------   -----------------
         None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------
         No Form 8-K was required to be filed during the current quarter.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





May 15, 2000







                                           --------------------------------
                                           VICON INDUSTRIES, INC.






---------------------------                --------------------------------
Kenneth M. Darby                           John M. Badke
Chairman and                               Vice President, Finance
Chief Executive Officer                    Chief Financial Officer

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





May 15, 2000







                                           VICON INDUSTRIES, INC.
                                           -----------------------------
                                           VICON INDUSTRIES, INC.






Kenneth M. Darby                           John M. Badke
---------------------------                -----------------------------
Kenneth M. Darby                           John M. Badke
Chairman and                               Vice President, Finance
Chief Executive Officer                    Chief Financial Officer