Form 10-Q
period 2000-06-30
VICON INDUSTRIES INC /NY/
filed 2000-08-14
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549

                                    FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934



For Quarter Ended      June 30, 2000            Commission File No.  1-7939
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


                               Yes    X        No


At June 30, 2000, the registrant had outstanding 4,625,074 shares of Common Stock, $.01 par value.

                         PART I - FINANCIAL INFORMATION

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES

               (CONDENSED) CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                 Three Months Ended

                                             6/30/00                6/30/99

Net sales.............................    $19,123,105            $19,493,092
Cost of sales.........................     12,779,465             12,665,417
                                          -----------            -----------

  Gross profit........................      6,343,640              6,827,675

Operating expenses:
    Selling expense...................      3,411,644              2,855,278
    General & administrative expense..      1,059,265              1,088,988
    Engineering & development expense.        938,503                666,886
                                           ----------             ----------
                                            5,409,412              4,611,152
                                           ----------             ----------

  Operating income....................        934,228              2,216,523

Interest expense......................        215,854                143,192
Interest income.......................        (17,970)               (32,519)
                                          -----------            -----------

    Income before income taxes........        736,344              2,105,850
Income tax expense....................        258,000                760,000
                                          -----------           ------------
    Net income........................    $   478,344            $ 1,345,850
                                          ===========           ============



Earnings per share:

            Basic                         $   .10                $   .30
                                              ===                    ===

            Diluted                       $   .10                $   .28
                                              ===                    ===

Shares used in computing earnings per share:

            Basic                          4,603,610              4,527,006

            Diluted                        4,654,713              4,733,794




See Notes to (Condensed) Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES

               (CONDENSED) CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                   Nine Months Ended

                                             6/30/00                6/30/99

Net sales.............................    $56,089,919            $54,121,434
Cost of sales.........................     38,730,115             35,305,042
                                          -----------            -----------

  Gross profit........................     17,359,804             18,816,392

Operating expenses:
    Selling expense...................      9,799,421              8,062,212
    General & administrative expense..      3,159,275              2,897,151
    Engineering & development expense.      2,704,476              1,921,959
                                           ----------             ----------
                                           15,663,172             12,881,322
                                           ----------             ----------

  Operating income....................      1,696,632              5,935,070

Interest expense......................        588,210                445,578
Interest income.......................        (45,535)              (122,835)
                                          -----------            -----------

    Income before income taxes........      1,153,957              5,612,327
Income tax expense....................        405,000              2,045,000
                                          -----------           ------------
    Net income........................    $   748,957            $ 3,567,327
                                          ===========           ============



Earnings per share:

            Basic                         $   .16                $   .79
                                              ===                    ===

            Diluted                       $   .16                $   .76
                                              ===                    ===

Shares used in computing earnings per share:

            Basic                          4,592,178              4,503,237

            Diluted                        4,675,638              4,712,921




See Notes to (Condensed) Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     (CONDENSED) CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


ASSETS                                                6/30/00       9/30/99


CURRENT ASSETS
Cash............................................   $   798,381   $ 1,998,767
Accounts receivable (less allowance
  of $1,005,000 at June 30, 2000 and
  $818,000 at September 30, 1999)...............    18,982,092    13,771,411
Inventories:
  Parts, components, and materials..............     3,655,557     2,647,781
  Work-in-process...............................     4,256,105     5,298,862
  Finished products.............................    13,482,194    13,381,900
                                                   -----------   -----------
                                                    21,393,856    21,328,543
Deferred income taxes...........................     1,912,999     1,303,791
Prepaid expenses................................       448,945       630,716
                                                   -----------   -----------
TOTAL CURRENT ASSETS............................    43,536,273    39,033,228
--------------------

Property, plant and equipment...................    15,651,197    14,540,426
Less accumulated depreciation and amortization..    (7,170,121)   (6,486,937)
                                                   -----------   -----------
                                                     8,481,076     8,053,489
Goodwill, net of accumulated amortization.......     1,685,650     1,768,056
Deferred income taxes...........................       465,154       264,218
Other assets....................................       724,305       780,028
                                                   -----------   -----------

TOTAL ASSETS....................................   $54,892,458   $49,899,019
------------                                       ===========   ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Borrowings under revolving credit agreement.....   $   502,790   $   374,806
Current maturities of long-term debt............     1,304,923     1,212,316
Accounts payable................................     4,053,784     4,022,892
Accrued compensation and employee benefits......     1,587,051     2,233,441
Accrued expenses................................     1,870,335     1,749,395
Unearned service revenue........................       698,081       224,711
Income taxes payable............................       162,684       167,013
                                                    ----------    ----------
TOTAL CURRENT LIABILITIES                           10,179,648     9,984,574
-------------------------

Long-term debt..................................     8,901,954     5,798,641
Unearned service revenue........................     1,786,530       639,169
Other long-term liabilities.....................       665,071       728,284

SHAREHOLDERS' EQUITY
Common stock, par value $.01....................        47,106        46,547
Capital in excess of par value..................    21,464,987    21,343,676
Retained earnings...............................    12,600,046    11,851,089
                                                  ------------   -----------
                                                    34,112,139    33,241,312
Less treasury stock, at cost....................      (555,097)     (508,745)
Accumulated other comprehensive income (loss)...      (197,787)       15,784
                                                  ------------   -----------
TOTAL SHAREHOLDERS' EQUITY                          33,359,255    32,748,351
--------------------------                        ------------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......   $54,892,458   $49,899,019
------------------------------------------        ============   ===========

See Notes to (Condensed) Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
              (CONDENSED) CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                         Nine Months Ended

                                                      6/30/00        6/30/99

Cash flows from operating activities:
  Net income.....................................  $   748,957    $ 3,567,327
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation and amortization................      904,382        644,736
    Deferred income taxes........................     (810,144)      (354,000)
    Change in assets and liabilities:
      Accounts receivable........................   (5,459,862)    (1,784,180)
      Inventories................................     (174,739)    (3,440,603)
      Prepaid expenses...........................      172,468        (63,818)
      Other assets...............................      (16,557)      (136,897)
      Accounts payable...........................       45,794        281,570
      Accrued compensation and employee benefits.     (639,238)        37,302
      Accrued expenses...........................      144,108        401,591
      Unearned service revenue...................    1,620,731          -
      Income taxes payable.......................        5,544       (263,971)
      Other liabilities..........................      (63,213)       278,199
                                                   ------------   ------------
       Net cash used in operating activities.....   (3,521,769)      (832,744)
                                                   ------------   ------------

Cash flows from investing activities:
    Capital expenditures, net of
      minor disposals............................   (1,295,615)      (724,433)
                                                   ------------   ------------
       Net cash used in investing activities.....   (1,295,615)      (724,433)
                                                   ------------   ------------

Cash flows from financing activities:
    Borrowings under U.S. bank credit agreement..    3,000,000          -
    Increase (decrease) in borrowings under U.K.
      revolving credit agreement.................      164,769        (17,824)
    Proceeds from mortgage loan..................    1,200,000          -
    Proceeds from exercise of stock options......       75,517        165,428
    Repayments of U.S. term loan.................     (675,000)      (675,000)
    Repayments of other debt.....................     (282,412)      (204,842)
                                                   ------------   ------------
       Net cash provided by (used in)
          financing activities...................    3,482,874       (732,238)
                                                   ------------   ------------
Effect of exchange rate changes on cash..........      134,124        (36,012)
                                                   ------------   ------------

Net decrease in cash.............................   (1,200,386)    (2,325,427)
Cash at beginning of year........................    1,998,767      4,854,557
                                                   ------------   ------------
Cash at end of period............................  $   798,381    $ 2,529,130
                                                   ============   ------------



See Notes to (Condensed) Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
      NOTES TO (CONDENSED) CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2000


Note 1:  Basis of Presentation

The accompanying unaudited (condensed) consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1999. Certain prior year amounts have been reclassified to conform to current year presentation.


Note 2:  Earnings per Share

The Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" requires companies to present basic and diluted earnings per share (EPS). Basic EPS is computed based on the weighted average number of shares outstanding for the period. Diluted EPS reflects the maximum dilution that would have resulted from the exercise of stock options and incremental shares issuable under a deferred compensation agreement. The following table provides the components of the basic and diluted earnings per share (EPS) computations for the three month and nine month periods ended June 30, 2000 and 1999:


                                  Three Months              Nine Months
                                  Ended June 30,           Ended June 30,
                                 2000         1999         2000        1999
                                    (Unaudited)              (Unaudited)

Basic EPS Computation
Net income.................. $  478,344   $1,345,850   $  748,957   $3,567,327

Weighted average
 shares outstanding.........  4,603,610    4,527,006    4,592,178    4,503,237

Basic earnings per share.... $      .10   $      .30   $      .16   $      .79
                             ==========   ==========   ----------   ==========


Diluted EPS Computation
Net income.................. $  478,344   $1,345,850   $  748,957   $3,567,327

  Weighted average
   shares outstanding.......  4,603,610    4,527,006    4,592,178    4,503,237
  Stock options.............     51,103      190,350       81,446      197,452
  Stock compensation
   arrangement..............      -           16,438        2,014       12,232
                             ----------   ----------   ----------   ----------

Diluted shares outstanding..  4,654,713    4,733,794    4,675,638    4,712,921

Diluted earnings per share.. $      .10   $      .28   $      .16   $      .76
                             ==========   ==========   ==========   ==========

Note 3:   Comprehensive Income

Statement  of  Financial   Accounting   Standards  (SFAS)  No.  130,  "Reporting
Comprehensive Income", requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements. The Company's total comprehensive income for the three month and nine month periods ended June 30, 2000 and 1999 was as follows:

                                 Three Months               Nine Months
                                Ended June 30,             Ended June 30,
                                2000        1999          2000         1999
                                   (Unaudited)                (Unaudited)

Net income................  $  478,344  $1,345,850    $  748,957   $3,567,327

Other comprehensive income (loss), net of tax:
 Change in equity due to
  foreign currency
  translation adjustments.     (81,669)      1,067      (213,571)    (282,664)
                            ----------  ----------    ----------   ----------

Comprehensive income......  $  396,675  $1,346,917    $  535,386   $3,284,663
                            ==========  ==========    ==========   ==========


Note 4:   Segment and Related Information

The Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information" changes the way the Company reports information about its operating segments. The Company operates in one industry which encompasses the design, manufacture, assembly and marketing of closed-circuit video systems and system components for the electronic protection segment of the security industry. The Company manages its business segments primarily on a geographic basis. The Company's principal reportable segments are comprised of its United States (U.S.) and United Kingdom (U.K.) based operations. Its U.S. based operations consists of Vicon Industries, Inc., the Company's corporate headquarters and principal operating entity. Its U.K. based operations consist of Vicon Industries Limited, a wholly owned subsidiary which markets and distributes the Company's products principally within Europe. Other segments include the operations of Vicon Industries (H.K.) Ltd., a Hong Kong based majority owned subsidiary which markets and distributes the Company's products principally within Hong Kong and mainland China, and TeleSite U.S.A., Inc. and subsidiary, a U.S. and Israeli based manufacturer and distributor of remote video surveillance systems.

The Company evaluates performance and allocates resources based on, among other things, the net profit for each segment, which excludes intersegment sales and profits. Segment information for the three month and nine month periods ended June 30, 2000 and 1999 was as follows:


Three Months Ended
June 30, 2000            U.S.       U.K.       Other     Consolid.    Totals
-------------------   ----------  ---------  ---------  ----------   -------

Net sales to
 external customers  $14,527,000 $3,314,000 $1,282,000   $   -     $19,123,000
Intersegment
 net sales             1,253,000      -          7,000       -       1,260,000
Net income (loss)        489,000    188,000   (162,000)   (37,000)     478,000
Total assets          49,479,000  6,216,000  2,482,000 (3,285,000)  54,892,000

Three Months Ended
June 30, 1999            U.S.       U.K.       Other     Consolid.    Totals
-------------------   ---------- ----------  ---------  ----------   -------

Net sales to
 external customers  $16,600,000 $2,593,000 $  300,000   $  -      $19,493,000
Intersegment
 net sales             1,590,000      -          -          -        1,590,000
Net income (loss)      1,273,000    171,000    (95,000)    (3,000)   1,346,000
Total assets          43,485,000  5,363,000  1,672,000 (2,981,000)  47,539,000


Nine Months Ended
June 30, 2000            U.S.       U.K.       Other     Consolid.    Totals
-------------------   ----------  ---------  ---------  ----------   -------

Net sales to
 external customers  $44,586,000 $8,212,000 $3,292,000   $   -     $56,090,000
Intersegment
 net sales             4,799,000      -        271,000       -       5,070,000
Net income (loss)        930,000    293,000   (330,000)  (144,000)     749,000
Total assets          49,479,000  6,216,000  2,482,000 (3,285,000)  54,892,000


Nine Months Ended
June 30, 1999            U.S.       U.K.       Other     Consolid.    Totals
-------------------   ---------- ----------  ---------  ----------   -------

Net sales to
 external customers  $46,392,000 $6,310,000 $1,419,000   $  -      $54,121,000
Intersegment
 net sales             3,819,000      -          -          -        3,819,000
Net income (loss)      3,504,000    160,000    (64,000)   (33,000)   3,567,000
Total assets          43,485,000  5,363,000  1,672,000 (2,981,000)  47,539,000



The consolidating segment above includes the elimination and consolidation of intersegment transactions.


Note 5:   Investment in Affiliate

At June 30, 2000, the Company had a 29% ownership interest in Chun Shin Electronics, Inc. (CSE), a South Korean company which, among other things, manufactures and assembles certain of the Company's products. The Company has not recognized its interest in the accumulated earnings of CSE since it does not have any control over its operations and does not have the ability to repatriate any of its accumulated earnings. Net assets of CSE were approximately $6.6 million at March 31, 2000.

In July 2000, CSE completed an initial public offering of approximately 1.4 million shares of its stock in South Korea. The Company's ownership interest was then reduced to approximately 21%, which represents an approximate $3.2 million market value based upon the initial offering price. In the September 30, 2000 quarter, the Company plans to implement Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that such marketable equity securities be adjusted to market value at the end of each accounting period. Unrealized market value gains and losses on securities are charged or credited to a separate component of shareholders' equity unless they are classified for short-term trade, in which case such gains and losses are charged to earnings. The Company anticipates that its investment in CSE marketable securities will be classified as "available-for-sale" securities.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations
Three Months Ended June 30, 2000 Compared with June 30, 1999


Net sales for the quarter ended June 30, 2000 were $19.1 million compared with $19.5 million in the year ago period. Domestic sales decreased $1.9 million or 13% to $13.5 million due in part to lower system sales to the U.S. Postal Service. International sales increased $1.5 million or 38% to $5.6 million due to increased sales efforts within new international markets.

Gross profit margins for the third quarter of 2000 decreased to 33.2% compared with 35.0% in the year ago period principally as a result of lower selling prices.

Operating expenses for the third quarter of 2000 were $5.4 million or 28.3% of net sales compared with $4.6 million or 23.7% of net sales in the year ago period. The increase in operating expenses was principally the result of additional sales, sales support and product development personnel.

Operating income decreased to $934,000 for the third quarter of 2000 compared with $2.2 million in the year ago period principally as a result of the decrease in gross profit and increase in operating expenses as discussed above.

Interest expense increased to $216,000 for the third quarter of 2000 compared with $143,000 in the year ago period principally as a result of an increase in bank borrowings.

Income tax expense was $258,000 for the third quarter of 2000 compared with $760,000 in the year ago period.

As a result of the foregoing, net income decreased to $478,000 for the third quarter of 2000 compared with $1.3 million for the year ago period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations
Nine Months Ended June 30, 2000 Compared with June 30, 1999


Net sales for the nine months ended June 30, 2000 increased $2.0 million or 4% to $56.1 million compared with $54.1 million in the year ago period. Domestic sales decreased $1.5 million or 4% to $40.9 million. International sales increased $3.5 million or 30% to $15.2 million due to increased sales efforts within new international markets. The backlog of unfilled orders was $8.7 million at June 30, 2000 compared with $13.3 million at June 30, 1999.

Gross profit margins for the first nine months of 2000 decreased to 31.0% compared with 34.8% in the year ago period. The margin decline was attributable to a $1.3 million first quarter warranty charge relating to a technical problem associated with a new product line and lower selling prices.

Operating expenses for the first nine months of 2000 were $15.7 million or 27.9% of net sales compared with $12.9 million or 23.8% of net sales in the year ago period. The increase in operating expenses was principally the result of additional sales, sales support and product development personnel.

Operating income decreased to $1.7 million for the first nine months of 2000 compared with $5.9 million in the year ago period principally as a result of a decrease in gross profit and increased operating expenses.

Interest expense increased to $588,000 for the first nine months of 2000 compared with $446,000 in the year ago period principally as a result of an increase in bank borrowings.

Income tax expense was $405,000 for the first nine months of 2000 compared with $2,045,000 in the year ago period.

As a result of the foregoing, net income decreased to $749,000 for the first nine months of 2000 compared with $3.6 million for the year ago period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Financial Condition

Net cash used in operating activities was $3.5 million for the first nine months of 2000 due primarily to an increase in accounts receivable of $5.5 million, offset by a $1.6 million increase in unearned service revenue billings under a contract with the U.S. Postal Service. The accounts receivable increase was due to an increase in current end of quarter sales compared with the year end quarter and a general slowdown in collections. Net cash used in investing activities was $1.3 million for the first nine months of 2000 due principally to capital expenditures, including the expansion of the Company's principal operating facility. Net cash provided by financing activities was $3.5 million, which included $3.0 million of borrowings under the Company's U.S. revolving credit agreement and $1.2 million of proceeds from a mortgage loan used to finance the facility expansion, offset by scheduled debt repayments. As a result of the foregoing, cash decreased by $1.2 million for the first nine months of 2000 after the effect of exchange rate changes on the cash position of the Company.

The Company has a $9.5 million revolving credit facility with a bank which expires in July 2002. Borrowings under the facility bear interest at the bank's prime rate minus 2% or, at the Company's option, LIBOR plus 90 basis points (7.50% and 7.67%, respectively, at June 30, 2000). At June 30, 2000, outstanding borrowings under this facility were $3.0 million. The agreement contains restrictive covenants which, among other things, require the Company to maintain certain levels of earnings and ratios of debt service coverage and debt to tangible net worth.

The Company also maintains a bank overdraft facility of 600,000 Pounds Sterling (approximately $900,000) in the U.K. to support local working capital requirements of Vicon Industries Limited. At June 30, 2000, outstanding borrowings under this facility were approximately $503,000.

In October 1999, the Company entered into a $1.2 million mortgage loan agreement with its bank to finance the expansion of its principal operating facility. The loan is payable in equal monthly principal installments through January 2008, with a $460,000 payment due at the end of the term. The loan bears interest at the bank's prime rate minus 160 basis points or, at the Company's option, LIBOR plus 100 basis points (7.90% and 7.77%, respectively, at June 30, 2000) and contains the same covenants as included in the previously existing mortgage loans.

The Company believes that cash flow from operations and funds available under its credit agreements will be sufficient to meet its anticipated operating, capital expenditures and debt service requirements for at least the next twelve months.

Certain Related Party Transactions

The Company is substantially dependent upon certain outside suppliers to manufacture and assemble its products. During the nine months ended June 30, 2000, approximately $4.0 million or 13% of the Company's purchases of components and finished products were supplied indirectly from CSE, a 21% owned South Korean company (see Note 5). The Company has no control over the operations of CSE and its relationship with this investee is strictly that of a buyer and supplier dealing with each other at arm's length. Although the Company believes that the principal portion of components and products supplied by CSE could in time be sourced through alternative suppliers at prices comparable to those paid to CSE, the immediate loss of CSE or any other significant supplier for any reason would impair the Company's ability to meet its obligations to customers and would have a material adverse effect on the Company's business.
                                     -11-

Gross profit margins attributable to sales of CSE sourced products are generally comparable with the margins reported in the accompanying consolidated statements of operations.


"Safe" Harbor Statement under the Private Securities Litigation Reform Act of
1995

Statements in this Report on Form 10-Q and other statements made by the Company or its representatives that are not strictly historical facts including, without limitation, statements included herein under the captions "Results of Operations", "Liquidity and Financial Condition" and "Certain Related Party Transactions" are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 that should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. The forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance and/or achievements of the Company to differ materially from any future results, performance or achievements, express or implied, by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, and that in light of the significant uncertainties inherent in forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company also assumes no obligation to update its forward-looking statements or to advise of changes in the assumptions and factors on which they are based.

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

         None


ITEM 5 - OTHER INFORMATION

         None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number       Description

10           Material Contracts

             (.1) Advice of Borrowing  Terms between the Registrant and National
                  Westminster Bank PLC dated March 13, 2000.


             No Form 8-K was required to be filed during the current quarter.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





August 11, 2000







                                           -------------------------------
                                           VICON INDUSTRIES, INC.





--------------------------                 --------------------------------
Kenneth M. Darby                           John M. Badke
Chairman and                               Vice President, Finance
Chief Executive Officer                    Chief Financial Officer

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





August 11, 2000







                                           VICON INDUSTRIES, INC.
                                           -------------------------------
                                           VICON INDUSTRIES, INC.






Kenneth M. Darby                           John M. Badke
--------------------------                 --------------------------------
Kenneth M. Darby                           John M. Badke
Chairman and                               Vice President, Finance
Chief Executive Officer                    Chief Financial Officer