Form 10-K
period 2000-09-30
VICON INDUSTRIES INC /NY/
filed 2000-12-27
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                                   WASHINGTON, D.C. 20549

                                    FORM 10-K

                       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended:
September 30, 2000                               Commission File No.  1-7939
----------------------------------------------                       -------


                                 VICON INDUSTRIES, INC.
--------------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)


            NEW YORK                                        11-2160665
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          identification No.)

89 Arkay Drive, Hauppauge, New York                                   11788
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:            (631) 952-2288
--------------------------------------------------------------------------------

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

                               Yes    X        No
                                   --------       ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


The aggregate market value of Common Stock held by non-affiliates of the registrant as of December 15, 2000 was approximately $8,700,000.

The number of shares outstanding of the registrant's Common Stock as of December 15, 2000 was 4,646,081.

                                     PART I
ITEM 1 - BUSINESS

General

Vicon Industries, Inc. ("the Company"), incorporated in 1967, designs, manufactures, assembles and markets a wide range of video systems and system components used for security, surveillance, safety and control purposes by a broad group of end users. A video system is generally a private network that can transmit and receive video, audio and data signals in accordance with the operational needs of the user. The Company's primary focus is the design of software-based engineered video systems and components that it sells worldwide, primarily to installing dealers, system integrators, government entities and distributors.

The Company operates within the electronic protection segment of the security industry that includes, among others: fire and burglar alarm systems, access control, video systems and article surveillance. The U.S. security industry consists of thousands of individuals and businesses (exclusive of public sector law enforcement) that provide products and services for the protection and monitoring of life, property and information. The security industry includes fire and burglar alarm systems, access control, video systems, article surveillance, guard services and equipment, locks, safes, armored vehicles, security fencing, private investigations and others. The Company's products are typically used for crime deterrence, visual documentation, observation of inaccessible or hazardous areas, enhancing safety, managing personal liability, obtaining cost savings (such as lower insurance premiums), managing control systems and improving the efficiency and effectiveness of personnel. The Company's products are used in, among others, office buildings, manufacturing plants, apartment complexes, retail stores, government facilities, transportation operations, prisons, casinos, sports arenas, health care facilities and financial institutions.

Products

The Company's product line consists of approximately 700 products, of which about a third represent model variations. The Company's product line consists of various elements of a video system, including video cameras, display units (monitors), video recorders, switching equipment for video distribution, digital video and signal processing units (which perform character generation, video encoding, multi screen display, video insertion, intrusion detection, source identification and alarm processing), motorized zoom lenses, remote robotic cameras, system controls, environmental camera enclosures and consoles for system assembly. In August 1999, the Company acquired TeleSite U.S.A., Inc. ("TeleSite"), which designs, produces and sells remote video surveillance systems. The Company continues to increase the product development efforts of TeleSite in order to maximize the potential of its core digital video compression technology. The Company provides a full line of products due to the many varied climatic and operational environments in which the products are expected to perform. In addition to selling from a standard catalog line, the Company at times produces to specification or will modify an existing product to meet a customer's requirements.

The  Company's  products  range in price from $10 for a simple  camera  mounting
bracket  to  approximately   one  hundred   thousand  dollars   (depending  upon
configuration) for a large digital control and video matrix switching system.

Marketing

The Company's marketing emphasizes engineered video system solutions which incorporate system design, project management and technical training and support. The Company promotes and markets its products through industry trade shows worldwide, product brochures and catalogues, direct mailings to existing and prospective customers, product videos, website promotions, in-house training seminars for customers and end users, road shows which preview new systems and system components, and advertising through trade and end user magazines and the Company's internet web site. The Company's products are sold principally to approximately 2,000 independent dealers, system integrators and distributors. Sales are made principally by field sales engineers, independent sales representatives and inside customer service representatives. The Company's sales effort is supported by in-house customer service coordinators and technical support groups which provide product information, application engineering, design detail, field project management, and hardware and software technical support.

The Company's products are employed in video system installations by: (1) commercial and industrial users, such as office buildings, manufacturing plants, warehouses, apartment complexes, shopping malls and retail stores; (2) federal, state, and local governments for national security purposes, municipal facilities, prisons, and military installations; (3) financial institutions, such as banks, clearing houses, brokerage firms and depositories, for security purposes; (4) transportation departments for highway traffic control, bridge and tunnel monitoring, and airport, subway, bus and seaport surveillance; (5) gaming casinos, where video surveillance is often mandated by local regulation; and (6) health care facilities, such as hospitals, particularly psychiatric wards and intensive care units. In fiscal 2000 and 1999, indirect sales to the United States Postal Service under a national supply contract approximated $23 million in each year.

The Company's principal sales offices are located in Hauppauge, New York; Fareham, England; Zaventem, Belgium; New Territories, Hong Kong; and Shanghai, China.

International Sales

The Company sells its products in Europe and the Middle East through its U.K. based subsidiary, in China through its Hong Kong subsidiary and elsewhere outside the U.S. by direct export from its U.S. based parent company. Sales are made to installing dealers or independent distributors which, outside of Europe and China, typically assume the responsibility for warranty repair as well as sales and marketing costs to promote the Company's product line. The Company has a few territorial exclusivity agreements with customers but primarily uses a wide range of installation companies and distributors in international markets. In Australia, Japan, Norway and South Korea, the Company permits independent sales representatives to use the Company's name for marketing purposes.

Direct export sales and sales from the Company's foreign subsidiaries amounted to $19.6 million, $15.4 million and $19.0 million or 26%, 21% and 30% of consolidated net sales in fiscal years 2000, 1999, and 1998, respectively. Export sales are generally made through a wholly owned subsidiary, Vicon
Industries Foreign Sales Corporation, a tax advantaged foreign sales corporation. The Company's principal foreign markets are Europe and the Pacific Rim, which together accounted for approximately 82 percent of international sales in fiscal 2000.

Competition

The Company operates in a highly competitive marketplace both domestically and internationally. The Company competes by providing engineered systems and system components that incorporate broad capability together with high levels of customer service and technical support. Generally, the Company does not compete based on price alone.

The Company's principal engineered video systems competitors include the following companies or their affiliates: Checkpoint Systems, Inc., Matsushita (Panasonic), Pelco Sales Company, Philips Communications and Security Systems, Inc., Sensormatic Electronics Corporation, and Ultrak, Inc. Many additional companies, both domestic and international, produce products that compete against one or more of the Company's system components. In addition, some consumer video electronic companies or their affiliates, including Matsushita (Panasonic), Mitsubishi Electric Corporation, Sanyo Electric Co., Ltd. and Sony Corporation, compete with the Company for the sale of video products and systems. Most of the Company's competitors are larger companies whose financial resources and scope of operations are substantially greater than the Company's.

Research and Development

The Company's research and development ("R&D") is focused on new and improved video systems and system components. In recent years, the trend of product development and demand within the video security and surveillance market has been toward the application of digital video technology, specifically toward the compression, transmission, storage and display of digital video. As the demands of the Company's target market segment requires the Company to keep pace with changes in technology, the Company intends to focus its R&D effort in these developing areas. During the past year, the Company substantially increased its product development expenditures to meet the accelerating market shift to network capable video systems. R&D projects are chosen and prioritized based on direct customer feedback, the Company's analysis as to the needs of the marketplace, anticipated technological advances and market research.

The Company employs a total of 43 engineers in the following areas: software development, mechanical design, manufacturing/testing and electrical and circuit design. R&D expenditures increased to 5% of net sales in fiscal 2000 compared with approximately 4% in prior years.

Source and Availability of Raw Materials

The Company relies upon independent manufacturers and suppliers to manufacture and assemble its proprietary products and expects to continue to rely on such entities in the future. The Company's relationships with independent manufacturers, assemblers and suppliers are generally not covered by formal contractual agreements.

Raw materials and components purchased by the Company and its suppliers are generally readily available in the market, subject to market lead times at the time of order. The Company is not dependent upon any single source for a significant amount of its raw materials and components.

Intellectual Property

The Company owns, and has pending, a limited number of design and utility patents expiring at various times. The Company has certain trademarks registered and several other trademark applications pending both in the United States and in Europe. Many of the Company's products employ proprietary software which is protected by copyright. However, the laws of certain foreign countries do not protect intellectual property rights to the same extent or in the same manner as the laws of the U.S. The Company has no licenses, franchises or concessions with respect to any of its products or business dealings. The Company does not deem the limited number of its patents or its lack of licenses, franchises and concessions to be of substantial significance or to have a material effect on its business. The Company does, however, consider its proprietary software to be unique and valuable and is a principal element in the differentiation of the Company's products from its competition.

Inventories

The Company maintains sufficient finished goods inventory levels to respond to unanticipated customer demand, since most sales are to installing dealers and contractors who normally do not carry any significant inventory. The Company principally builds inventory to known and anticipated customer demand. In addition to normal safety stock levels, certain additional inventory levels are maintained for products with long purchase and manufacturing lead times. The Company believes that it is important to carry adequate inventory levels of parts, components and products to avoid production and delivery delays that detract from its sales effort.

Backlog

The backlog of orders believed to be firm as of September 30, 2000 and 1999 was approximately $8.4 million and $11.3 million, respectively. Orders are generally cancelable without penalty at the option of the customer. The Company prefers that its backlog of orders not exceed its ability to fulfill such orders on a timely basis, since experience shows that long delivery schedules only encourage the Company's customers to look elsewhere for product availability.

Employees

At September 30, 2000, the Company employed 261 full-time employees, of whom 5 are officers, 60 administrative, 122 in sales and technical service capacities, 43 in engineering, and 31 production employees. At September 30, 1999, the Company employed 252 persons. There are no collective bargaining agreements with any of the Company's employees and the Company considers its relations with its employees to be good.


ITEM 2 - PROPERTIES

The Company principally operates from an 80,000 square-foot facility located at 89 Arkay Drive, Hauppauge, New York, which it owns. The Company also owns and operates a 14,000 square-foot sales, service and warehouse facility in southern England which services the U.K., Europe and the Middle East. In addition, the Company operates under leases with offices in Zaventem, Belgium; Tenafly, New Jersey; Yavne, Israel; Hong Kong and Shanghai, China.


ITEM 3 - LEGAL PROCEEDINGS

None


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None

                                     PART II


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
         MATTERS

The Company's stock is traded on the American Stock Exchange (AMEX) under the symbol (VII). The following table sets forth for the periods indicated, the range of high and low prices for the Company's Common Stock on AMEX:

          Quarter
           Ended            High        Low

          Fiscal 2000
          December          7-1/2       5
          March             6-5/8       3-7/16
          June              4-3/8       3
          September         4           3-1/16

          Fiscal 1999
          December          8-13/16     4-5/8
          March             9-9/16      6-3/4
          June              10-3/8      6-1/2
          September         9-7/16      6-3/4




The last sale price of the Company's Common Stock on December 15, 2000 as reported on AMEX was $1-7/8 per share. As of December 15, 2000, there were approximately 300 shareholders of record.

The Company has never declared or paid cash dividends on its Common Stock and anticipates that any earnings in the foreseeable future will be retained to finance the growth and development of its business. In addition, the Company's bank credit agreements prohibit the payment of cash dividends on its Common Stock.

ITEM 6 - SELECTED FINANCIAL DATA




FISCAL YEAR                2000        1999        1998      1997       1996
                           ----        ----        ----      ----       ----

                                 (in thousands, except per share data)

Net sales                $74,624     $73,414     $63,310   $51,519    $43,191
Gross profit              23,054      25,779      21,960    14,475     10,957
Income before income
  taxes                    1,589       7,442       5,810     1,647        385
Net income                   961       4,760       5,810     1,565        300
Earnings per share:
  Basic                      .21        1.05        1.61       .56        .11
  Diluted                    .21        1.01        1.50       .52        .11
Total assets              53,918      49,899      44,386    31,200     28,085
Long-term debt             7,090       5,799       7,002     8,344      6,429
Working capital           33,365      29,049      27,642    15,351     12,064
Property, plant and
  equipment (net)          8,502       8,053       7,137     3,492      3,034

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal Year 2000 Compared with 1999

Net sales for 2000 increased $1.2 million or 2% to $74.6 million compared with $73.4 million in 1999. International sales increased $4.2 million or 27% to $19.6 million primarily as a result of increased sales efforts within new international markets. Domestic sales decreased $3.0 million or 5% to $55 million principally as a result of a decrease in large system sales. Indirect sales to the United States Postal Service under a national supply contract approximated $23 million in both 2000 and 1999. The contract was due to expire in July 2000 and was extended to December 31, 2000. The backlog of unfilled orders was $8.4 million at September 30, 2000 compared with $11.3 million at September 30, 1999.

Gross profit margins for 2000 decreased to 30.9% compared with 35.1% in 1999. The margin decline was primarily the result of lower selling prices and a warranty charge of $1.3 million resulting from a technical problem associated with a new product line.

Operating expenses for 2000 were $21.1 million or 28.2% of net sales compared with $17.9 million or 24.4% of net sales in 1999. The increase in operating expenses was principally the result of additional sales, sales support and product development personnel and related expenses.

Operating income decreased to $2.0 million for 2000 compared with $7.9 million for 1999 principally as a result of a decrease in gross profit and increased operating expenses.

Interest expense increased $224,000 to $816,000 for 2000 compared with $592,000 in 1999 principally as a result of an increase in bank borrowings to, among other things, finance the increase in accounts receivable.

In the fourth quarter of fiscal 2000, the Company realized a $316,000 gain on the sale of certain of its stock holdings in Chun Shin Electronics, Inc. (CSE), a South Korean public company and manufacturer of certain of the Company's proprietary products. CSE completed an initial public offering in South Korea in July 2000.

Income tax expense for 2000 was $628,000 compared with $2.7 million in 1999.

As a result of the foregoing, net income amounted to $961,000 for 2000 compared with $4.8 million for 1999.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


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

Gross profit margins for 1999 increased to 35.1% compared with 34.7% in 1998. The margin improvement was primarily the result of a favorable sales mix of higher margin products, lower procurement costs and greater fixed cost absorption associated with the sales growth.

Operating expenses for 1999 were $17.9 million or 24.4% of net sales compared with $15.1 million or 23.8% of net sales in 1998. The increase in operating expenses was principally the result of higher selling expenses associated with the sales growth.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND FINANCIAL CONDITION

Net cash used in operating activities was $106,000 for 2000 due primarily to a $3.7 million increase in accounts receivable, offset in part by a $2.5 million decrease in inventories and net income of $961,000. The accounts receivable increase was due principally to slow collections on sales to U.S. Postal Service contractors. Net cash used in investing activities was $1.3 million for 2000 due primarily to the expenditure of $1.6 million for expansion of the Company's principal operating facility and other general capital expenditures. Net cash provided by financing activities was $1.3 million in 2000, which included $1.5 million of borrowings under the Company's U.S. revolving credit facility and $1.2 million of proceeds from a mortgage loan used to finance the facility expansion, offset in part by scheduled repayments of U.S. bank term and mortgage loans. As a result of the foregoing, cash increased by $116,000 for 2000 after the effect of exchange rate changes on the cash position of the Company.

The Company has a $9.5 million unsecured revolving credit facility in the U.S. with a bank that expires in July 2002. Borrowings under this facility bear interest at the bank's prime rate minus 2% or, at the Company's option, LIBOR plus 90 basis points (7.50% and 7.52%, respectively, at September 30, 2000). At September 30, 2000, outstanding borrowings under this facility were $1.5 million. The agreement contains restrictive covenants which, among other things, require the Company to maintain certain levels of earnings and ratios of debt service coverage and debt to tangible net worth.

The Company also maintains a bank overdraft facility of 600,000 Pounds Sterling (approximately $876,000) in the U.K. to support local working capital requirements of Vicon Industries Limited. At September 30, 2000, outstanding borrowings under this facility amounted to approximately $129,000.

In October 1999, the Company entered into a $1.2 million mortgage loan agreement with its bank to finance the expansion of its principal operating facility. The loan is payable in equal monthly principal installments through January 2008, with a $460,000 payment due at the end of the term. The loan bears interest at the bank's prime rate minus 160 basis points or, at the Company's option, LIBOR plus 100 basis points (7.90% and 7.62%, respectively, at September 30, 2000) and contains the same covenants as included in the Company's existing mortgage loans.

The Company believes that cash flow from operations and funds available under its credit agreements will be sufficient to meet its anticipated operating, capital expenditures and debt service requirements for at least the next twelve months.

New Accounting Standard Not Yet Adopted

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and SFAS 138, which will be adopted by the Company in the first quarter of fiscal 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The Company's derivative financial instruments consist of foreign currency forward exchange contracts and interest rate swap agreements. Implementation of this statement is not expected to have a material impact on the Company's financial position or results of operations.

Foreign Currency Activity

The  Company's  foreign  exchange   exposure  is  principally   limited  to  the
relationship of the U.S. dollar to the Japanese yen and the British pound sterling.

Japanese sourced products denominated in Japanese yen accounted for approximately 7% and 9% of product purchases in fiscal 2000 and 1999, respectively. In recent years, the U.S. dollar has weakened in relation to the yen, resulting in increased costs for such products. The Company attempts to minimize its currency exposure on these purchases through the purchase of foreign exchange contracts. The Company also attempts to reduce the impact of an unfavorable exchange rate condition through cost reductions from its suppliers and shifting product sourcing to suppliers transacting in more stable and favorable currencies.

Sales by the Company's U.K. based subsidiary to customers in Europe are made in Pounds Sterling or Euros. In fiscal 2000, approximately $5.6 million of products were sold by the Company to its U.K. based subsidiary for resale. Since the third quarter of fiscal 2000, the Pound and the Euro have significantly weakened against the U.S. dollar, thus increasing the cost of U.S. sourced product sold by this subsidiary. The Company attempts to minimize its currency exposure on intercompany sales through the purchase of forward exchange contracts.

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

The Company enters into forward exchange contracts to hedge certain foreign currency exposures and minimize the effect of such fluctuations on reported earnings and cash flow (see "Foreign Currency Activity", Note 1 "Derivative Instruments" and "Fair Value of Financial Instruments" to the accompanying financial statements). At September 30, 2000, the Company's foreign currency exchange risks included a $2.1 million intercompany accounts receivable balance due from the Company's U.K. based subsidiary and a nominal Japanese Yen denominated trade accounts payable liability due to inventory suppliers. Such assets and liabilities are short term and will be settled in fiscal 2001. The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant.

At September 30, 2000, a 10% strengthening or weakening of the U.S. dollar versus the British Pound would result in a $177,000 decrease or increase, respectively, in the intercompany accounts receivable balance. Such foreign currency exchange risk at September 30, 2000 has been substantially hedged by forward exchange contracts.

At September 30, 2000, the Company had $5.2 million of outstanding floating rate bank debt which was covered by interest rate swap agreements that effectively convert the foregoing floating rate debt to stated fixed rates (see "Note 7. Long-Term Debt" to the accompanying financial statements). Thus, the Company has substantially no net interest rate exposures on these instruments. However, the Company had a total of $2.8 million of floating rate bank debt, including $1.5 million of outstanding borrowings under its bank revolving credit facility and a $1.1 million mortgage loan that are subject to interest rate risk as they were not covered by interest rate swap agreements.

Inflation

The impact of inflation on the Company has lessened in recent years as the rate of inflation remains low. However, inflation continues to increase costs to the Company. As operating expenses and production costs increase, the Company seeks price increases to its customers to the extent permitted by market conditions.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
-------------------------------------------------------------------------------
1995
----

Statements in this Report on Form 10-K and other statements made by the Company or its representatives that are not strictly historical facts including, without limitation, statements included herein under the captions "Results of Operations" and "Liquidity and Financial Condition" are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 that should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. The forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance and/or achievements of the Company to differ materially from any future results, performance or achievements, express or implied, by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, and that in light of the significant uncertainties inherent in forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company also assumes no obligation to update its forward-looking statements or to advise of changes in the assumptions and factors on which they are based.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 14, for an index to consolidated financial statements and financial statement schedules.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10 - DIRECTORS AND OFFICERS OF THE REGISTRANT
--------------------------------------------------

The Directors and Officers of the Company are as follows:

           Name              Age                Position
           ----              ---                --------

      Kenneth M. Darby        54      Chairman of the Board, President
                                        and Chief Executive Officer
      Henry B. Murray         51      Executive Vice President
      John M. Badke           41      Vice President, Finance and Chief
                                        Financial Officer
      Peter A. Horn           45      Vice President, Operations
      Yacov A. Pshtissky      49      Vice President, Technology and Development
      Chu S. Chun             65      Director
      Milton F. Gidge         71      Director
      Peter F. Neumann        66      Director
      W. Gregory Robertson    56      Director
      Arthur D. Roche         62      Director
      Kazuyoshi Sudo          58      Director



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

Henry B. Murray - Executive Vice President. Mr. Murray joined the Company in March 2000 as Executive Vice President. From 1999 to 2000, he served as Vice President of Ultrak, Inc., where he was responsible for CCTV and access control sales in North and South America. From 1997 to 1999, he was the Chief Executive Officer of Monitor Dynamics, Inc., an access control company. From 1993 to 1997, he served as Vice President of Control Systems International (CSI), a supplier and manufacturer of electronic control systems.

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

Milton F. Gidge - Director. Mr. Gidge has been a director of the Company since 1987. He is a retired director and executive officer of Lincoln Savings Bank for which he served from 1976 to 1994 as Chairman, Credit Policy. He has also been a director since 1980 of Interboro Mutual Indemnity Insurance Co., a general casualty insurance company, and a director of Intervest Bancshares Corporation, a regional bank holding company since 1988. His current term on the Board ends in April 2001.

Peter F. Neumann - Director. Mr. Neumann has been a director of the Company since 1987. He is the retired President of Flynn-Neumann Agency, Inc., an insurance brokerage firm. Since 1978, Mr. Neumann has been serving as a director of Reliance Federal Savings Bank. Mr. Neumann's current term on the Board ends in April 2003.

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

Kazuyoshi Sudo - Director. Mr. Sudo has been a director of the Company since 1987. Mr. Sudo is Chief Executive Officer of CBC (America) Corp., a distributor of electronic, chemical and optical products. From 1981 to 1996, he was Treasurer of such company. He has also been a director of CBC Company, Ltd. since 1997. Mr. Sudo's current term on the Board ends in April 2003.

There are no family relationships between any director, executive officer, officer or person nominated or chosen by the Company to become a director or officer.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended September 30, 2000 and certain written representations, no person, who, at any time during the year ended September 30, 2000 was a director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the year ended September 30, 2000.

ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during 2000, 1999 and 1998 by the Chief Executive Officer and the Company's most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during any such year.

                                    SUMMARY COMPENSATION TABLE

                                                                            Long-Term
Compensation
                                                                              Awards
                                                                     -----------------------
Payouts
                                    Annual Compensation              Restricted   Securities
Name and                                              All Other        Stock      Underlying   LTIP
Principal Position  Year   Salary ($)   Bonus ($)    Compensation      Award      Options (#)  Payouts
------------------  ----   ----------  ----------    ------------    ----------   ------------ -------


Kenneth M. Darby    2000    $285,000   $ 42,271 (1)  $  3,000 (6)    $ 50,813 (7)   -            -
 Chief Executive    1999     275,000    261,690 (4)     3,000 (6)     111,814 (7)   -            -
  Officer           1998     225,000    297,525 (5)     3,000 (6)     344,640 (7)   -            -

Henry B. Murray     2000    $100,000   $ 40,000 (2)       -              -          -            -
 Executive          1999        -          -              -              -          -            -
  Vice President    1998        -          -              -              -          -            -

Arthur D. Roche     2000    $ 29,769    $ 5,058 (3)       -              -          -            -
 Executive          1999     180,000    140,910 (4)       -              -          -            -
  Vice President    1998     170,000    160,206 (5)       -              -          -            -


(1) Represents cash bonus based on certain performance measures, including the Company's profitability, which was adopted by the Board of Directors upon the recommendation of its Compensation Committee.

(2)   Represents minimum guaranteed bonus for fiscal 2000.

(3) Represents cash bonus equal to 1.75% of the sum of consolidated pre-tax income and provision for officers' bonuses pro-rated for the two-month period of employment as Executive Vice President. Such bonus formula was adopted for 2000 by the Board of Directors upon the recommendation of its Compensation Committee.

(4) Represents cash bonus equal to 3.25% and 1.75% of the sum of consolidated pre-tax income and provision for officers' bonuses for Mr. Darby and Mr. Roche, respectively, which bonus formula was adopted for 1999 by the Board of Directors upon the recommendation of its Compensation Committee.

(5) Represents cash bonus equal to 4.55% and 2.45% of the sum of consolidated pre-tax income and provision for officers' bonuses for Mr. Darby and Mr. Roche, respectively, which bonus formula was adopted for 1998 by the Board of Directors upon the recommendation of its Compensation Committee.

(6)    Represents life insurance policy payment.

(7) Represents deferred compensation benefit of 8,130, 16,565 and 45,952 shares of Common Stock awarded in 2000, 1999 and 1998, respectively, which are being held by the Company in Treasury and which vest upon the expiration of Mr.Darby's employment agreement in October 2004, or earlier upon certain occurrences including his death, involuntary termination or a change in control of the Company. The value of such stock is based on the fair market value on the date of grant. At September 30, 2000, the quoted market value of such shares approximated $26,000, $54,000 and $149,000, respectively, for the 2000, 1999 and 1998 awards. No dividends can be paid on such shares.

Stock Options
-------------

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                  Potential Realizable
                             Individual Grants                      Value at Assumed
               ------------------------------------------------
                                                                  Annual Rates of Stock
                            % of Total                             Price Appreciation
                  No. of    Granted to    Exercise                  for Option Term
                                                                  --------------------- -
                 Options    Employees in    Price    Expiration
Name             Granted    Fiscal Year   Per Share     Date          5%          10%
-------------    -------   -------------  ---------- -----------   --------    ---------

Kenneth M. Darby  21,539        17%         3.1800      5/06       $23,300     $ 53,000

Henry B. Murray   50,000        39%         3.9375      3/06       $67,000     $151,900



Options granted in the year ended September 30, 2000 were issued under the 1999 Incentive Stock Option Plan and the 1999 Non-Qualified Stock Option Plan. The options granted above are exercisable as follows: up to 30% of the shares on the second anniversary of the grant date, an additional 30% of the shares on the third anniversary of the grant date, and the balance of the shares on the fourth anniversary of the grant date, except that no option is exercisable after the expiration of six years from the date of grant.


               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                                                   At September 30, 2000
                                               -----------------------------
                                                 Number of
                                                 Securities     Value of
                                                 Underlying    Unexercised
                                                Unexercised   In-the-money
                                                 Options       Options (2)
                                               ------------- -------------
                     Shares
                    Acquired       Value        Exercisable/  Exercisable/
     Name          On Exercise  Realized (1)   Unexercisable Unexercisable


Kenneth M. Darby       -0-          -0-         -0-/21,539     -0-/$1,508

Henry B. Murray        -0-          -0-         -0-/50,000     -0-/-0-


(1) Calculated based on the difference between the closing quoted market prices per share at the dates of exercise and the exercise prices.

(2) Calculated based on the difference between the closing quoted market price ($3.25) and the exercise price.

Employment Agreements
---------------------

Mr. Darby has entered into an employment agreement with the Company that provides for an annual salary of $285,000 through fiscal 2004. This agreement provides for payment in an amount up to three times his average annual compensation for the previous five years if there is a change in control of the Company without Board of Director approval (as defined in the agreement). In addition, Mr. Darby is eligible to receive a cash bonus based on certain performance measures, including the Company's profitability, which was adopted by the Board of Directors upon the recommendation of its Compensation Committee.

Directors' Compensation and Term
--------------------------------

Non-employee directors are compensated at an annual rate of $10,000 for regular meetings, and for committee membership, receive $750 per meeting attended in person. Employee directors are not compensated for Board or committee meetings. Directors may not stand for reelection after age 70, except that any director may serve one additional three-year term after age 70 with the unanimous consent of the Board of Directors.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

The Compensation Committee of the Board of Directors consists of Messrs. Gidge, Neumann, Robertson and Roche none of whom has ever been an officer of the Company except for Mr. Roche, who served as Executive Vice President from August 1993 until his retirement in November 1999.

                       Board Compensation Committee Report
                       -----------------------------------
The Compensation Committee's compensation policies applicable to the Company's officers for 2000 were to pay a competitive market price for the services of such officers, taking into account the overall performance and financial capabilities of the Company and the officer's individual level of performance.

Mr. Darby makes recommendations to the Compensation Committee as to the base salary and incentive compensation of all officers other than himself. The Committee reviews these recommendations with Mr. Darby and, after such review, determines compensation. In the case of Mr. Darby, the Compensation Committee makes its determination after direct negotiation with him. For each officer, the committee's determinations are based on its conclusions concerning each officer's performance and comparable compensation levels in the security industry and the Long Island area for similarly situated officers at comparable companies. The overall level of performance of the Company is taken into account but is not specifically related to the base salary of these officers. Also, the Company has established an incentive compensation plan for all of the officers, which provides a specified bonus to each officer upon the Company's achievement of certain annual profitability targets and strategic initiatives.

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

This graph compares the return of $100 invested in the Company's stock on October 1, 1995, with the return on the same investment in the AMEX U.S. Market Index and the AMEX Technology Index.












(The following table was represented by a chart in the printed material)




                       Vicon                AMEX U.S.       Amex Technology
Date               Industries, Inc.       Market Index            Index
----               ----------------       ------------       ---------------

10/01/95                100                    100                 100
10/01/96                133                    102                  91
10/01/97                447                    128                 100
10/01/98                380                    120                 121
10/01/99                373                    155                 206
10/01/00                173                    191                 241

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The following sets forth information as to each person, known to the Company to be a "beneficial owner" (as defined in regulations of the Securities and Exchange Commission) of more than five percent of the Company's Common Stock outstanding as of December 15, 2000 and the shares beneficially owned by the Company's Executive Officers and Directors and by all Executive Officers and Directors as a group.

   Name and Address                   Number of Shares
   of Beneficial Owner                Beneficially Owned (1)       % of Class
   -------------------                ----------------------       ----------
   CBC Co., Ltd.
    and affiliates
   2-15-13 Tsukishima
   Chuo-ku
   Tokyo, Japan 104                        543,715                     11.4%

   Dimensional Fund Advisors
   1299 Ocean Avenue
   Santa Monica, CA 90401                  326,800 (8)                  6.9%

******************************************************************************

   C/O Vicon Industries, Inc.

   Kenneth M. Darby                        250,092                      5.3%
   Chu S. Chun                             204,507 (2)                  4.3%
   Arthur D. Roche                         144,654 (3)                  3.0%
   W. Gregory Robertson                     19,025 (4)                    *
   Kazuyoshi Sudo                           16,125 (5)                    *
   Milton F. Gidge                          16,825 (5)                    *
   Peter F. Neumann                         15,125 (6)                    *


 Total all Executive Officers and
   Directors as a group (8 persons)        666,353 (7)                 14.0%

 * Less than 1%.

(1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment control over the shares of stock owned.
(2) Mr. Chun has voting and dispositive control over 204,507 shares but disclaims beneficial ownership as to all but 48,400 shares. 100,707 shares are owned by the International Industries, Inc. Profit Sharing
      Plan and 55,400 shares are owned by immediate family members.
(3) Includes 50,000 shares held by Mr. Roche's wife and 15,000 shares held by their children.
(4)   Includes currently exercisable options to purchase 12,125 shares.
(5)   Includes currently exercisable options to purchase 7,125 shares.
(6)   Includes currently exercisable options to purchase 6,250 shares.
(7)   Includes currently exercisable options to purchase 32,625 shares.
(8) Dimensional Fund Advisors had voting and investment control over 326,800 shares as investment advisor and manager for various mutual funds and other clients. These shares are beneficially owned by such mutual funds or other clients.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The Company and CBC Company, Ltd.(CBC), a Japanese corporation which beneficially owns 11.4% of the outstanding shares of the Company, have been conducting business with each other for approximately twenty-one years. During this period, CBC has served as a lender, a product supplier and sourcing agent, and a private label reseller of the Company's products. In past years, CBC provided a significant amount of funding to the Company in the form of extended accounts payable related to product purchases. CBC has also acted as the Company's sourcing agent for the purchase of certain video products. In fiscal 2000, the Company purchased approximately $4.4 million of video products from or through CBC. CBC has the exclusive right to sell Vicon brand products in Japan and competes with the Company in various markets, principally in the sale of video products and systems. Sales of all products to CBC were $303,000 in 2000. Kazuyoshi Sudo, a director of the Company and of CBC, is Chief Executive Officer of CBC (America) Corp., a U.S. subsidiary of CBC.

Mr. Chu S. Chun, a director who has beneficial voting control over 4.3% of the Common Stock of the Company, also beneficially owns a controlling interest in Chun Shin Electronics, Inc., (CSE), a South Korean public company that manufactures certain of the Company's proprietary products. CSE also sells various security products, including the Company's products, principally within the South Korean market. Mr. Chun is the President and a principal stockholder of CSE. As of September 30, 2000, the Company owned 19% of CSE's shares. In 2000, CSE sold approximately $5.0 million of products to the Company through International Industries, Inc. (I.I.I.), a U.S. based company controlled by Mr. Chun. I.I.I. arranges the importation of all the Company's product purchases from CSE. In addition, I.I.I. purchased approximately $663,000 of products directly from the Company during 2000 for resale to CSE. -

                                     PART IV
                                     -------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND
----------------------------------------------------------------------------
          REPORTS ON FORM 8-K
          -------------------

(a) (1)  Financial Statements
         --------------------

         Included in Part IV, Item 14:

         Independent Auditors' Report

         Financial Statements:

            Consolidated Statements of Operations, fiscal years ended September 30, 2000, 1999, and 1998

            Consolidated Balance Sheets at September 30, 2000 and 1999

            Consolidated Statements of Shareholders' Equity, fiscal years ended September 30, 2000, 1999, and 1998

            Consolidated Statements of Cash Flows, fiscal years ended September 30, 2000, 1999, and 1998

            Notes to Consolidated Financial Statements, fiscal years ended September 30, 2000, 1999, and 1998

(a) (2)  Financial Statement Schedule
         ----------------------------

         Included in Part IV, Item 14:

         Schedule II - Valuation and Qualifying Accounts for the years ended September 30, 2000, 1999, and 1998

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

14(a)(3)           Exhibits                           Exhibit Number or
--------           ---------
Exhibit                                               Incorporation by
Numbers     Description                               Reference to
-------     -----------                               ----------------

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



            (.1) Employment Contract dated           Incorporated by reference
                 October 1, 1999 between the         to the 1999 Annual Report
                 Registrant and Kenneth M. Darby     on Form 10-K

            (.2) Employment Contract dated March
                 13, 2000 between Registrant
                 and Henry B. Murray                 10.2

            (.3) Employment Agreement dated October  Incorporated by reference
                 1, 1999 between Registrant and      to the 1999 Annual Report
                 Peter Horn                          on Form 10-K

            (.4) Employment Agreement dated October  Incorporated by reference
                 1, 1999 between Registrant and      to the 1999 Annual Report
                 Yacov Pshtissky                     on Form 10-K

            (.5) Deferred Compensation Agreement     Incorporated by reference
                 dated November 1, 1986 between the  to the 1992 Annual Report
                 Registrant and Donald N. Horn       on Form 10-K


            (.6) 1994 Incentive Stock Option Plan    Incorporated by
                                                     reference to the
                                                     1994 Annual Report
                                                     on Form 10-K

            (.7) 1994 Non-Qualified Stock Option     Incorporated by
                 Plan for Outside Directors          reference to the
                                                     1994 Annual Report
                                                     on Form 10-K

            (.8) 1996 Incentive Stock Option Plan    Incorporated by
                                                     reference to the
                                                     1997 Annual Report
                                                     on Form 10-K

                                                      Exhibit Number or
Exhibit                                               Incorporation by
Numbers     Description                               Reference to
-------     -----------                               ----------------

           (.9)  1996 Non-Qualified Stock Option      Incorporated by
                 Plan for Outside Directors           reference to the
                                                      1997 Annual Report
                                                      on Form 10-K

           (.10) Commercial  fixed rate loan          Incorporated by
                 agreement between the Registrant     reference to the
                 and National Westminster Bank PLC    June 30, 1997 filing
                 dated April 8, 1997                  on Form 10-Q

           (.11) Loan Agreement between the           Incorporated by
                 Registrant and The Dime Savings      reference to the
                 Bank of New York, FSB dated          December 31, 1997
                 January 29, 1998                     filing on Form 10-Q

           (.12) Mortgage Note between the            Incorporated by
                 Registrant and The Dime Savings      reference to the
                 Bank of New York, FSB dated          December 31, 1997
                 January 29, 1998                     filing on Form 10-Q

           (.13) Term Loan Note between the           Incorporated by
                 Registrant and The Dime Savings      reference to the
                 Bank of New York, FSB dated          December 31, 1997
                 January 29, 1998                     filing on Form 10-Q

           (.14) Mortgage and Security  Agreement     Incorporated by
                 in the amount of $2,512,000 between reference to the the Registrant and The Dime Savings December 31, 1997
                 Bank of New York, FSB dated          filing on Form 10-Q
                 January 29, 1998

           (.15) Mortgage and Security Agreement      Incorporated by
                 in the amount of $388,000 between    reference to the
                 the Registrant and The Dime Savings  December 31, 1997
                 Bank of New York, FSB dated          filing on Form 10-Q
                 January 29, 1998

           (.16) Interest rate master swap agreement  Incorporated by
                 between the Registrant and KeyBank   reference to the
                 National Association dated           December 31, 1997
                 December 11, 1997                    filing on Form 10-Q

           (.17) Schedule to the master agreement     Incorporated by
                 between the Registrant and KeyBank   reference to the
                 National Association dated           December 31, 1997
                 December 11, 1997                    filing on Form 10-Q

                                                      Exhibit Number or
Exhibit                                               Incorporation by
Numbers     Description                               Reference to

           (.18) Swap transaction confirmation with   Incorporated by
                 a notional amount of $2,512,000      reference to the
                 between the Registrant and KeyBank   December 31, 1997
                 National Association dated           filing on Form 10-Q
                 December 30, 1997

           (.19) Swap transaction confirmation with   Incorporated by
                 a notional amount of $388,000        reference to the
                 between the Registrant and KeyBank   December 31, 1997
                 National Association dated           filing on Form 10-Q
                 December 30, 1997

           (.20) Advice of borrowing terms            Incorporated by
                 between the Registrant and           reference to the
                 National Westminster Bank PLC        June 30, 2000 filing
                 dated March 13, 2000                 on Form 10-Q

           (.21) Credit Agreement between the         Incorporated by
                 Registrant and The Dime Savings      reference to the
                 Bank of New York, FSB dated          June 30, 1998 filing
                 July 20, 1998                        on Form 10-Q

           (.22) Swap transaction confirmation with   Incorporated by
                 a notional amount of $4,425,000      reference to the
                 between the Registrant and KeyBank   1998 Annual Report
                 National Association dated           on Form 10-K
                 September 9, 1998

           (.23) Stock purchase agreement between     Incorporated by reference
                 the Registrant and Isaac Gershoni    to the 1999 Annual Report
                 dated August 12, 1999                on Form 10-K

           (.24) Escrow agreement among the           Incorporated by reference
                 Registrant, Isaac Gershoni and       to the 1999 Annual Report
                 European American Bank dated         on Form 10-K
                 August 12, 1999

           (.25) Loan Agreement between the           Incorporated by reference
                 Registrant and The Dime Savings      to the 1999 Annual Report
                 Bank of New York, FSB dated          on Form 10-K
                 October 12, 1999

           (.26) Mortgage Note between the            Incorporated by reference
                 Registrant and The Dime Savings      to the 1999 Annual Report
                 Bank of New York, FSB dated          on Form 10-K
                 October 12, 1999

                                                      Exhibit Number or
Exhibit                                               Incorporation by
Numbers     Description                               Reference to
-------     -----------                               ----------------
           (.27) Mortgage and Security Agreement      Incorporated by reference
                 in the amount of $1,200,000 between to the 1999 Annual Report the Registrant and The Dime Savings on Form 10-K
                 Bank of New York, FSB dated
                 October 12, 1999

           (.28) 1999 Incentive Stock Option Plan     Incorporated by reference
                                                      to the 1999 Annual Report
                                                      on Form 10-K

           (.29) 1999 Non-Qualified Stock Option      Incorporated by reference
                                                      to the 1999 Annual Report
                                                      on Form 10-K

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

14(b) - REPORTS ON FORM 8-K
---------------------------

No reports on Form 8-K were required to be filed during the last quarter of the period covered by this report.

Other Matters - Form S-8 and S-2 Undertaking
--------------------------------------------

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

                          Independent Auditors' Report
                          ----------------------------

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vicon Industries, Inc. and subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                     KPMG LLP


Melville, New York
November 22, 2000

                          VICON INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                  Fiscal Years Ended September 30, 2000, 1999 and 1998





                                          2000           1999           1998
                                          ----           ----           ----


Net sales                             $74,624,065    $73,414,046    $63,310,466
Cost of sales                          51,570,001     47,634,962     41,350,084
                                      ------------   ------------  ------------
    Gross profit                       23,054,064     25,779,084     21,960,382

Operating expenses:
 Selling expense                       13,117,039     11,159,633      8,955,704
 General and administrative expense     4,190,856      3,966,892      3,644,018
 Engineering and development expense    3,753,653      2,759,907      2,491,673
                                      ------------   ------------  -------------
                                       21,061,548     17,886,432     15,091,395
                                      ------------   ------------   ------------

    Operating income                    1,992,516      7,892,652      6,868,987

Interest expense                          816,017        591,826      1,107,196
Gain on sale of securities               (315,955)         -              -
Other income                              (96,751)      (141,003)       (48,190)
                                      ------------   ------------   ------------
   Income before income taxes           1,589,205      7,441,829      5,809,981
Income tax expense                        628,000      2,681,628          -
                                      ------------   ------------   ------------

    Net income                        $   961,205    $ 4,760,201    $ 5,809,981
                                      ============   ============   ============



Earnings per share:

  Basic                                    $ .21          $1.05          $1.61
                                           =====          =====         ======

  Diluted                                  $ .21          $1.01          $1.50
                                           =====          =====          =====


See accompanying notes to consolidated financial statements.

                             VICON INDUSTRIES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                   September 30, 2000 and 1999

ASSETS                                                 2000             1999
------                                                 ----             ----
Current Assets:
  Cash                                             $ 2,115,118       $1,998,767
  Marketable securities                              2,775,196            -
  Accounts receivable (less allowance of
   $1,063,000 in 2000 and $818,000 in 1999)         17,101,618       13,771,411
  Inventories:
    Parts, components, and materials                 3,011,071        2,647,781
    Work-in-process                                  3,285,213        5,298,862
    Finished products                               12,364,719       13,381,900
                                                   -----------      -----------
                                                    18,661,003       21,328,543
  Deferred income taxes                                955,003        1,303,791
  Prepaid expenses                                     896,923          630,716
                                                   -----------      -----------
                 Total current assets               42,504,861       39,033,228
Property, plant and equipment:
   Land                                              1,160,098        1,195,248
   Buildings and improvements                        5,380,387        5,156,490
   Machinery, equipment, and vehicles                9,256,266        8,188,688
                                                   -----------      -----------
                                                    15,796,751       14,540,426
   Less accumulated depreciation and amortization    7,295,079        6,486,937
                                                   -----------      -----------
                                                     8,501,672        8,053,489
Goodwill, net of accumulated amortization            1,639,678        1,768,056
Deferred income taxes                                  805,087          264,218
Other assets                                           466,590          780,028
                                                   -----------      -----------
                                                   $53,917,888      $49,899,019
                                                   ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Borrowings under revolving credit agreement      $   129,424      $   374,806
  Current maturities of long-term debt               1,311,386        1,212,316
  Accounts payable                                   2,939,936        4,022,892
  Accrued compensation and employee benefits         1,895,766        2,233,441
  Accrued expenses                                   1,713,316        1,749,395
  Unearned service revenue                             835,045          224,711
  Income taxes payable                                 315,481          167,013
                                                   -----------      -----------
                 Total current liabilities           9,140,354        9,984,574

Long-term debt                                       7,090,253        5,798,641
Unearned service revenue                             2,011,123          639,169
Other long-term liabilities                            677,775          728,284
Commitments and contingencies - Note 11
Shareholders' equity
  Common stock, par value $.01 per share
    authorized - 10,000,000 shares
    issued 4,710,635 and 4,654,760 shares               47,106           46,547
  Capital in excess of par value                    21,444,638       21,343,676
  Retained earnings                                 12,812,294       11,851,089
                                                   -----------      -----------
                                                    34,304,038       33,241,312
  Treasury stock at cost, 85,561 shares
    in 2000 and 74,948 shares in 1999                 (555,097)        (508,745)
  Accumulated other comprehensive income             1,249,442           15,784
                                                   -----------      ------------
                Total shareholders' equity          34,998,383       32,748,351
                                                   -----------      -----------
                                                   $53,917,888      $49,899,019
                                                   ===========      ===========

  See accompanying notes to consolidated financial statements



                               VICON INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        Fiscal Years Ended September 30, 2000, 1999, and 1998


                                                                                      Accumulated   Total
                                                  Capital in                          other         share-
                                        Common    excess of    Retained     Treasury  comprehensive holders'
                              Shares    Stock     par value    earnings      Stock    income        equity
                              ------   -------   -----------  ----------   ---------  ------------  ---------

Balance September 30, 1997   3,047,060  $30,470  $ 9,868,063  $1,280,907  $(298,686)  $33,229       $10,913,983

Comprehensive income:
  Net income                     -          -           -      5,809,981     -            -           5,809,981
  Foreign currency
    translation adjustment       -          -           -            -       -        129,012           129,012
Total comprehensive income       -          -           -            -       -            -           5,938,993
Common stock offering, net
  of issuance costs          1,371,200   13,712   10,787,204         -       -            -          10,800,916
Exercise of stock options      116,450    1,165      253,063         -  (111,001)         -             143,227
Tax benefit from exercise
  of stock options               -          -         39,185         -       -            -              39,185
                             ---------  -------   ---------- ----------- ----------- ----------     -----------
Balance September 30, 1998   4,534,710   45,347   20,947,515   7,090,888   (409,687)   162,241       27,836,304

Comprehensive income:
  Net income                     -          -            -     4,760,201      -            -          4,760,201
  Foreign currency
    translation adjustment       -          -            -           -        -       (146,457)        (146,457)
Total comprehensive income       -          -            -           -        -            -          4,613,744
Exercise of stock options      120,050    1,200      270,036         -    (99,058)         -            172,178
Tax benefit from exercise
  of stock options               -          -        126,125         -        -            -            126,125

                             ---------  -------  ----------- ----------- -----------  --------      -----------
Balance September 30, 1999   4,654,760   46,547   21,343,676  11,851,089   (508,745)    15,784       32,748,351

Comprehensive income:
  Net income                     -          -            -       961,205      -            -            961,205
  Foreign currency
    translation adjustment       -          -            -           -        -       (321,304)        (321,304)
  Unrealized gain on
    securities                   -          -            -           -        -       1,554,962       1,554,962
Total comprehensive income       -          -            -           -        -            -          2,194,863
Exercise of stock options       55,875      559      100,962         -      (46,352)       -             55,169
                             ---------  -------  ----------- ----------- ----------  ----------     -----------
Balance September 30, 2000   4,710,635  $47,106  $21,444,638 $12,812,294 $ (555,097) $1,249,442     $34,998,383
                             =========  =======  =========== =========== ==========  ==========     ===========

         See   accompanying   notes  to   consolidated   financial statements.

                             VICON INDUSTRIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Fiscal Years Ended September 30, 2000, 1999 and 1998


                                                     2000           1999           1998
                                                     ----           ----           ----
Cash flows from operating activities:
 Net income                                      $   961,205    $ 4,760,201    $5,809,981
 Adjustments to reconcile net income
  to net cash (used in) provided by
  operating activities:
   Depreciation and amortization                   1,019,441        877,698       782,960
   Goodwill amortization                             200,659         36,279         5,389
   Deferred income taxes                          (1,145,081)      (371,300)   (1,196,709)
   Gain on sale of securities                       (315,955)          -              -
Change in assets and liabilities:
  Accounts receivable                             (3,667,310)      (403,392)   (3,187,475)
  Inventories                                      2,495,615     (3,668,388)     (382,087)
  Prepaid expenses                                  (283,892)      (301,590)      (10,068)
  Other assets                                       (57,594)      (108,383)      228,772
  Accounts payable                                (1,060,362)       399,202      (403,060)
  Accrued compensation and employee benefits        (324,918)       166,317       842,476
  Accrued expenses                                    (6,536)       414,896       188,370
  Unearned service revenue                         1,982,288        863,880          -
  Income taxes payable                               147,195       (482,201)      450,979
  Other liabilities                                  (50,509)        60,976       179,256
                                                 -----------    -----------   -----------
       Net cash (used in) provided by
         operating activities                       (105,754)     2,244,195     3,308,784
                                                 -----------    -----------   -----------


Cash flows from investing activities:
    Capital expenditures                          (1,640,802)    (1,747,030)   (4,231,674)
    Proceeds from sale of securities                 347,473           -             -
    Acquisition, net of cash acquired                   -        (2,064,857)     (158,925)
                                                 -----------    -----------   -----------
        Net cash used in
          investing activities                    (1,293,329)    (3,811,887)   (4,390,599)
                                                 -----------    -----------   -----------


Cash flows from financing activities:
    Repayments of U.S. term loan                    (900,000)      (900,000)         -
    Proceeds from exercise of stock options           75,518        172,179       143,227
    Increase (decrease) in borrowings under
      short-term revolving credit agreement         (216,072)      (238,003)      443,596
    Repayments of long-term debt                    (342,274)      (275,016)     (310,692)
    Borrowings under term loans                         -              -        4,500,000
    Borrowings under mortgage loans                1,200,000           -        2,900,000
    Repayments of term loan to related party            -              -       (1,800,000)
    Net proceeds from sale of common stock              -              -       10,800,916
    Increase (decrease) in borrowings under
      U.S. bank credit agreement                   1,500,000           -       (6,003,416)
    Decrease in interest-bearing accounts
      payable to related party                          -              -       (5,031,919)
                                                 -----------    -----------   -----------
        Net cash provided by (used in)
          financing activities                     1,317,172     (1,240,840)    5,641,712
                                                 -----------    -----------   -----------

Effect of exchange rate changes on cash              198,262        (47,258)        7,080
                                                 -----------    -----------   -----------
Net increase (decrease) in cash                      116,351     (2,855,790)    4,566,977
Cash at beginning of year                          1,998,767      4,854,557       287,580
                                                 -----------    -----------    ----------
Cash at end of year                              $ 2,115,118    $ 1,998,767   $ 4,854,557
                                                 ===========    ===========   ===========
 Cash paid during the fiscal
  year for:
   Income taxes                                  $ 1,673,100    $ 3,517,498      $64,523
   Interest                                      $   717,355    $   608,673  $ 1,265,243


See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years ended September 30, 2000, 1999, and 1998

NOTE 1.  Summary of Significant Accounting Policies

Nature of Operations
--------------------
The Company designs, manufactures, assembles and markets video systems and system components for use in security, surveillance, safety and control purposes by end users. The Company markets its products worldwide directly to installing dealers, systems integrators, government entities and distributors.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of Vicon Industries, Inc. (the Company) and its wholly owned subsidiaries: Vicon Industries Limited (formerly Vicon Industries (U.K.), Ltd.), TeleSite U.S.A., Inc. and subsidiary (Q.S.R. Ltd.), and Vicon Industries Foreign Sales Corp.; and its majority owned (60%) subsidiary, Vicon Industries (H.K.) Ltd., after elimination of intercompany accounts and transactions.

Revenue Recognition
-------------------
Revenues are recognized when products are sold and title is passed to a third party, generally at the time of shipment. Advance service billings under a national supply contract with one customer are deferred and recognized as revenues on a pro rata basis over the term of the service agreement.

Inventories
-----------
Inventories are valued at the lower of cost (on a moving average basis which approximates a first-in, first-out method) or market. When it is determined that a product or product line will be sold below carrying cost, affected on hand inventories are written down to their estimated net realizable values.

Long-Lived Assets
-----------------
Property, plant, and equipment are recorded at cost and include expenditures for replacements or major improvements. Depreciation, which includes amortization of assets under capital leases, is computed by the straight-line method over the estimated useful lives of the related assets. Machinery, equipment and vehicles are being depreciated over periods ranging from 2 to 10 years. The Company's buildings are being depreciated over periods ranging from 25 to 40 years and leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining lease term.

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

Goodwill
--------
Goodwill represents the excess of purchase price over the fair value assigned to net assets acquired and is being amortized on a straight-line basis over 10 years. Periodically, the Company reviews the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of goodwill from expected future operating cash flows on an undiscounted basis. Accumulated amortization amounted to $242,327 and $41,668 at September 30, 2000 and 1999, respectively.

Research and Development
------------------------
Product research and development costs are principally charged to expense as incurred, and amounted to approximately $3,800,000, $2,800,000 and $2,500,000 in fiscal 2000, 1999, and 1998, respectively.

Earnings Per Share
------------------
The Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" requires companies to present basic and diluted earnings per share (EPS). Basic EPS is computed based on the weighted average number of shares outstanding. Diluted EPS reflects the maximum dilution that would have resulted from the exercise of stock options, warrants and incremental shares issuable under a deferred compensation agreement (see
Note 10).

Foreign Currency Translation
----------------------------
Foreign currency translation is performed utilizing the current rate method under which assets and liabilities are translated at the exchange rate on the balance sheet date, while revenues, costs, and expenses are translated at the average exchange rate for the reporting period. The resulting cumulative translation adjustment of $(306,000) and $16,000 at September 30, 2000 and 1999, respectively, is recorded as a component of shareholders' equity in accumulated other comprehensive income.

Income Taxes
------------
The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled (see Note 6).

Derivative Instruments
----------------------
The Company's derivative financial instruments consist of foreign currency forward exchange contracts and interest rate swap agreements. The Company enters into forward exchange contracts to hedge intercompany accounts receivable with its U.K. based subsidiary and Japanese Yen denominated trade accounts payable liabilities due to inventory suppliers. The forward exchange contracts have maturities of less than one year and require the Company to exchange currencies at specified dates and rates. Gains and losses on these contracts are recorded in cost of sales when incurred.

The Company entered into interest rate swap agreements with its bank to effectively convert certain of its floating rate long-term debt to fixed interest rates (see Note 7). Such agreements mature in the same amounts and over the same periods as the related debt. Outstanding notional amounts under such agreements approximated $5.2 million at September 30, 2000. Gains and losses on these contracts are recorded in interest expense when incurred.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and SFAS 138, which will be adopted by the Company in the first quarter of fiscal 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. Implementation of this statement is not expected to have a material impact on the Company's financial position or results of operations.

Fair Value of Financial Instruments
-----------------------------------
SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value of certain financial instruments. The carrying amounts for trade accounts and other receivables, accounts payable and accrued expenses approximate fair value because of the short-term maturity of these instruments. The carrying amounts of the Company's long-term debt approximate fair value. The aggregate fair market value of the Company's interest rate swap agreements exceeded their carrying amounts by approximately $60,000 at September 30, 2000. This value represents the estimated amount the Company would receive if such agreements were terminated before maturity, principally resulting from market interest rate increases. The fair value of forward exchange contracts is estimated by obtaining quoted market prices. The contracted exchange rates on committed forward exchange contracts at September 30, 2000 approximated market rates for similar term contracts (see Note 11).

Accounting for Stock-Based Compensation
---------------------------------------
The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123).

Marketable Securities
---------------------
Marketable securities at September 30, 2000 consist of an equity investment in Chun Shin Electronics, Inc. (see Note 3), which is classified as available-for-sale under SFAS No. 115 and recorded at fair value. Unrealized market value gains and losses on these securities, net of the related tax effect, are excluded from earnings and reported as a component of shareholders' equity in accumulated other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification
----------------
Certain prior year amounts have been reclassified to conform to current year presentation.


NOTE 2.  Business Acquisition

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


NOTE 3.  Marketable Securities

At September 30, 2000, the Company had a 19% ownership interest in Chun Shin Electronics, Inc. (CSE), a South Korean company which, among other things, manufactures certain of the Company's proprietary products. In July 2000, CSE completed an initial public offering of approximately 1.4 million shares of its stock in South Korea, at which time the Company's ownership interest was reduced to approximately 21% from 34% at September 30, 1999. At September 30, 2000, the Company recorded an unrealized gain on these securities of $2.5 million ($1.6 million net of tax effect) based upon a $2.8 million fair market value and $267,000 cost basis. Realized gains from the sale of these securities were $316,000 in fiscal 2000. Prior to CSE's public offering, the Company recognized this investment on the cost method of accounting.

Note 4.   Public Offering

In May 1998, the Company sold 1,371,200 shares of its common stock in a public offering, the net proceeds of which were approximately $10.8 million. The proceeds were principally used to repay certain interest bearing borrowings.


NOTE 5.  Short-Term Borrowings

Borrowings under the Company's short-term revolving credit agreement represent borrowings by the Company's U.K. based subsidiary under a bank overdraft facility. Such credit agreement provides for maximum borrowings of 600,000 pounds ($876,000) and is secured by all the assets of the subsidiary. Maximum borrowings during 2000, 1999 and 1998 amounted to approximately $1,018,000, $852,000 and $676,000, respectively. The weighted-average interest rate on borrowings during these years was 7.81% in 2000, 7.80% in 1999 and 9.33% in 1998.


NOTE 6.  Income Taxes

The components of income tax expense for the fiscal years indicated are as follows:

                           2000             1999             1998
                           ----             ----             ----



      Federal        $     368,000      $ 2,392,000     $   (515,000)
      State                 40,000          200,000          380,000
      Foreign              220,000           90,000          135,000
                     -------------      -----------     ------------
                     $     628,000      $ 2,682,000     $      -
                     =============      ===========     ============



A reconciliation of the U.S. statutory tax rate to the Company's effective tax rate follows:

                                2000                 1999                 1998
                                ----                 ----                 ----

                          Amount   Percent      Amount  Percent      Amount  Percent
                          ------   -------      ------  -------      ------  -------

U.S. statutory tax     $   540,000   34.0%   $2,530,000   34.0%   $1,975,000   34.0%
Change in valuation
  allowance                  -         -          -         -     (2,560,000) (44.0)
State tax, net of
  federal benefit           26,000    1.6       132,000    1.8       251,000    4.3
Goodwill amortization       68,000    4.3        12,000    0.1         2,000    0.0
Other                       (6,000)  (0.4)        8,000    0.1       332,000    5.7
                       -----------  ------   ----------  ------    ---------- ------
   Effective Tax Rate  $   628,000   39.5%   $2,682,000   36.0%    $   -         - %
                       ===========  ======   ==========  ======    =========  ======


The tax effects of temporary differences that give rise to deferred tax assets and liabilities at September 30, 2000 and 1999 are presented below:

                                                     2000             1999
                                                     ----             ----

Deferred tax assets:
  Inventory reserves                              $1,499,000       $1,009,000
  Deferred compensation accruals                     156,000          179,000
  Allowance for doubtful
    accounts receivable                              339,000          256,000
  Unearned service revenue                           639,000          128,000
  Other                                              150,000           88,000
                                                  ----------       ----------
    Total deferred tax assets                      2,783,000        1,660,000

Deferred tax liabilities:
  Unrealized gain on securities                      953,000            -
  Cash surrender value of officers'
    life insurance                                    30,000           46,000
  Other                                               40,000           46,000
                                                  ----------      -----------
   Total deferred tax liabilities                  1,023,000           92,000
                                                  ----------      -----------
Net deferred tax assets and liabilities           $1,760,000      $ 1,568,000
                                                  ----------      ------------


During fiscal year 1998, the Company fully utilized its remaining federal net operating loss carryforward and reversed the remaining valuation allowance based on management's assessment that it is reasonably assured that all net deferred income tax assets will be realized in the future given the Company's present level of earnings. Pretax domestic income amounted to approximately $1,079,000 $7,385,000 and $5,462,000 in fiscal years 2000, 1999 and 1998, respectively.
Pretax foreign income amounted to approximately $510,000, $57,000 and $348,000 in fiscal years 2000, 1999 and 1998, respectively.


NOTE 7.  Long-Term Debt

Long-term debt is comprised of the following at September 30, 2000 and 1999:
                                                 2000               1999
                                                 ----               ----

  U.S. bank credit agreement                  $1,500,000         $    -
  U.S. bank term loan                          2,625,000          3,525,000
  U.S. bank mortgage loans                     3,650,128          2,679,000
  U.K. bank term loan                            480,582            625,626
  Other                                          145,929            181,331
                                              ----------         -----------
                                               8,401,639          7,010,957
  Less installments due within one year        1,311,386          1,212,316
                                              ----------         ----------

                                              $7,090,253         $5,798,641
                                              ==========         ==========

In July 1998, the Company entered into a $14 million unsecured revolving credit and term loan agreement with a bank that includes a $9.5 million revolving credit facility which expires in July 2002. Borrowings under this facility bear interest at the bank's prime rate minus 2% (7.50% and 6.25% at September 30, 2000 and 1999, respectively) or, at the Company's option, LIBOR plus 90 basis points (7.52% and 6.30% at September 30, 2000 and 1999, respectively). At September 30, 2000, outstanding borrowings under this facility were $1.5 million. At September 30, 1999, there were no outstanding borrowings under this facility.

The agreement also provided for a $4.5 million five-year term loan payable in equal monthly installments through July 2003, with interest at LIBOR plus 100 basis points. The agreement contains restrictive covenants that, among other things, require the Company to maintain certain levels of earnings and ratios of debt service coverage and debt to tangible net worth. In September 1998, the Company entered into an interest rate swap agreement with the same bank to effectively convert the foregoing floating rate long-term loan to a fixed rate loan. This agreement fixes the Company's interest rate on its $4.5 million term loan at 6.74%. The interest rate swap agreement matures in the same amounts and over the same periods as the related term loan.

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

In October 1999, the Company entered into a $1.2 million mortgage loan agreement with its bank to finance the expansion of its principal operating facility. The loan is payable in equal monthly principal installments through January 2008, with a $460,000 payment due at the end of the term. The loan bears interest at the bank's prime rate minus 160 basis points (7.90% at September 30, 2000) or, at the Company's option, LIBOR plus 100 basis points (7.62% at September 30, 2000) and contains the same covenants as included in the existing mortgage loans.

In April 1997, the Company's U.K. based subsidiary entered into a ten-year 500,000 pound sterling (approximately $730,000) bank term loan. The term loan is payable in equal monthly installments with interest at a fixed rate of 9%. The loan is secured by a first mortgage on the subsidiary's property and contains restrictive covenants which, among other things, require the subsidiary to maintain certain levels of net worth, earnings and debt service coverage.

Long-term debt maturing in each of the fiscal years subsequent to September 30, 2000 approximates $1,311,000 in 2001, $2,787,000 in 2002, $1,290,000 in 2003,
$503,000 in 2004, $244,000 in 2005 and $2,267,000 thereafter.

NOTE 8.  Segment and Related Information

The Company operates in one industry which encompasses the design, manufacture, assembly and marketing of video systems and system components for the electronic protection segment of the security industry. The Company manages its business segments primarily on a geographic basis. The Company's principal reportable segments are comprised of its United States (U.S.) and United Kingdom (U.K.) based operations. Its U.S. based operations consist of Vicon Industries, Inc., the Company's corporate headquarters and principal operating entity. Its U.K. based operations consist of Vicon Industries Limited, a wholly owned subsidiary which markets and distributes the Company's products principally within Europe. Other segments include the operations of Vicon Industries (H.K.), Ltd., a Hong Kong based majority owned subsidiary which markets and distributes the Company's products principally within Hong Kong and mainland China and TeleSite U.S.A., Inc. and subsidiary, a U.S. and Israeli based manufacturer and distributor of remote video surveillance systems.

The Company evaluates performance and allocates resources based on, among other things, the net profit for each segment, which excludes intersegment sales and profits. Segment information for the fiscal years ended September 30, 2000, 1999 and 1998 is as follows:


2000                       U.S.         U.K.       Other   Consolidating   Totals
----                    ----------   ----------  --------- -------------   ------

Net sales to
 external customers    $59,488,000 $10,846,000  $4,290,000  $   -       $74,624,000
Intersegment
 net sales               6,301,000       -       1,248,000      -         7,549,000
Net income (loss)        1,241,000     461,000    (540,000)  (201,000)      961,000
Interest expense           672,000     205,000      62,000   (123,000)      816,000
Interest income            243,000       -           -       (146,000)       97,000
Depreciation and
 amortization              766,000     168,000      85,000    201,000     1,220,000
Total assets            48,277,000   5,813,000   3,598,000 (3,770,000)   53,918,000
Capital expenditures   $ 1,094,000  $  115,000  $  432,000      -       $ 1,641,000



1999                       U.S.         U.K.       Other   Consolidating   Totals
----                    ----------   ----------  --------- -------------   ------

Net sales to
 external customers    $62,939,000  $8,515,000  $1,960,000  $   -       $73,414,000
Intersegment
 net sales               5,334,000       -          36,000      -         5,370,000
Net income (loss)        4,787,000     217,000    (194,000)   (50,000)    4,760,000
Interest expense           506,000     174,000       7,000    (95,000)      592,000
Interest income            227,000       -           -        (86,000)      141,000
Depreciation and
 amortization              680,000     163,000      35,000     36,000       914,000
Total assets            45,025,000   5,912,000   2,904,000 (3,942,000)   49,899,000
Capital expenditures   $ 1,469,000  $  177,000  $  101,000      -       $ 1,747,000



1998                       U.S.         U.K.       Other   Consolidating   Totals
----                    ----------   ----------  --------- -------------   ------

Net sales to
 external customers    $54,184,000  $8,542,000  $  584,000  $   -       $63,310,000
Intersegment
 net sales               4,668,000       -           -          -         4,668,000
Net income (loss)        5,597,000     349,000      41,000   (177,000)    5,810,000
Interest expense         1,024,000     187,000       -       (104,000)    1,107,000
Interest income            164,000       -           -        (99,000)       65,000
Depreciation and
 amortization              652,000     131,000       -          5,000       788,000
Total assets            40,214,000   5,575,000   1,181,000 (2,584,000)   44,386,000
Capital expenditures   $ 4,037,000  $  191,000  $    4,000      -       $ 4,232,000


The consolidating segment information presented above includes the elimination and consolidation of intersegment transactions. Net sales and long-lived assets related to operations in the United States and other foreign countries for the fiscal years ended September 30, 2000, 1999, and 1998 are as follows:

                                       2000             1999            1998
                                       ----             ----            ----
Net sales
 U.S.                              $61,096,000      $63,236,000     $54,184,000
 Foreign                            13,528,000       10,178,000       9,126,000
                                   -----------      -----------      ----------
   Total                           $74,624,000      $73,414,000     $63,310,000

Long-lived assets
 U.S.                              $ 6,561,000      $ 6,234,000     $ 5,443,000
 Foreign                             1,941,000        1,819,000       1,694,000
                                    ----------      -----------      ----------
   Total                           $ 8,502,000      $ 8,053,000     $ 7,137,000

U.S. sales include $6,039,000, $5,236,000 and $9,853,000 for export in fiscal years 2000, 1999, and 1998, respectively. Indirect sales to the United States Postal Service under a national supply contract approximated $22.8 million, $22.7 million and $12.0 million in fiscal 2000, 1999 and 1998, respectively.


NOTE 9.  Stock Options and Stock Purchase Warrants

The Company maintains stock option plans which include both incentive and non-qualified options covering a total of 374,657 shares of common stock reserved for issuance to key employees, including officers and directors. Such amount includes a total of 100,000 options reserved for issuance under the 1999 Incentive Stock Option Plan, as well as a total of 100,000 options reserved for issuance under the 1999 Non-Qualified Stock Option Plan, approved by the shareholders in April 1999. All options are issued at fair market value at the grant date and are exercisable in varying installments according to the plans. The plans allow for the payment of option exercises through the surrender of previously owned shares based on the fair market value of such shares at the date of surrender. During fiscal 2000 and 1999, a total of 10,613 and 12,431 common shares, respectively, were surrendered pursuant to stock option exercises, which are held in treasury. There were 98,673 shares available for grant at September 30, 2000.

Changes in outstanding stock options for the three years ended September 30, 2000 are as follows:

                                                       Weighted
                                    Number             Average
                                    of                 Exercise
                                    Shares             Price
-------------------------------------------------------------------
Balance - September 30, 1997        419,497            $2.27
Options granted                      48,250            $6.98
Options exercised                  (116,450)           $2.18
Options forfeited                    (1,400)           $6.50
-------------------------------------------------------------------
Balance - September 30, 1998        349,897            $2.94
Options granted                     143,000            $7.50
Options exercised                  (120,050)           $2.26
Options forfeited                    (2,200)           $7.00
-------------------------------------------------------------------
Balance - September 30, 1999        370,647            $4.89
Options granted                     129,823            $3.50
Options exercised                   (55,875)           $2.18
Options forfeited                  (168,611)           $7.33
-------------------------------------------------------------------
Balance - September 30, 2000        275,984            $3.30
Price range $1.69 - $3.06
  (weighted-average contractual     128,022            $2.44
   life of 1.0 years)
Price range $3.19 - $7.44
  (weighted-average contractual     147,962            $4.03
   life of 4.9 years)
-------------------------------------------------------------------
Exercisable options -
  September 30, 1998                253,123            $2.47
  September 30, 1999                210,147            $2.94
  September 30, 2000                140,239            $2.66
-------------------------------------------------------------------

On April 20, 2000, the Board of Directors granted holders of stock options the right to surrender their underwater options by May 31, 2000 in exchange for a reduced option grant at an exercise price of $3.18 per share, based on the closing market price of the Company's common stock on such date. On May 31, 2000, the Company granted 67,823 new options and cancelled 156,750 options with exercise prices ranging from $6.75 to $8.19 per share. These new grants were treated as repricings and are subject to variable plan accounting pursuant to FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Accordingly, compensation expense will be recorded for any increase in the Company's stock price above the price of $3.18 on July 1, 2000, the effective date of this pronouncement. In fiscal 2000, no compensation expense was recorded relating to these repriced options.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of this Statement. The fair value for options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998:

                                      2000            1999            1998
                                      ----            ----            ----

Risk-free interest rate                5.0%            5.0%            5.0%
Dividend yield                         0.0%            0.0%            0.0%
Volatility factor                     59.5%           59.0%           67.3%
Weighted average expected life       4 years         4 years         3 years
------------------------------------------------------------------------------

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income and earnings per share are as follows:

                                2000                1999               1998
                                ----                ----               ----
Net income:

  As reported                $  961,205          $4,760,201        $5,809,981
  Pro forma                  $  773,082          $4,646,938        $5,638,166

Earnings per share:

  As reported
     Basic                      $ .21               $1.05              $1.61
     Diluted                    $ .21               $1.01              $1.50

  Pro forma
     Basic                      $ .17               $1.03              $1.56
     Diluted                    $ .17               $ .98              $1.46

Weighted average fair value
  of options granted            $1.76               $3.74              $3.34


In connection with the public offering, the Company granted the Underwriters warrants to purchase up to 145,000 shares of Common Stock. The warrants are exercisable at any time through May 2003 at a price of $10.50 per share.


NOTE 10.  Earnings Per Share

The following table provides the components of the basic and diluted earnings per share (EPS) computations:

                                    2000            1999            1998
                                    ----            ----            ----
Basic EPS Computation

Net income                       $  961,205      $4,760,201     $5,809,981
Weighted average shares
  outstanding                     4,600,447       4,519,344      3,605,307

Basic earnings per share         $      .21      $     1.05     $     1.61
                                 ==========      ==========     ==========

                                    2000            1999            1998
                                    ----            ----            ----

Diluted EPS Computation

Net income                       $  961,205      $4,760,201     $5,809,981
Weighted average shares
  outstanding                     4,600,447       4,519,344      3,605,307
Stock options                        70,808         185,940        260,425
Stock compensation arrangement        1,510          13,075          7,343
                                  ---------       ---------      ---------
Diluted shares outstanding        4,672,765       4,718,358      3,873,075

Diluted earnings per share       $      .21      $     1.01     $     1.50
                                 ==========      ==========     ==========


NOTE 11.  Commitments and Contingencies

The Company occupies certain facilities, or is contingently liable, under operating leases that expire at various dates through 2008. The leases, which cover periods from three to eight years, generally provide for renewal options at specified rental amounts. The aggregate operating lease commitment at September 30, 2000 was $619,000 with minimum rentals for the fiscal years shown as follows: 2001 - $212,000; 2002 - $152,000; 2003 - $81,000; 2004 - $74,000;
2005 - $37,000; 2005 and thereafter - $63,000.

The Company is a party to employment agreements with four executives that provide for, among other things, the payment of compensation if there is a change in control without Board of Director approval (as defined in the agreements). The contingent liability under such change in control provisions at September 30, 2000 was approximately $1,989,000. The total compensation payable under these agreements, absent a change in control, aggregated $1,727,000 at September 30, 2000. The Company is also a party to an insured deferred compensation agreement with a retired officer. The aggregate remaining compensation payments of approximately $328,000 as of September 30, 2000 are subject to the individual's adherence to certain non-compete covenants, and are payable in monthly installments through December 2003.
In October 1997, 1998 and 1999, the Company's Chief Executive Officer was provided a deferred compensation benefit of 45,952, 16,565 and 8,130 shares, respectively, of common stock currently held by the Company in treasury. Such shares vest upon the expiration of the executive's employment agreement in October 2004, or earlier under certain occurrences including his death, involuntary termination or a change in control of the Company. The market value of such shares approximated $507,000 at the dates of grant, which is being amortized on the straight-line method over the term of the employment agreement.

Sales to customers from the Company's U.K. based subsidiary are denominated in British pounds sterling. The Company attempts to minimize its currency exposure on these sales through the purchase of forward exchange contracts to cover its billings to this subsidiary. These contracts generally involve the exchange of one currency for another at a future date and specified exchange rate. At September 30, 2000 and 1999, the Company had approximately $1,900,000 and $1,550,000, respectively, of outstanding forward exchange contracts to sell British pounds. Such contracts have maturities of less than one year.

The Company's purchases of Japanese sourced products through CBC Company, Ltd., a related party, are denominated in Japanese yen. At September 30, 2000 and 1999, the Company had approximately $791,000 and $1,059,000, respectively, of outstanding forward exchange contracts to purchase Japanese yen.

In fiscal 1999, the Company received notice from a competitor asserting that certain of the Company's products infringe upon a patent it allegedly owns and is seeking royalties on the Company's sales of such products. The Company is reviewing the claim and believes that it has good defenses in this matter. No assurance can be given that this matter will be resolved in the Company's favor and no reasonable estimate of potential loss, if any, can be made at this time.


NOTE 12.  Related Party Transactions

As of September 30, 2000, CBC Company, Ltd. and affiliates ("CBC") owned approximately 11.8% of the Company's outstanding common stock. The Company, which has been conducting business with CBC for approximately 21 years, imports certain finished products and components through CBC and also sells its products to CBC. The Company purchased approximately $4.4 million, $5.4 million and $5.3 million of products and components from CBC in fiscal years 2000, 1999, and 1998, respectively, and the Company sold $303,000, $1.3 million and $4.1 million of products to CBC for distribution in fiscal years 2000, 1999, and 1998, respectively. At September 30, 2000 and 1999, the Company owed $481,000 and $955,000, respectively, to CBC and CBC owed $50,000 and $27,000, respectively, to the Company resulting from purchases of products.

As of September 30, 2000, Mr. Chu S. Chun had beneficial voting control over approximately 4.4% of the Company's outstanding common stock. Mr. Chun beneficially owns a controlling interest in Chun Shin Electronics, Inc. (CSE), a South Korean manufacturer of certain of the Company's proprietary products (see
Note 3). Mr. Chun also controls International Industries, Inc. (I.I.I.), a U.S. based company which arranges the importation of all the Company's products purchased directly or indirectly from CSE. During fiscal years 2000, 1999 and 1998, the Company purchased approximately $5.0 million, $5.7 million and $8.0 million, respectively, of products from CSE through I.I.I. under this agreement. In addition, the Company sold approximately $663,000, $535,000 and $344,000 of its products to I.I.I. in 2000, 1999 and 1998, respectively, for resale to CSE. At September 30, 2000, the Company owed I.I.I. approximately $1.2 million and at September 30, 2000 and 1999, I.I.I. owed the Company approximately $380,000 and $238,000, respectively.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                            QUARTERLY FINANCIAL DATA

(Unaudited)



                                                           Earnings Per Share
  Quarter          Net            Gross           Net
   Ended          Sales           Profit         Income      Basic     Diluted
  -------         -----           ------         ------      -----     -------


Fiscal 2000
December       $19,525,000     $ 5,390,000    $    85,000   $ .02       $ .02
March           17,442,000       5,626,000        186,000     .04         .04
June            19,123,000       6,344,000        478,000     .10         .10
September       18,534,000       5,694,000        212,000     .05         .05
               -----------     -----------    -----------   -----       -----
Total          $74,624,000     $23,054,000    $   961,000   $ .21       $ .21
               ===========     ===========    ===========   =====       =====



Fiscal 1999
December       $17,128,000      $5,864,000    $ 1,060,000   $ .24       $ .23
March           17,500,000       6,124,000      1,161,000     .26         .25
June            19,493,000       6,828,000      1,346,000     .30         .28
September       19,293,000       6,963,000      1,193,000     .26         .25
               -----------     -----------    -----------   -----       -----
 Total         $73,414,000     $25,779,000    $ 4,760,000   $1.05       $1.01
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

                                  SCHEDULE II




                    VICON INDUSTRIES, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS


                  Years ended September 30, 2000, 1999, and 1998



                              Balance at   Charged to              Balance
                              beginning    costs and               at end
     Description              of period    expenses    Deductions  of period
     -----------              ---------    ---------   ----------  ---------

Reserves and allowances
 deducted from asset
 accounts:

Allowance for uncollectible
  accounts:



September 30, 2000            $818,000     $291,000    $ 46,000   $1,063,000
                              ========     ========    ========   ==========

September 30, 1999            $694,000     $290,000    $166,000   $  818,000
                              ========     ========    ========   ==========

September 30, 1998            $493,000     $285,000    $ 84,000   $  694,000
                              ========     ========    ========   ==========

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICON INDUSTRIES, INC.

By Kenneth M. Darby                             By John M. Badke
   -------------------------                       -------------------------
   Kenneth M.Darby                                John M. Badke
   Chairman                                       Vice President, Finance
   (Chief Executive Officer)                      (Chief Financial Officer)

December 27, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

VICON INDUSTRIES, INC.


Kenneth M. Darby                                       December 27, 2000
---------------------                                  ---------------------
Kenneth M. Darby          Chairman and CEO             Date

Chu S. Chun                                            December 27, 2000
---------------------                                  ---------------------
Chu S. Chun               Director                     Date

Milton F. Gidge                                        December 27, 2000
---------------------                                  ---------------------
Milton F. Gidge           Director                     Date

Peter F. Neumann                                       December 27, 2000
---------------------                                  ---------------------
Peter F. Neumann          Director                     Date

W. Gregory Robertson                                   December 27, 2000
---------------------                                  ---------------------
W. Gregory Robertson      Director                     Date

Arthur D. Roche                                        December 27, 2000
---------------------                                  ---------------------
Arthur D. Roche           Director                     Date

Kazuyoshi Sudo                                         December 27, 2000
---------------------                                  ---------------------
Kazuyoshi Sudo            Director                     Date

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICON INDUSTRIES, INC.


By                                             By
   -------------------------                      --------------------
Kenneth M.Darby                                John M. Badke
Chairman                                       Vice President, Finance
(Chief Executive Officer)                      (Chief Financial Officer)

December 27, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

VICON INDUSTRIES, INC.


                                                       December 27, 2000
---------------------                                  -------------------
Kenneth M. Darby          Chairman and CEO             Date

                                                       December 27, 2000
---------------------                                  -------------------
Chu S. Chun               Director                     Date

                                                       December 27, 2000
---------------------                                  ------------------
Milton F.Gidge            Director                     Date

                                                       December 27, 2000
---------------------                                  ------------------
Peter F. Neumann          Director                     Date

                                                       December 27, 2000
---------------------                                  ------------------
W. Gregory Robertson      Director                     Date

_____________________                                  December 27, 2000
                                                       -------------------
Arthur D. Roche           Director                     Date

                                                       December 27, 2000
---------------------                                  -----------------
Kazuyoshi Sudo            Director                     Date