Form 10-Q
period 2000-12-31
VICON INDUSTRIES INC /NY/
filed 2001-02-14
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549

                                    FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
 1934



For Quarter Ended  December 31, 2000            Commission File No.  1-7939
                  ----------------------------                      -------




                            VICON INDUSTRIES, INC.
-----------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


      NEW YORK STATE                                           11-2160665
-----------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          identification No.)



            89 Arkay Drive, Hauppauge, New York                  11788
------------------------------------------------------------------------------
            (Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including area code: (631) 952-2288
                                                    -------------------------



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


At December 31, 2000, the registrant had outstanding 4,646,081 shares of Common Stock, $.01 par value.

                         PART I - FINANCIAL INFORMATION

                    VICON INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                 Three Months Ended

                                            12/31/00               12/31/99

Net sales.............................    $17,376,279            $19,524,470
Cost of sales.........................     11,475,557             14,134,206
                                          -----------            -----------

  Gross profit........................      5,900,722              5,390,264

Operating expenses:
    Selling expense...................      3,158,939              3,181,520
    General & administrative expense..      1,382,150              1,066,863
    Engineering & development expense.        931,941                862,536
                                           ----------             ----------
                                            5,473,030              5,110,919
                                           ----------             ----------

  Operating income....................        427,692                279,345

Gain on sale of securities............     (2,404,233)                 -
Interest expense......................        160,116                166,088
Interest income.......................        (32,661)               (17,389)
                                          -----------            -----------

    Income before income taxes........      2,704,470                130,646
Income tax expense....................        982,000                 46,000
                                          -----------           ------------
    Net income........................    $ 1,722,470                 84,646
                                          ===========           ============



Earnings per share:

            Basic                         $   .37                $   .02
                                              ===                    ===

            Diluted                       $   .37                $   .02
                                              ===                    ===

Shares used in computing earnings per share:

            Basic                          4,638,415              4,584,934

            Diluted                        4,645,027              4,699,703




See Notes to Condensed Consolidated Financial Statements.

                   VICON INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


ASSETS                                               12/31/00       9/30/00
------                                               --------       -------


CURRENT ASSETS
Cash............................................  $  2,733,861  $  2,115,118
Marketable securities...........................       366,151     2,775,196
Accounts receivable (less allowance
  of $1,328,000 at December 31, 2000 and
  $1,063,000 at September 30, 2000).............    16,622,772    17,101,618
Inventories:
  Parts, components, and materials..............     2,865,679     3,011,071
  Work-in-process...............................     3,487,196     3,285,213
  Finished products.............................    12,589,584    12,364,719
                                                   -----------   -----------
                                                    18,942,459    18,661,003
Deferred income taxes...........................     1,842,873       955,003
Prepaid expenses................................       772,042       896,923
                                                   -----------   -----------
TOTAL CURRENT ASSETS............................    41,280,158    42,504,861
--------------------

Property, plant and equipment...................    16,020,432    15,796,751
Less accumulated depreciation and amortization..    (7,558,984)   (7,295,079)
                                                   -----------   -----------
                                                     8,461,448     8,501,672
Goodwill, net of accumulated amortization.......     1,593,705     1,639,678
Deferred income taxes...........................       786,234       805,087
Other assets....................................       434,977       466,590
                                                   -----------   -----------

TOTAL ASSETS....................................   $52,556,522   $53,917,888
------------                                       ===========   ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
Borrowings under revolving credit agreement.....   $   203,036   $   129,424
Current maturities of long-term debt............     1,382,791     1,311,386
Accounts payable................................     2,300,378     2,939,936
Accrued compensation and employee benefits......     1,221,653     1,895,766
Accrued expenses................................     1,780,060     1,713,316
Unearned service revenue........................       956,928       835,045
Income taxes payable............................     1,184,609       315,481
                                                    ----------    ----------
TOTAL CURRENT LIABILITIES                            9,029,455     9,140,354
-------------------------

Long-term debt..................................     5,235,803     7,090,253
Unearned service revenue........................     2,157,239     2,011,123
Other long-term liabilities.....................       690,229       677,775

SHAREHOLDERS' EQUITY
Common stock, par value $.01....................        47,406        47,106
Capital in excess of par value..................    21,494,936    21,444,638
Retained earnings...............................    14,534,764    12,812,294
                                                  ------------   -----------
                                                    36,077,106    34,304,038
Less treasury stock, at cost....................      (577,018)     (555,097)
Accumulated other comprehensive (loss) income...       (56,292)    1,249,442
                                                  ------------   -----------
TOTAL SHAREHOLDERS' EQUITY                          35,443,796    34,998,383
--------------------------                        ------------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......   $52,556,522   $53,917,888
------------------------------------------        ============   ===========

See Notes to Condensed Consolidated Financial Statements.

                   VICON INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                        Three Months Ended

                                                     12/31/00       12/31/99
                                                     --------       --------
Cash flows from operating activities:
  Net income.....................................  $ 1,722,470   $     84,646
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Gain on sale of securities...................   (2,404,233)          -
    Depreciation and amortization................      258,287        211,352
    Goodwill amortization........................       45,973         51,964
    Deferred income taxes........................      (37,418)      (539,936)
    Change in assets and liabilities:
      Accounts receivable........................      503,563     (1,446,286)
      Inventories................................     (266,781)    (1,170,423)
      Prepaid expenses...........................      125,971         81,401
      Other assets...............................       31,613        (12,909)
      Accounts payable...........................     (641,631)       168,188
      Accrued compensation and employee benefits.     (674,309)      (936,041)
      Accrued expenses...........................       65,551        509,876
      Unearned service revenue...................      267,999        (53,348)
      Income taxes payable.......................      866,606        276,744
      Other liabilities..........................       12,454        (29,572)
                                                   ------------   ------------
       Net cash used in operating activities.....     (123,885)    (2,804,344)
                                                   ------------   ------------

Cash flows from investing activities:
    Proceeds from sale of securities.............    2,624,858           -
    Capital expenditures.........................     (209,441)      (470,165)
                                                   ------------   ------------
       Net cash provided by (used in)
          investing activities...................    2,415,417       (470,165)
                                                   ------------   ------------

Cashflows from financing  activities:
   (Decrease) increase in borrowings under U.S.
      bank credit agreement......................   (1,500,000)     1,000,000
    Increase in borrowings under U.K.
      revolving credit agreement.................       71,736        192,348
    Proceeds from mortgage loan..................         -         1,200,000
    Proceeds from exercise of stock options......       28,677          5,838
    Repayments of U.S. term loan.................     (225,000)      (225,000)
    Repayments of other debt.....................      (61,086)       (77,039)
                                                   ------------   ------------
       Net cash (used in) provided by
          financing activities...................   (1,685,673)     2,096,147
                                                   ------------   ------------
Effect of exchange rate changes on cash..........       12,884        (16,056)
                                                   ------------   ------------

Net increase (decrease) in cash..................      618,743     (1,194,418)
Cash at beginning of year........................    2,115,118      1,998,767
                                                   ------------   ------------
Cash at end of period............................  $ 2,733,861    $   804,349
                                                   ============   ------------



See Notes to Condensed Consolidated Financial Statements.

                   VICON INDUSTRIES, INC. AND SUBSIDIARIES
                   ---------------------------------------
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
       ----------------------------------------------------------------
                                December 31, 2000


Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2000. Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2:  Earnings per Share

The Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" requires companies to present basic and diluted earnings per share (EPS). Basic EPS is computed based on the weighted average number of shares outstanding for the period. Diluted EPS reflects the maximum dilution that would have resulted from the exercise of stock options and incremental shares issuable under a deferred compensation agreement. The following table provides the components of the basic and diluted earnings per share (EPS) computations for the three months ended December 31, 2000 and 1999:


                                              2000              1999
                                           ----------         ---------
                                           (Unaudited)       (Unaudited)

Basic EPS Computation
Net income..............................   $1,722,470        $   84,646

Weighted average shares outstanding.....    4,638,415         4,584,934

Basic earnings per share................   $      .37        $      .02
                                           ==========        ----------


Diluted EPS Computation
Net income..............................   $1,722,470        $   84,646

  Weighted average shares outstanding...    4,638,415         4,584,934
  Stock options.........................        6,612           108,730
  Stock compensation arrangement........         -                6,039
                                           ----------        ----------

Diluted shares outstanding..............    4,645,027         4,699,703

Diluted earnings per share..............   $      .37        $      .02
                                           ==========        ==========

Note 3:   Comprehensive Income

Statement  of  Financial   Accounting   Standards  (SFAS)  No.  130,  "Reporting
Comprehensive Income", requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements. The Company's total comprehensive income for the three months ended December 31, 2000 and 1999 was as follows:

                                              2000               1999
                                          -----------        -----------
                                          (Unaudited)        (Unaudited)

Net income.............................   $ 1,722,470        $    84,646

Other comprehensive income (loss), net of tax:
    Change in unrealized gain on
     securities........................    (1,356,820)              -
    Change in equity due to foreign
     currency translation adjustments..        51,086            (94,894)
                                          -----------        -----------

Comprehensive income (loss)............   $   416,736        $   (10,248)
                                          ===========        ===========


Note 4:   Segment and Related Information

The Company operates in one industry which encompasses the design, manufacture, assembly and marketing of video systems and system components for the electronic protection segment of the security industry. The Company manages its business segments primarily on a geographic basis. The Company's principal reportable segments are comprised of its United States (U.S.) and United Kingdom (U.K.) based operations. Its U.S. based operations consist of Vicon Industries, Inc., the Company's corporate headquarters and principal operating entity. Its U.K. based operations consist of Vicon Industries Limited, a wholly owned subsidiary which markets and distributes the Company's products principally within Europe and the Middle East. Other segments include the operations of Vicon Industries (H.K.) Ltd., a Hong Kong based majority owned subsidiary which markets and distributes the Company's products principally within Hong Kong and mainland China, and Telesite U.S.A., Inc. and subsidiary, a U.S. and Israeli based manufacturer and distributor of remote video surveillance systems.

The Company evaluates performance and allocates resources based on, among other things, the net profit for each segment, which excludes intersegment sales and profits. Segment information for the three months ended December 31, 2000 and 1999 was as follows:


2000                     U.S.       U.K.       Other     Consolid.    Totals
----                  ----------  ---------  ---------  ----------   -------

Net sales to
 external customers  $13,408,000 $3,140,000 $  828,000   $   -     $17,376,000
Intersegment
 net sales             1,815,000      -        343,000       -       2,158,000
Net income (loss)      2,002,000    171,000   (406,000)   (45,000)   1,722,000
Interest expense         139,000     45,000     11,000    (35,000)     160,000
Interest income           66,000      -          -        (33,000)      33,000
Depreciation and
 amortization            189,000     40,000     29,000     46,000      304,000
Total assets          46,390,000  6,550,000  3,797,000 (4,180,000)  52,557,000
Capital expenditures     131,000     16,000     62,000      -          209,000

1999                     U.S.       U.K.       Other     Consolid.    Totals
----                  ---------- ----------  ---------  ----------   -------

Net sales to
 external customers  $16,244,000 $2,392,000 $  888,000   $   -     $19,524,000
Intersegment
 net sales             1,594,000      -         84,000       -       1,678,000
Net income (loss)        160,000     26,000    (47,000)   (54,000)      85,000
Interest expense         143,000     40,000      5,000    (22,000)     166,000
Interest income           52,000      -          -        (35,000)      17,000
Depreciation and
 amortization            176,000     26,000      9,000     52,000      263,000
Total assets          47,074,000  5,525,000  2,735,000 (3,437,000)  51,897,000
Capital expenditures     452,000      -         18,000      -          470,000



The consolidating segment above includes the elimination and consolidation of intersegment transactions.


Note 5:    Marketable Securities

In the quarter ended December 31, 2000, the Company realized a $2.4 million gain ($1.6 million net of tax effect) on the sale of a majority of its equity interest in Chun Shin Electronics, Inc. (CSE), a South Korean company which, among other things, manufactures certain of the Company's proprietary products. In July 2000, CSE completed an initial public offering of approximately 1.4 million shares of its stock in South Korea, at which time the Company's ownership interest was reduced to approximately 21%. At December 31, 2000, the Company recorded an unrealized gain on its remaining security holdings of $320,000 ($198,000 net of tax effect) based upon a $366,000 fair market value and $46,000 cost basis. Realized gains from the sale of these securities were $316,000 in the quarter ended September 30, 2000. Prior to CSE's public offering, the Company recognized this investment on the cost method of accounting. As of December 31, 2000, the Company's ownership interest in CSE was approximately 3%.


Note 6:    Derivative Instruments

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138, as of October 1, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The Company's derivative financial instruments consist of foreign currency forward exchange contracts and interest rate swap agreements. Implementation of this statement did not have a material impact on the Company's financial position or results of operations for the quarter ended December 31, 2000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations
Three Months Ended December 31, 2000 Compared with December 31, 1999
--------------------------------------------------------------------


Net sales for the quarter ended December 31, 2000 decreased $2.1 million or 11% to $17.4 million compared with $19.5 million in the year ago period. Domestic sales decreased $2.4 million or 16% to $12.5 million. Indirect sales to the United States Postal Service under a national supply contract decreased $1.2 million or 20% to $4.8 million. The contract was due to expire on December 31, 2000 and was extended to March 16, 2001. Other domestic sales decreased $1.2 million or 13% to $7.7 million principally as a result of a decrease in large system sales. Despite weaker European currencies, international sales increased $.3 million or 5% to $4.9 million. The backlog of unfilled orders was $7.5 million at December 31, 2000 compared with $9.2 million at December 31, 1999.

Gross profit margins for the first quarter of fiscal 2001 increased to 34.0% compared with 27.6% in the year ago period. The margin increase was wholly attributable to the effects of a $1.3 million charge for warranty costs incurred in the year ago period.

Operating expenses for the first quarter of fiscal 2001 were $5.5 million or 31.5% of net sales compared with $5.1 million or 26.2% of net sales in the year ago period. The increase in operating expenses was principally the result of increased product development costs and an additional provision for bad debts relating to a customer bankruptcy.

Operating income increased to $428,000 for the first quarter of fiscal 2001 compared with $279,000 in the year ago period. The year ago period was impacted by a $1.3 million warranty charge.

In the first quarter of fiscal 2001, the Company realized a $2.4 million gain on the sale of a majority of its equity interest in Chun Shin Electronics, Inc., a South Korean company which, among other things, manufactures certain of the Company's proprietary products.

Interest expense was $160,000 for the first quarter of fiscal 2001 compared with $166,000 in the year ago period.

Income tax expense was $982,000 for the first quarter of fiscal 2001 compared with $46,000 in the year ago period.

As a result of the foregoing, net income increased to $1.7 million for the first quarter of fiscal 2001 compared with $85,000 for the year ago period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Financial Condition

Net cash used in operating activities was $124,000 for the first quarter of fiscal 2001. Net cash provided by investing activities was $2.4 million for the first quarter of 2001 due principally to the receipt of $2.6 million of proceeds from the sale of a majority of the Company's equity interest in Chun Shin Electronics, Inc. Net cash used in financing activities was $1.7 million, which included the paydown of $1.5 million of borrowings under the Company's U.S. revolving credit agreement. As a result of the foregoing, cash increased by $619,000 for the first quarter of 2001 after the nominal effect of exchange rate changes on the cash position of the Company.

The Company has a $9.5 million revolving credit facility with a bank which expires in July 2002. Borrowings under the facility bear interest at the bank's prime rate minus 2% or, at the Company's option, LIBOR plus 90 basis points (7.50% and 7.45%, respectively, at December 31, 2000). At December 31, 2000, there were no outstanding borrowings under this facility. The agreement contains restrictive covenants which, among other things, require the Company to maintain certain levels of earnings and ratios of debt service coverage and debt to tangible net worth.

The Company also maintains a bank overdraft facility of 600,000 Pounds Sterling (approximately $882,000) in the U.K. to support local working capital requirements of Vicon Industries Limited. At December 31, 2000, outstanding borrowings under this facility were approximately $203,000.

The Company believes that cash flow from operations and funds available under its credit agreements will be sufficient to meet its anticipated operating, capital expenditures and debt service requirements for at least the next twelve months.

Certain Related Party Transactions

The Company is substantially dependent upon certain outside suppliers to manufacture and assemble its products. During the three months ended December 31, 2000, approximately $1.2 million or 13% of the Company's purchases of components and finished products were supplied indirectly from CSE. The Company has no control over the operations of CSE and its relationship with this investee is strictly that of a buyer and supplier dealing with each other at arm's length. Although the Company believes that the majority of components and products supplied by CSE could, in time, be sourced through alternative suppliers at prices comparable to those paid to CSE, the immediate loss of CSE or any other significant supplier for any reason would impair the Company's ability to meet its obligations to customers and would have a material adverse effect on the Company's business.

Gross profit margins attributable to sales of CSE sourced products are generally
comparable  with  the  margins  reported  in  the  accompanying   statements  of
operations.

"Safe" Harbor Statement under the Private Securities Litigation Reform Act of
1995

Statements in this Report on Form 10-Q and other statements made by the Company or its representatives that are not strictly historical facts including, without limitation, statements included herein under the captions "Results of Operations", "Liquidity and Financial Condition" and "Certain Related Party Transactions" are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 that should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. The forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance and/or achievements of the Company to differ materially from any future results, performance or achievements, express or implied, by the forward- looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, and that in light of the significant uncertainties inherent in forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company also assumes no obligation to update its forward-looking statements or to advise of changes in the assumptions and factors on which they are based.

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

         On January 25, 2001, the Company filed Form 8-K announcing the execution of an extension of the United States Postal Service contract to March 16, 2001.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





February 14, 2001








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





February 14, 2001







                                           VICON INDUSTRIES, INC.
                                           ------------------------------
                                           VICON INDUSTRIES, INC.






Kenneth M. Darby                           John M. Badke
---------------------------                ------------------------------
Kenneth M. Darby                           John M. Badke
Chairman and                               Vice President, Finance
Chief Executive Officer                    Chief Financial Officer