Form 10-Q
period 2001-03-31
VICON INDUSTRIES INC /NY/
filed 2001-05-15
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549

                                    FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934



For Quarter Ended  March 31, 2001               Commission File No.  1-7939
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


At March 31, 2001, the registrant had outstanding 4,648,983 shares of Common Stock, $.01 par value.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                    VICON INDUSTRIES, INC. AND SUBSIDIARIES
                    ---------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                   (UNAUDITED)


                                                 Three Months Ended
                                                 ------------------
                                             3/31/01                3/31/00
                                            --------               --------

Net sales.............................    $17,159,883            $17,442,343
Cost of sales.........................     11,453,815             11,816,443
                                          -----------            -----------
  Gross profit........................      5,706,068              5,625,900

Operating expenses:
    Selling expense...................      3,390,402              3,206,257
    General & administrative expense..      1,242,198              1,033,148
    Engineering & development expense.        965,742                903,436
                                          -----------            -----------
                                            5,598,342              5,142,841
                                          -----------            -----------

  Operating income....................        107,726                483,059

Gain on sale of securities............       (618,346)                 -
Interest expense......................        117,153                206,269
Interest income.......................        (51,090)               (10,177)
                                          -----------            -----------

    Income before income taxes........        660,009                286,967
Income tax expense....................        242,000                101,000
                                          -----------            -----------
    Net income........................    $   418,009            $   185,967
                                          ===========            ===========



Earnings per share:

            Basic                         $   .09                $   .04
                                              ===                    ===

            Diluted                       $   .09                $   .04
                                              ===                    ===

Shares used in computing earnings per share:

            Basic                          4,647,306              4,588,830

            Diluted                        4,650,274              4,673,336




See Notes to Condensed Consolidated Financial Statements.

                    VICON INDUSTRIES, INC. AND SUBSIDIARIES
                    ---------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                   (UNAUDITED)


                                                   Six Months Ended
                                                   -----------------
                                             3/31/01                3/31/00
                                            --------               --------

Net sales.............................    $34,536,162            $36,966,813
Cost of sales.........................     22,929,372             25,950,649
                                          -----------            -----------
  Gross profit........................     11,606,790             11,016,164

Operating expenses:
    Selling expense...................      6,549,341              6,387,777
    General & administrative expense..      2,624,348              2,100,010
    Engineering & development expense.      1,897,683              1,765,973
                                          -----------            -----------
                                           11,071,372             10,253,760
                                          -----------            -----------

  Operating income....................        535,418                762,404

Gain on sale of securities............     (3,022,579)                 -
Interest expense......................        277,269                372,356
Interest income.......................        (83,751)               (27,565)
                                          -----------            -----------

    Income before income taxes........      3,364,479                417,613
Income tax expense....................      1,224,000                147,000
                                          -----------            -----------
    Net income........................    $ 2,140,479            $   270,613
                                          ===========            ===========



Earnings per share:

            Basic                         $   .46                $   .06
                                              ===                    ===

            Diluted                       $   .46                $   .06
                                              ===                    ===

Shares used in computing earnings per share:

            Basic                          4,642,812              4,586,494

            Diluted                        4,647,602              4,686,132




See Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (UNAUDITED)

ASSETS                                                3/31/01       9/30/00
------                                               --------       -------
CURRENT ASSETS
--------------
Cash............................................   $ 6,121,776   $ 2,115,118
Marketable securities...........................         -         2,775,196
Accounts receivable (less allowance
  of $1,262,000 at March 31, 2001 and
  $1,063,000 at September 30, 2000).............    14,102,463    17,101,618

Inventories:
  Parts, components, and materials..............     2,834,605     3,011,071
  Work-in-process...............................     3,726,085     3,285,213
  Finished products.............................    12,691,997    12,364,719
                                                   -----------   -----------
                                                    19,252,687    18,661,003
Deferred income taxes...........................     1,361,620       955,003
Prepaid expenses................................       877,870       896,923
                                                   -----------   -----------
TOTAL CURRENT ASSETS............................    41,716,416    42,504,861
--------------------

Property, plant and equipment...................    16,214,076    15,796,751
Less accumulated depreciation and amortization..    (7,845,601)   (7,295,079)
                                                   -----------   -----------
                                                     8,368,475     8,501,672
Goodwill, net of accumulated amortization.......     1,547,733     1,639,678
Deferred income taxes...........................       953,963       805,087
Other assets....................................       429,928       466,590
                                                   -----------   -----------
TOTAL ASSETS....................................   $53,016,515   $53,917,888
------------                                       ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
-------------------
Borrowings under revolving credit agreement.....   $    72,077   $   129,424
Current maturities of long-term debt............     1,379,664     1,311,386
Accounts payable................................     2,611,673     2,939,936
Accrued compensation and employee benefits......     1,692,771     1,895,766
Accrued expenses................................     1,764,692     1,713,316
Unearned service revenue........................     1,077,316       835,045
Income taxes payable............................       955,548       315,481
                                                    ----------    ----------
 TOTAL CURRENT LIABILITIES                           9,553,741     9,140,354
 -------------------------

Long-term debt..................................     4,904,819     7,090,253
Unearned service revenue........................     2,267,858     2,011,123
Other long-term liabilities.....................       677,495       677,775

SHAREHOLDERS' EQUITY
--------------------
Common stock, par value $.01....................        47,535        47,106
Capital in excess of par value..................    21,520,244    21,444,638
Retained earnings...............................    14,952,773    12,812,294
                                                  ------------   -----------
                                                    36,520,552    34,304,038
Less treasury stock, at cost....................      (602,456)     (555,097)
Accumulated other comprehensive income (loss)...      (305,494)    1,249,442
                                                  ------------   -----------
TOTAL SHAREHOLDERS' EQUITY                          35,612,602    34,998,383
--------------------------                        ------------   -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......   $53,016,515   $53,917,888
------------------------------------------        ============   ===========
See Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)


                                                         Six Months Ended
                                                         ----------------
                                                      3/31/01        3/31/00

Cash flows from operating activities:
  Net income.....................................  $ 2,140,479    $   270,613
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Gain on sale of securities...................   (3,022,579)         -
    Depreciation and amortization................      555,584        474,599
    Goodwill amortization........................       91,945        103,325
    Deferred income taxes........................      397,507       (905,144)
    Change in assets and liabilities:
      Accounts receivable........................    2,979,127     (2,358,720)
      Inventories................................     (600,697)    (1,848,801)
      Prepaid expenses...........................       18,072        114,044
      Other assets...............................       36,662        (23,642)
      Accounts payable...........................     (326,866)        80,402
      Accrued compensation and employee benefits.     (201,975)      (917,624)
      Accrued expenses...........................       53,033        392,513
      Unearned service revenue...................      499,006        952,118
      Income taxes payable.......................      641,499          2,286
      Other liabilities..........................         (280)       (29,157)
                                                   ------------   ------------
       Net cash provided by (used in)
          operating activities...................    3,260,517     (3,693,188)
                                                   ------------   ------------
Cash flows from investing activities:
    Proceeds from sale of securities.............    3,289,813          -
    Capital expenditures, net of
      minor disposals............................     (431,339)      (973,357)
                                                   ------------   ------------
         Net cash provided by (used in)
          investing activities...................    2,858,474       (973,357)
                                                   ------------   ------------
Cash flows from financing activities:
    (Decrease) increase in borrowings under
      U.S. bank credit agreement.................   (1,500,000)     3,000,000
    (Decrease) increase in borrowings under U.K.
      revolving credit agreement.................      (56,462)       284,449
    Proceeds from mortgage loan..................        -          1,200,000
    Proceeds from exercise of stock options......       28,677          5,838
    Repayments of U.S. term loan.................     (450,000)      (450,000)
    Repayments of other debt.....................     (163,864)      (185,739)
                                                   ------------   ------------
       Net cash (used in) provided by
          financing activities...................   (2,141,649)     3,854,548
                                                   ------------   ------------
Effect of exchange rate changes on cash..........       29,316         (1,398)
                                                   ------------   ------------
Net increase (decrease) in cash..................    4,006,658       (813,395)
Cash at beginning of year........................    2,115,118      1,998,767
                                                   ------------   ------------
Cash at end of period............................  $ 6,121,776    $ 1,185,372
                                                   ============   ============


See Notes to Condensed Consolidated Financial Statements.

                   VICON INDUSTRIES, INC. AND SUBSIDIARIES
                   ---------------------------------------
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
       ----------------------------------------------------------------
                                 March 31, 2001
                                 --------------

Note 1:  Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2000. Certain prior year amounts have been reclassified to conform to current year presentation.


Note 2:  Earnings per Share
---------------------------

The Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" requires companies to present basic and diluted earnings per share (EPS). Basic EPS is computed based on the weighted average number of shares outstanding for the period. Diluted EPS reflects the maximum dilution that would have resulted from the exercise of stock options and incremental shares issuable under a deferred compensation agreement. The following table provides the components of the basic and diluted earnings per share (EPS) computations for the three month and six month periods ended March 31, 2001 and 2000:


                                  Three Months               Six Months
                                 Ended March 31,           Ended March 31,
                             ------------------------  -----------------------
                                 2001         2000         2001        2000
                             ----------    ----------  ----------    ---------
                                    (Unaudited)              (Unaudited)

Basic EPS Computation
Net income.................. $  418,009   $  185,967   $2,140,479   $  270,613

Weighted average
 shares outstanding.........  4,647,306    4,588,830    4,642,812    4,586,494

Basic earnings per share.... $      .09   $      .04   $      .46   $      .06
                             ==========   ==========   ==========   ==========


Diluted EPS Computation
-----------------------
Net income.................. $  418,009   $  185,967   $2,140,479   $  270,613

  Weighted average
   shares outstanding.......  4,647,306    4,588,830    4,642,812    4,586,494
  Stock options.............      2,968       84,506        4,790       96,618
    Stock compensation
   arrangement..............      -            -            -            3,020
                             ----------   ----------   ----------   ----------

Diluted shares outstanding..  4,650,274    4,673,336    4,647,602    4,686,132

Diluted earnings per share.. $      .09   $      .04   $      .46   $      .06
                             ==========   ==========   ==========   ==========

Note 3:   Comprehensive Income
------------------------------

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements. The Company's total comprehensive income for the three month and six month periods ended March 31, 2001 and 2000 was as follows:

                                 Three Months                Six Months
                                Ended March 31,            Ended March 31,
                            ----------------------    -----------------------
                                2001        2000          2001         2000
                            ----------  ----------    ----------   ----------
                                   (Unaudited)                (Unaudited)

Net income................. $  418,009  $  185,967    $2,140,479   $  270,613

Other comprehensive income
(loss), net of tax:
 Change in unrealized gain
  on securities............   (198,142)      -        (1,554,962)       -
 Change in equity due to
  foreign currency
  translation adjustments..    (51,060)    (37,008)           26     (131,902)
                            ----------  ----------    ----------   ----------
Comprehensive income....... $  168,807  $  148,959    $  585,543   $  138,711
                            ==========  ==========    ==========   ==========


Note 4:   Segment and Related Information
-----------------------------------------

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

The Company evaluates performance and allocates resources based on, among other things, the net profit for each segment, which excludes intersegment sales and profits. Segment information for the three month and six month periods ended March 31, 2001 and 2000 was as follows:


Three Months Ended
March 31, 2001           U.S.       U.K.       Other     Consolid.    Totals
-------------------   ----------  ---------  ---------  ----------   -------

Net sales to
 external customers  $11,883,000 $4,233,000 $1,044,000   $   -     $17,160,000
Intersegment
 net sales             1,936,000      -        205,000       -       2,141,000
Net income (loss)        450,000    359,000   (353,000)   (38,000)     418,000
Total assets          46,470,000  7,438,000  3,764,000 (4,655,000)  53,017,000

Three Months Ended
March 31, 2000           U.S.       U.K.       Other     Consolid.    Totals
-------------------   ---------- ----------  ---------  ----------   -------

Net sales to
 external customers  $13,815,000 $2,506,000 $1,121,000   $   -     $17,442,000
Intersegment
 net sales             1,951,000      -        180,000       -       2,131,000
Net income (loss)        281,000     79,000   (122,000)   (52,000)     186,000
Total assets          48,962,000  6,325,000  2,698,000 (3,664,000)  54,321,000


Six Months Ended
March 31, 2001           U.S.       U.K.       Other     Consolid.    Totals
-------------------   ----------  ---------  ---------  ----------   -------

Net sales to
 external customers  $25,290,000 $7,374,000 $1,872,000   $   -     $34,536,000
Intersegment
 net sales             3,751,000      -        548,000       -       4,299,000
Net income (loss)      2,451,000    530,000   (758,000)   (83,000)   2,140,000
Total assets          46,470,000  7,438,000  3,764,000 (4,655,000)  53,017,000

Six Months Ended
March 31, 2000           U.S.       U.K.       Other     Consolid.    Totals
-------------------   ----------  ---------  ---------  ----------   -------

Net sales to
 external customers  $30,059,000 $4,898,000 $2,010,000   $   -     $36,967,000
Intersegment
 net sales             3,545,000      -        264,000       -       3,809,000
Net income (loss)        441,000    105,000   (169,000)  (106,000)     271,000
Total assets          48,962,000  6,325,000  2,698,000 (3,664,000)  54,321,000

The consolidating segment above includes the elimination and consolidation of intersegment transactions.

Note 5:   Marketable Securities
-------------------------------

In the quarter ended March 31, 2001, the Company realized a $618,000 gain ($408,000 net of tax effect) on the sale of its remaining equity interest in Chun Shin Electronics, Inc. (CSE), a South Korean company which manufactures certain of the Company's proprietary products. For the six months ended March 31, 2001, the Company's realized gain on the sale of such securities was $3.0 million ($2.0 million net of tax effect). In July 2000, CSE completed an initial public offering of approximately 1.4 million shares of its stock in South Korea, at which time the Company's ownership interest was reduced to approximately 21%. Prior to CSE's public offering, the Company recognized this investment on the cost method of accounting.

Note 6:    Derivative Instruments
---------------------------------

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138, as of October 1, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The Company's derivative financial instruments consist of foreign currency forward exchange contracts and interest rate swap agreements. Implementation of this statement did not have a material impact on the Company's financial position or results of operations for the three month and six month periods ended March 31, 2001.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------


Results of Operations
---------------------
Three Months Ended March 31, 2001 Compared with March 31, 2000
--------------------------------------------------------------

Net sales for the quarter ended March 31, 2001 were $17.2 million compared with $17.4 million in the year ago period. Domestic sales decreased $1.0 million or 9% to $11.5 million. Indirect sales to the United States Postal Service under a national supply contract decreased $1.1 million or 19% to $4.5 million. The contract was due to expire on March 16, 2001 and was extended to June 30, 2001. Despite weaker European currencies, international sales increased $.8 million or 16% to $5.7 million.

Gross profit margins for the second quarter of fiscal 2001 increased to 33.3% compared with 32.3% in the year ago period. The margin improvement was primarily the result of a favorable sales mix of higher margin products.

Operating expenses for the second quarter of fiscal 2001 were $5.6 million or 32.6% of net sales compared with $5.1 million or 29.5% of net sales in the year ago period. The increase in operating expenses was principally the result of increased sales, marketing and new product development activities.

Operating income decreased to $108,000 for the second quarter of fiscal 2001 compared with $483,000 in the year ago period principally as a result of the increase in operating expenses.

In the second quarter of fiscal 2001, the Company realized a $618,000 gain ($408,000 net of tax effect) on the sale of its remaining equity interest in Chun Shin Electronics, Inc. (CSE), a South Korean company which, among other things, manufactures certain of the Company's proprietary products.

Interest expense decreased to $117,000 for the second quarter of fiscal 2001 compared with $206,000 in the year ago period principally as a result of the paydown of bank borrowings.

Income tax expense was $242,000 for the second quarter of fiscal 2001 compared with $101,000 in the year ago period.

As a result of the foregoing, net income increased to $418,000 for the second quarter of fiscal 2001 compared with $186,000 for the year ago period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------


Results of Operations
---------------------
Six Months Ended March 31, 2001 Compared with March 31, 2000
------------------------------------------------------------

Net sales for the six months ended March 31, 2001 decreased $2.4 million or 7% to $34.5 million compared with $37.0 million in the year ago period. Domestic sales for the first six months of fiscal 2001 decreased $3.4 million or 13% to $24.0 million compared with $27.4 million in the prior year period. Indirect sales to the United States Postal Service under a national supply contract decreased $2.3 million or 20% to $9.3 million. Other domestic sales decreased $1.1 million or 7% to $14.7 million principally as a result of a decrease in large system sales. Despite weaker European currencies, international sales increased $1.0 million or 11% to $10.5 million. The backlog of unfilled orders was $9.3 million at March 31, 2001 compared with $8.9 million at March 31, 2000.

Gross profit margins for the first six months of fiscal 2001 increased to 33.6% compared with 29.8% in the year ago period. The margin increase was principally attributable to the effects of a $1.3 million charge for warranty costs incurred in the year ago period.

Operating expenses for the first six months of fiscal 2001 were $11.1 million or 32.1% of net sales compared with $10.3 million or 27.7% of net sales in the year ago period. The increase in operating expenses was principally the result of increased sales, marketing and new product development activities.

Operating income decreased to $535,000 for the first six months of fiscal 2001 compared with $762,000 in the year ago period. The decline in operating income was the result of lower sales and increased operating expenses in the current period.

In the first six months of fiscal 2001, the Company realized a $3.0 million gain ($2.0 million net of tax effect) on the sale of its remaining equity interest in CSE, a South Korean company which, among other things, manufactures certain of the Company's proprietary products.

Interest expense decreased to $277,000 for the first six months of fiscal 2001 compared with $372,000 in the year ago period principally as a result of the paydown of bank borrowings.

Income tax expense was $1.2 million for the first six months of fiscal 2001 compared with $147,000 in the year ago period.

As a result of the foregoing, net income increased to $2.1 million for the first six months of fiscal 2001 compared with $271,000 for the year ago period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

Liquidity and Financial Condition
---------------------------------

Net cash provided by operating activities was $3.3 million for the first six months of fiscal 2001 due primarily to a $3.0 million decrease in accounts receivable. The accounts receivable decrease was due principally to improved collections on sales to U.S. Postal Service contractors and lower comparable period sales. Net cash provided by investing activities was $2.9 million for the first six months of fiscal 2001 due principally to the receipt of $3.3 million of proceeds from the sale of the Company's remaining equity interest in Chun Shin Electronics, Inc. Net cash used in financing activities was $2.1 million, which included the paydown of $1.5 million of borrowings under the Company's U.S. revolving credit agreement and $614,000 of scheduled repayments of bank term and mortgage loans. As a result of the foregoing, cash increased by $4.0 million for the first six months of fiscal 2001 after the nominal effect of exchange rate changes on the cash position of the Company.

The Company has a $9.5 million revolving credit facility with a bank which expires in July 2002. Borrowings under the facility bear interest at the bank's prime rate minus 2% or, at the Company's option, LIBOR plus 90 basis points (6.00% and 5.96%, respectively, at March 31, 2001). At March 31, 2001, there were no outstanding borrowings under this facility. The agreement contains restrictive covenants which, among other things, require the Company to maintain certain levels of earnings and ratios of debt service coverage and debt to tangible net worth.

The Company also maintains a bank overdraft facility of 600,000 Pounds Sterling (approximately $870,000) in the U.K. to support local working capital requirements of Vicon Industries Limited. At March 31, 2001, outstanding borrowings under this facility were approximately $72,000.

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

         The Company's annual meeting was held on April 26, 2001.

         The following directors were elected at the meeting:

                    Milton F. Gidge
                    W. Gregory Robertson

         The terms of the following directors continued after the meeting:

                    Kenneth M. Darby
                    Peter F. Neumann
                    Arthur D. Roche
                    Kazuyoshi Sudo

         The matters voted upon at the meeting and the results of each vote were as follows:

         Nominees for
         Directors:                           For                  Against

            Mr. Gidge                      4,240,592               233,200
            Mr. Robertson                  4,416,974                56,818

         Ratification of Auditors          4,427,617                46,175

ITEM 5 - OTHER INFORMATION
------   -----------------

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

         On April 12, 2001, the Company filed Form 8-K announcing the execution of an extension of the United States Postal Service contract to June 30, 2001.

Exhibit
Number      Description
-------     -----------

10          Material Contracts

            (.1) Advice of Borrowing Terms between the Registrant and National
                 Westminster Bank PLC dated March 13, 2001.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



VICON INDUSTRIES, INC.





May 15, 2001




By:/s/ Kenneth M. Darby                    By:/s/ John M. Badke
-----------------------                    -----------------------
Kenneth M. Darby                           John M. Badke
Chairman and                               Vice President, Finance
Chief Executive Officer                    Chief Financial Officer