Form 10-Q
period 2001-06-30
VICON INDUSTRIES INC /NY/
filed 2001-08-14
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549

                                    FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934



For Quarter Ended  June 30, 2001                Commission File No.  1-7939
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


At June 30, 2001, the registrant had outstanding 4,648,983 shares of Common Stock, $.01 par value.

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


                                                 Three Months Ended
                                                 ------------------
                                             6/30/01                6/30/00
                                            --------               --------

Net sales.............................    $16,081,123            $19,123,105
Cost of sales.........................     10,615,933             12,779,465
                                          -----------            -----------

  Gross profit........................      5,465,190              6,343,640

Operating expenses:
    Selling expense...................      3,560,480              3,411,644
    General & administrative expense..      1,451,378              1,059,265
    Engineering & development expense.        976,067                938,503
                                          -----------            -----------
                                            5,987,925              5,409,412
                                          -----------            -----------

  Operating (loss) income.............       (522,735)               934,228

Interest expense......................        111,516                215,854
Interest income.......................        (46,079)               (17,970)
                                          -----------            -----------

    (Loss) income before income taxes.       (588,172)               736,344
Income tax (benefit) expense..........       (214,000)               258,000
                                          -----------            -----------
    Net (loss) income.................    $  (374,172)           $   478,344
                                          ===========            ===========



(Loss) earnings per share:

            Basic                         $  (.08)               $   .10
                                              ===                    ===

            Diluted                       $  (.08)               $   .10
                                              ===                    ===

Shares used in computing (loss) earnings per share:

            Basic                          4,648,983              4,603,610

            Diluted                        4,648,983              4,654,713



See Accompanying Notes to Condensed Consolidated Financial Statements.

                    VICON INDUSTRIES, INC. AND SUBSIDIARIES
                    ---------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                   (UNAUDITED)


                                                   Nine Months Ended
                                                   ------------------
                                             6/30/01                6/30/00
                                            --------               --------

Net sales.............................    $50,617,285            $56,089,919
Cost of sales.........................     33,545,305             38,730,115
                                          -----------            -----------

  Gross profit........................     17,071,980             17,359,804

Operating expenses:
    Selling expense...................     10,109,821              9,799,421
    General & administrative expense..      4,075,726              3,159,275
    Engineering & development expense.      2,873,751              2,704,476
                                          -----------            -----------
                                           17,059,298             15,663,172
                                          -----------            -----------

  Operating income....................         12,682              1,696,632

Gain on sale of securities............     (3,022,579)                 -
Interest expense......................        388,784                588,210
Interest income.......................       (129,830)               (45,535)
                                          -----------            -----------

    Income before income taxes........      2,776,307              1,153,957
Income tax expense....................      1,010,000                405,000
                                          -----------            -----------
    Net income........................    $ 1,766,307            $   748,957
                                          ===========            ===========



Earnings per share:

            Basic                         $   .38                $   .16
                                              ===                    ===

            Diluted                       $   .38                $   .16
                                              ===                    ===

Shares used in computing earnings per share:

            Basic                          4,644,869              4,592,178

            Diluted                        4,648,924              4,675,638



See Accompanying Notes to Condensed Consolidated Financial Statements.

                   VICON INDUSTRIES, INC. AND SUBSIDIARIES
                   ---------------------------------------
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    -------------------------------------
                                   (UNAUDITED)
ASSETS                                                6/30/01       9/30/00
------                                               --------       -------
CURRENT ASSETS
--------------
Cash............................................   $ 6,542,655   $ 2,115,118
Marketable securities...........................         -         2,775,196
Accounts receivable (less allowance
  of $1,411,000 at June 30, 2001 and
  $1,063,000 at September 30, 2000).............    12,141,610    17,101,618
Inventories:
  Parts, components, and materials..............     3,106,282     3,011,071
  Work-in-process...............................     2,447,517     3,285,213
  Finished products.............................    13,425,474    12,364,719
                                                   -----------   -----------
                                                    18,979,273    18,661,003
Deferred income taxes...........................     1,194,740       955,003
Prepaid expenses................................       700,568       896,923
                                                   -----------   -----------
TOTAL CURRENT ASSETS............................    39,558,846    42,504,861
--------------------

Property, plant and equipment...................    16,254,358    15,796,751
Less accumulated depreciation and amortization..    (8,112,666)   (7,295,079)
                                                   -----------   -----------
                                                     8,141,692     8,501,672
Goodwill, net of accumulated amortization.......     1,659,434     1,639,678
Deferred income taxes...........................     1,104,394       805,087
Other assets....................................       420,380       466,590
                                                   -----------   -----------
TOTAL ASSETS....................................   $50,884,746   $53,917,888
------------                                       ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
-------------------
Borrowings under revolving credit agreement.....   $     -       $   129,424
Current maturities of long-term debt............     1,357,220     1,311,386
Accounts payable................................     1,705,798     2,939,936
Accrued compensation and employee benefits......     1,579,330     1,895,766
Accrued expenses................................     1,832,743     1,713,316
Unearned service revenue........................     1,201,696       835,045
Income taxes payable............................       425,205       315,481
                                                    ----------    ----------
TOTAL CURRENT LIABILITIES                            8,101,992     9,140,354
-------------------------

Long-term debt..................................     4,583,187     7,090,253
Unearned service revenue........................     2,360,581     2,011,123
Other long-term liabilities.....................       679,399       677,775

SHAREHOLDERS' EQUITY
--------------------
Common stock, par value $.01....................        47,535        47,106
Capital in excess of par value..................    21,520,244    21,444,638
Retained earnings...............................    14,578,601    12,812,294
                                                  ------------   -----------
                                                    36,146,380    34,304,038
Less treasury stock, at cost....................      (602,456)     (555,097)
Accumulated other comprehensive income (loss)...      (384,337)    1,249,442
                                                  ------------   -----------
TOTAL SHAREHOLDERS' EQUITY                          35,159,587    34,998,383
--------------------------                        ------------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......   $50,884,746   $53,917,888
------------------------------------------        ============   ===========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                   VICON INDUSTRIES, INC. AND SUBSIDIARIES
                   ---------------------------------------
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               -----------------------------------------------
                                   (UNAUDITED)


                                                        Nine Months Ended
                                                        -----------------
                                                      6/30/01        6/30/00
                                                     --------       --------
Cash flows from operating activities:
  Net income.....................................  $ 1,766,307    $   748,957
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Gain on sale of securities...................   (3,022,579)         -
    Depreciation and amortization................      846,031        749,696
    Goodwill amortization........................      142,744        154,686
    Deferred income taxes........................      413,956       (810,144)
    Change in assets and liabilities:
      Accounts receivable........................    4,831,133     (5,459,862)
      Inventories................................     (380,628)      (174,739)
      Prepaid expenses...........................      189,684        172,468
      Other assets...............................       46,210        (16,557)
      Accounts payable...........................   (1,226,348)        45,794
      Accrued compensation and employee benefits.     (311,508)      (639,238)
      Accrued expenses...........................      129,274        144,108
      Unearned service revenue...................      716,109      1,620,731
      Income taxes payable.......................      115,639          5,544
      Other liabilities..........................        1,624        (63,213)
                                                   ------------   ------------
       Net cash provided by (used in)
          operating activities...................    4,257,648     (3,521,769)
                                                   ------------   ------------

Cash flows from investing activities:
    Proceeds from sale of securities.............    3,289,813          -
    Additional acquisition costs.................     (162,500)         -
    Capital expenditures, net of
      minor disposals............................     (530,743)    (1,295,615)
                                                   ------------   ------------
       Net cash provided by (used in)
          investing activities...................    2,596,570     (1,295,615)
                                                   ------------   ------------

Cash flows from financing activities:
    (Decrease) increase in borrowings under
      U.S. bank credit agreement.................   (1,500,000)     3,000,000
    (Decrease) increase in borrowings under U.K.
      revolving credit agreement.................     (127,655)       164,769
    Proceeds from mortgage loan..................        -          1,200,000
    Proceeds from exercise of stock options......       28,677         75,517
    Repayments of U.S. term loan.................     (675,000)      (675,000)
    Repayments of other debt.....................     (270,899)      (282,412)
                                                   ------------   ------------
       Net cash (used in) provided by
          financing activities...................   (2,544,877)     3,482,874
                                                   ------------   ------------
Effect of exchange rate changes on cash..........      118,196        134,124
                                                   ------------   ------------

Net increase (decrease) in cash..................    4,427,537     (1,200,386)
Cash at beginning of year........................    2,115,118      1,998,767
                                                   ------------   ------------
Cash at end of period............................  $ 6,542,655    $   798,381
                                                   ============   ============

See Accompanying Notes to Condensed Consolidated Financial Statements.

                   VICON INDUSTRIES, INC. AND SUBSIDIARIES
                   ---------------------------------------
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
       ----------------------------------------------------------------
                                  June 30, 2001
                                  -------------

Note 1:  Basis of Presentation
------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2000. Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2:  Earnings per Share
---------------------------
The Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" requires companies to present basic and diluted earnings per share (EPS). Basic EPS is computed based on the weighted average number of shares outstanding for the period. Diluted EPS reflects the maximum dilution that would have resulted from the exercise of stock options and incremental shares issuable under a deferred compensation agreement. The following table provides the components of the basic and diluted EPS computations for the three month and nine month periods ended June 30, 2001 and 2000:

                                  Three Months              Nine Months
                                 Ended June 30,            Ended June 30,
                             ------------------------  -----------------------
                                 2001         2000         2001        2000
                             ----------    ----------  ----------    ---------
                                    (Unaudited)              (Unaudited)

Basic EPS Computation
---------------------
Net (loss) income........... $ (374,172)  $  478,344   $1,766,307   $  748,957

Weighted average
 shares outstanding.........  4,648,983    4,603,610    4,644,869    4,592,178

Basic (loss) earnings
 per share.................. $     (.08)  $      .10   $      .38   $      .16
                             ==========   ==========   ==========   ==========


Diluted EPS Computation
-----------------------
Net (loss) income........... $ (374,172)  $  478,344   $1,766,307   $  748,957

  Weighted average
   shares outstanding.......  4,648,983    4,603,610    4,644,869    4,592,178
  Stock options.............      -           51,103        4,055       81,446
  Stock compensation
   arrangement..............      -            -            -            2,014
                             ----------   ----------   ----------   ----------

Diluted shares outstanding..  4,648,983    4,654,713    4,648,924    4,675,638

Diluted (loss) earnings
 per share.................. $     (.08)  $      .10   $      .38   $      .16
                             ==========   ==========   ==========   ==========

Note 3:   Comprehensive Income
------------------------------
Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements. The Company's total comprehensive income for the three month and nine month periods ended June 30, 2001 and 2000 was as follows:

                                 Three Months               Nine Months
                                Ended June 30,             Ended June 30,
                            ----------------------    -----------------------
                                2001        2000          2001         2000
                            ----------  ----------    ----------   ----------
                                   (Unaudited)                (Unaudited)

Net (loss) income.......... $ (374,172) $  478,344    $1,766,307   $  748,957

Other comprehensive income (loss), net of tax:
 Change in unrealized gain
  on securities............      -           -        (1,554,962)       -
 Change in equity due to
  foreign currency
  translation adjustments..    (78,843)    (81,669)      (78,817)    (213,571)
                            ----------  ----------    ----------   ----------

Comprehensive (loss) income $ (453,015) $  396,675    $  132,528   $  535,386
                            ==========  ==========    ==========   ==========


Note 4:   Segment and Related Information
-----------------------------------------
The  Company  operates  in  one  industry  which  encompasses  the  design, manufacture, assembly and marketing of video surveillance systems and system components for the electronic protection segment of the security industry. The
Company manages its business segments primarily on a geographic basis. The Company's principal reportable segments are comprised of its United States (U.S.) and United Kingdom (U.K.) based operations. Its U.S. based operations consists of Vicon Industries, Inc., the Company's corporate headquarters and principal operating entity. Its U.K. based operations consist of Vicon Industries Limited, a wholly owned subsidiary which markets and distributes the Company's products principally within Europe and the Middle East. Other segments include the operations of Vicon Industries (H.K.) Ltd., a Hong Kong based majority owned subsidiary which markets and distributes the Company's products principally within Hong Kong and mainland China, and TeleSite U.S.A., Inc. and subsidiary, a U.S. and Israeli based manufacturer and distributor of remote video surveillance systems.

The Company evaluates performance and allocates resources based on, among other things, the net profit for each segment, which excludes intersegment sales and profits. Segment information for the three month and nine month periods ended June 30, 2001 and 2000 was as follows:


Three Months Ended
June 30, 2001           U.S.        U.K.       Other     Consolid.    Totals
------------------   ----------   ---------  ---------  ----------   -------

Net sales to
 external customers $11,387,000  $3,783,000 $  911,000   $   -     $16,081,000
Intersegment
 net sales            2,391,000       -        204,000       -       2,595,000
Net income (loss)      (255,000)   (206,000)   134,000    (47,000)    (374,000)
Total assets         45,096,000   7,888,000  3,756,000 (5,855,000)  50,885,000

Three Months Ended
June 30, 2000           U.S.        U.K.       Other     Consolid.    Totals
-------------------  ----------  ----------  ---------  ----------   -------

Net sales to
 external customers $14,527,000  $3,314,000 $1,282,000   $   -     $19,123,000
Intersegment
 net sales            1,253,000       -          7,000       -       1,260,000
Net income (loss)       489,000     188,000   (162,000)   (37,000)     478,000
Total assets         49,479,000   6,216,000  2,482,000 (3,285,000)  54,892,000


Nine Months Ended
June 30, 2001           U.S.        U.K.       Other     Consolid.    Totals
-------------------  ----------   ---------  ---------  ----------   -------

Net sales to
 external customers $36,677,000 $11,157,000 $2,783,000   $   -     $50,617,000
Intersegment
 net sales            6,141,000       -        753,000       -       6,894,000
Net income (loss)     2,197,000     324,000   (624,000)  (131,000)   1,766,000
Total assets         45,096,000   7,888,000  3,756,000 (5,855,000)  50,885,000

Nine Months Ended
June 30, 2000           U.S.        U.K.       Other     Consolid.    Totals
-------------------  ----------   ---------  ---------  ----------   -------

Net sales to
 external customers $44,586,000  $8,212,000 $3,292,000   $   -     $56,090,000
Intersegment
 net sales            4,799,000       -        271,000       -       5,070,000
Net income (loss)       930,000     293,000   (330,000)  (144,000)     749,000
Total assets         49,479,000   6,216,000  2,482,000 (3,285,000)  54,892,000

The consolidating segment above includes the elimination and consolidation of intersegment transactions.

Note 5:   Marketable Securities
-------------------------------
During the nine months ended June 30, 2001, the Company realized a $3.0 million gain ($2.0 million net of tax effect) on the sale of its remaining equity interest in Chun Shin Electronics, Inc. (CSE), a South Korean company which manufactures certain of the Company's proprietary products. In July 2000, CSE completed an initial public offering of approximately 1.4 million shares of its stock in South Korea, at which time the Company's ownership interest was reduced to approximately 21%. Prior to CSE's public offering, the Company recognized this investment on the cost method of accounting.

Note 6:    Derivative Instruments
---------------------------------
The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138, as of October 1, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The Company's derivative financial instruments consist of foreign currency forward exchange contracts and interest rate swap agreements. Implementation of this statement did not have a material impact on the Company's financial position or results of operations for the three month and nine month periods ended June 30, 2001.

Note 7:   Impairment Charge
---------------------------
During the quarter ended June 30, 2001, the Company recorded an impairment charge of $260,000 to reduce its net investment in a foreign subsidiary to its estimated net realizable value. Such charge is included in general and administrative expenses in the accompanying statements of operations. The operating results of this subsidiary are not significant.


Note 8:   Impact of Recently Issued Accounting Standards
--------------------------------------------------------
In July 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations and establishes criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported separately from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized but, instead, tested for impairment at least annually in accordance with the provisions of the Statement. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

The Company adopted the provisions of SFAS 141 effective July 1, 2001, which had no effect on the financial position or results of operations of the Company. SFAS 142 will be effective for the Company beginning October 1, 2001, at which time the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of the Statement. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

The Company expects to have unamortized goodwill in the amount of $1,608,635 at October 1, 2001, all of which will be subject to the transition provisions of SFAS 142. Amortization expense related to goodwill was $142,744 and $200,659 for the nine months ended June 30, 2001 and the year ended September 30, 2000, respectively. Because of the extensive effort needed to comply with adopting SFAS 142, it is not practicable to reasonably estimate the impact of adopting this statement on the Company's financial statements as of June 30, 2001, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

Results of Operations
---------------------
Three Months Ended June 30, 2001 Compared with June 30, 2000
------------------------------------------------------------

Net sales for the quarter ended June 30, 2001 decreased $3.0 million or 16% to $16.1 million compared with $19.1 million in the year ago period. Domestic sales decreased $2.7 million or 20% to $10.8 million principally as a result of a $2.6 million decline in indirect sales to the United States Postal Service
(USPS) under a national supply contract. Sales to the USPS for the quarter ended June 30, 2001 decreased 43% to $3.5 million compared with $6.1 million in the year ago period. In March 2001, the USPS announced an immediate freeze on all its capital spending due to a severe projected budget deficit. As a result, the Company has since experienced a material reduction in its USPS order rate. In addition, the USPS supply contract had expired on June 30, 2001 with no new contract being awarded. The Company has since been named as one of three pre-approved suppliers in a recently published USPS specification for video systems. International sales decreased $.4 million or 7% to $5.3 million.

Gross profit margins for the third quarter of fiscal 2001 increased to 34.0% compared with 33.2% in the year ago period. The margin improvement includes the results of product cost reduction efforts.

Operating expenses for the third quarter of fiscal 2001 were $6.0 million or 37.2% of net sales compared with $5.4 million or 28.3% of net sales in the year ago period. The increase in operating expenses was principally due to employee severance and the write-down of certain foreign assets.

The Company incurred an operating loss of $523,000 for the third fiscal quarter of 2001 compared with operating income of $934,000 in the year ago period principally as a result of lower sales and increased operating expenses in the current quarter.

Interest expense decreased to $112,000 for the third quarter of fiscal 2001 compared with $216,000 in the year ago period principally as a result of the paydown of bank borrowings.

The Company recorded an income tax benefit of $214,000 for the third quarter of fiscal 2001 compared with income tax expense of $258,000 in the year ago period.

As a result of the foregoing, the Company incurred a net loss of $374,000 for the third quarter of fiscal 2001 compared with net income of $478,000 in the year ago period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

Results of Operations
---------------------
Nine Months Ended June 30, 2001 Compared with June 30, 2000
-----------------------------------------------------------

Net sales for the nine months ended June 30, 2001 decreased $5.5 million or 10% to $50.6 million compared with $56.1 million in the year ago period. Domestic sales for the first nine months of fiscal 2001 decreased $6.1 million or 15% to $34.8 million compared with $40.9 million in the prior year period. The decrease included a $5.0 million decline in indirect sales to the United States Postal Service (USPS) under a national supply contract. Sales to the USPS for the nine months ended June 30, 2001 decreased 28% to $12.8 million compared with $17.8 million in the year ago period. Other domestic sales decreased $1.1 million or 5% to $22.0 million due in part to the slowdown in domestic capital spending. Despite weaker European currencies, international sales increased $.6 million or 4% to $15.8 million. The backlog of unfilled orders was $8.3 million at June 30, 2001 compared with $8.7 million at June 30, 2000.

Gross profit margins for the first nine months of fiscal 2001 increased to 33.7% compared with 31.0% in the year ago period. The margin increase was principally attributable to the effects of a $1.3 million charge for warranty costs incurred in the year ago period.

Operating expenses for the first nine months of fiscal 2001 were $17.1 million or 33.7% of net sales compared with $15.7 million or 27.9% of net sales in the year ago period. The increase in operating expenses included an additional provision for bad debts relating to a customer bankruptcy, the write-down of certain foreign assets and certain non-recurring payroll related costs.

Operating income decreased to $13,000 for the first nine months of fiscal 2001 compared with $1.7 million in the year ago period. The decline in operating income was the result of lower sales and increased operating expenses in the current period.

In the first nine months of fiscal 2001, the Company realized a $3.0 million gain ($2.0 million net of tax effect) on the sale of its remaining equity interest in CSE, a South Korean company which, among other things, manufactures certain of the Company's proprietary products.

Interest expense decreased to $389,000 for the first nine months of fiscal 2001 compared with $588,000 in the year ago period principally as a result of the paydown of bank borrowings.

Income tax expense was $1.0 million for the first nine months of fiscal 2001 compared with $405,000 in the year ago period.

As a result of the foregoing, net income increased to $1.8 million for the first nine months of fiscal 2001 compared with $749,000 for the year ago period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

Liquidity and Financial Condition
---------------------------------
Net cash provided by operating activities was $4.3 million for the first nine months of fiscal 2001 due primarily to a $4.8 million decrease in accounts receivable. The accounts receivable decrease was due principally to improved collections on sales to U.S. Postal Service contractors and lower comparable period sales. Reported net income for the period of $1.8 million included a $2.0 million net of tax non-operating gain on the sale of securities. Net cash provided by investing activities was $2.6 million for the first nine months of fiscal 2001 due principally to the receipt of $3.3 million of proceeds from the sale of the Company's remaining equity interest in Chun Shin Electronics, Inc. Net cash used in financing activities was $2.5 million, which included the paydown of $1.5 million of borrowings under the Company's U.S. revolving credit agreement and $946,000 of scheduled repayments of bank term and mortgage loans. As a result of the foregoing, cash increased by $4.4 million for the first nine months of fiscal 2001 after the nominal effect of exchange rate changes on the cash position of the Company.

The Company has a $9.5 million revolving credit facility with a bank which expires in July 2002. Borrowings under the facility bear interest at the bank's prime rate minus 2% or, at the Company's option, LIBOR plus 90 basis points (4.75% and 4.73%, respectively, at June 30, 2001). At June 30, 2001, there were no outstanding borrowings under this facility. The agreement contains restrictive covenants which, among other things, require the Company to maintain certain levels of earnings and ratios of debt service coverage and debt to tangible net worth.

The Company also maintains a bank overdraft facility of 600,000 Pounds Sterling (approximately $846,000) in the U.K. to support local working capital requirements of Vicon Industries Limited. At June 30, 2001, there were no outstanding borrowings under this facility.

The Company believes that it has sufficient cash and funds available under its credit agreements to meet its anticipated operating, capital expenditures and debt service requirements for at least the next twelve months.


"Safe" Harbor Statement under the Private Securities Litigation Reform Act of
-----------------------------------------------------------------------------
1995
----

Statements in this Report on Form 10-Q and other statements made by the Company or its representatives that are not strictly historical facts including, without limitation, statements included herein under the captions "Results of Operations" and "Liquidity and Financial Condition" are "forward- looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 that should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. The forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance and/or achievements of the Company to differ materially from any future results, performance or achievements, express or implied, by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, and that in light of the significant uncertainties inherent in forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company also assumes no obligation to update its forward- looking statements or to advise of changes in the assumptions and factors on which they are based.

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





August 14, 2001




By:/s/ Kenneth M. Darby                    By:/s/ John M. Badke
-----------------------                    -----------------------
Kenneth M. Darby                           John M. Badke
Chairman and                               Vice President, Finance
Chief Executive Officer                    Chief Financial Officer