Form 10-K
period 2001-09-30
VICON INDUSTRIES INC /NY/
filed 2001-12-31
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                   FORM 10-K
                                   ---------

                       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:
September 30, 2001                               Commission File No.  1-7939
----------------------------------------------                       -------

                                 VICON INDUSTRIES, INC.
--------------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

            NEW YORK                                        11-2160665
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          identification No.)

89 Arkay Drive, Hauppauge, New York                                   11788
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:            (631) 952-2288
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

The aggregate market value of Common Stock held by non-affiliates of the registrant as of December 15, 2001 was approximately $17,300,000.

The number of shares outstanding of the registrant's Common Stock as of December 15, 2001 was 4,652,712.

                                     PART I
                                     ------

ITEM 1 - BUSINESS
-----------------

General
-------

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

Products
--------

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

The Company's products range in price from $10 for a simple camera mounting bracket to several hundred thousand dollars (depending upon configuration) for a large digital control and video matrix switching system.

Marketing
---------

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

The Company's products are employed in video system installations by: (1) commercial and industrial users, such as office buildings, manufacturing plants, warehouses, apartment complexes, shopping malls and retail stores; (2) federal, state, and local governments for national security purposes, municipal facilities, prisons, and military installations; (3) financial institutions, such as banks, clearing houses, brokerage firms and depositories, for security purposes; (4) transportation departments for highway traffic control, bridge and tunnel monitoring, and airport, subway, bus and seaport surveillance; (5) gaming casinos, where video surveillance is often mandated by local regulation; and (6) health care facilities, such as hospitals, particularly psychiatric wards and intensive care units. In fiscal 2001, 2000 and 1999, indirect sales to the United States Postal Service under a national supply contract approximated $15.2 million, $22.8 million and $22.7 million, respectively.

The Company's principal sales offices are located in Hauppauge, New York; Fareham, England; Zaventem, Belgium; New Territories, Hong Kong; and Shanghai, China.

International Sales
-------------------

The Company sells its products in Europe and the Middle East through its U.K. based subsidiary, in China through its Hong Kong subsidiary and elsewhere outside the U.S. principally by direct export from its U.S. based parent company. Sales are made to installing dealers or independent distributors which, outside of Europe and China, typically assume the responsibility for warranty repair as well as sales and marketing costs to promote the Company's product line. The Company has a few territorial exclusivity agreements with customers but primarily uses a wide range of installation companies and distributors in international markets. In Australia, Japan, Norway and South Korea, the Company permits independent sales representatives to use the Company's name for marketing purposes.

Direct export sales and sales from the Company's foreign subsidiaries amounted to $20.5 million, $19.6 million and $15.4 million or 31%, 26% and 21% of consolidated net sales in fiscal years 2001, 2000, and 1999, respectively. Export sales are generally made through a wholly owned subsidiary, Vicon
Industries Foreign Sales Corporation, a tax advantaged foreign sales corporation. The Company's principal foreign markets are Europe and the Pacific Rim, which together accounted for approximately 78 percent of international sales in fiscal 2001.

Competition
-----------

The Company operates in a highly competitive marketplace both domestically and internationally. The Company competes by providing engineered systems and system components that incorporate broad capability together with high levels of customer service and technical support. Generally, the Company does not compete based on price alone.

The Company's principal engineered video systems competitors include the following companies or their affiliates: Checkpoint Systems, Inc., Matsushita (Panasonic), Pelco Sales Company, Philips Communications and Security Systems, Inc., Sensormatic Electronics Corporation, Interlogix, Inc. and Ultrak, Inc. Many additional companies, both domestic and international, produce products that compete against one or more of the Company's system components. In addition, some consumer video electronic companies or their affiliates, including Matsushita (Panasonic), Mitsubishi Electric Corporation, Sanyo Electric Co., Ltd. and Sony Corporation, compete with the Company for the sale of video products and systems. Most of the Company's competitors are larger companies whose financial resources and scope of operations are substantially greater than the Company's.

Engineering and Development
---------------------------

The Company's engineering and development is focused on new and improved video systems and system components. In recent years, the trend of product development and demand within the video security and surveillance market has been toward the application of digital video technology, specifically toward the compression, transmission, storage and display of digital video. As the demands of the Company's target market segment requires the Company to keep pace with changes in technology, the Company has focused its engineering effort in these developing areas. During the past two years, the Company substantially increased its product development expenditures to meet the accelerating market shift to network capable video systems. Development projects are chosen and prioritized based on direct customer feedback, the Company's analysis as to the needs of the marketplace, anticipated technological advances and market research.

The Company employs a total of 44 engineers in the following areas: software development, mechanical design, manufacturing/testing and electrical and circuit design. Engineering and development expense amounted to approximately 6%, 5% and 4% of net sales in fiscal 2001, 2000 and 1999, respectively.

Source and Availability of Raw Materials
----------------------------------------

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

Intellectual Property
---------------------

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

Inventories
-----------

The Company maintains sufficient finished goods inventory levels to respond to unanticipated customer demand, since most sales are to installing dealers and contractors who normally do not carry any significant inventory. The Company principally builds inventory to known and anticipated customer demand. In addition to normal safety stock levels, certain additional inventory levels may be maintained for products with long purchase and manufacturing lead times. The Company believes that it is important to carry adequate inventory levels of parts, components and products to avoid production and delivery delays that detract from its sales effort.

Backlog
-------

The backlog of orders believed to be firm as of September 30, 2001 and 2000 was approximately $6.3 million and $8.4 million, respectively. Orders are generally cancelable without penalty at the option of the customer. The Company prefers that its backlog of orders not exceed its ability to fulfill such orders on a timely basis, since experience shows that long delivery schedules only encourage the Company's customers to look elsewhere for product availability.

Employees
---------

At September 30, 2001, the Company employed 251 full-time employees, of whom 5 are officers, 56 administrative, 119 in sales and technical service capacities, 44 in engineering, and 27 production employees. At September 30, 2000, the Company employed 261 persons. There are no collective bargaining agreements with any of the Company's employees and the Company considers its relations with its employees to be good.


ITEM 2 - PROPERTIES
-------------------

The Company principally operates from an 80,000 square-foot facility located at 89 Arkay Drive, Hauppauge, New York, which it owns. The Company also owns and operates a 14,000 square-foot sales, service and warehouse facility in southern England which services the U.K., Europe and the Middle East. In addition, the Company operates under leases with offices in Zaventem, Belgium; Tenafly, New Jersey; Yavne, Israel; Hong Kong and various offices in mainland China.


ITEM 3 - LEGAL PROCEEDINGS
--------------------------

None


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None

                                     PART II
                                     -------

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
         MATTERS
         -------

The Company's stock is traded on the American Stock Exchange (AMEX) under the symbol (VII). The following table sets forth for the periods indicated, the range of high and low prices for the Company's Common Stock on AMEX:

          Quarter
           Ended            High        Low
          -------           ----        ---
          Fiscal 2001
          December          3.3125      1.6875
          March             2.7500      1.8125
          June              2.7000      1.7000
          September         6.5000      2.0200

          Fiscal 2000
          December          7.5000      5.0000
          March             6.6250      3.4375
          June              4.3750      3.0000
          September         4.0000      3.0625


The last sale price of the Company's Common Stock on December 15, 2001 as reported on AMEX was $3.71 per share. As of December 15, 2001, there were approximately 300 shareholders of record.

The Company has never declared or paid cash dividends on its Common Stock and anticipates that any earnings in the foreseeable future will be retained to finance the growth and development of its business. In addition, the Company's bank credit agreements prohibit the payment of cash dividends on its Common Stock.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

FISCAL YEAR                2001        2000        1999      1998       1997
                           ----        ----        ----      ----       ----

                                 (in thousands, except per share data)

Net sales                $65,365     $74,624     $73,414   $63,310    $51,519
Gross profit              21,686      23,054      25,779    21,960     14,475
Operating (loss) income     (418)      1,993       7,893     6,869      2,750
Income before income
  taxes                    2,307       1,589       7,442     5,810      1,647
Net income                 1,497         961       4,760     5,810      1,565
Earnings per share:
  Basic                      .32         .21        1.05      1.61        .56
  Diluted                    .32         .21        1.01      1.50        .52
Total assets              51,926      53,918      49,899    44,386     31,200
Long-term debt             3,498       7,090       5,799     7,002      8,344
Working capital           30,005      33,365      29,049    27,642     15,351
Property, plant and
  equipment (net)          8,139       8,502       8,053     7,137      3,492

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

RESULTS OF OPERATIONS
---------------------

Fiscal Year 2001 Compared with 2000
-----------------------------------

Net sales for 2001 decreased $9.2 million or 12% to $65.4 million compared with $74.6 million in 2000. Domestic sales decreased $10.1 million or 18% to $44.9 million principally as a result of a $7.6 million decline in indirect sales to the United States Postal Service (USPS) under a national supply contract. Indirect sales to the USPS decreased 33% to $15.2 million in 2001 compared with $22.8 million in 2000. In March 2001, the USPS announced an immediate freeze on all its capital spending due to a severe projected budget deficit. As a result, the Company has since experienced a material reduction in its USPS order rate. In addition, the USPS supply contract had expired on June 30, 2001 with no new contract being awarded. The Company has since been named as one of three pre-approved suppliers in the latest USPS published specification for video systems. International sales increased $.9 million or 5% to $20.5 million primarily as a result of increased sales in Europe. The backlog of unfilled orders was $6.3 million at September 30, 2001 compared with $8.4 million at September 30, 2000.

Gross profit margins for 2001 increased to 33.2% compared with 30.9% in 2000. The margin increase was principally attributable to the effects of a $1.3 million charge for warranty costs incurred in the prior year.

Operating expenses for 2001 were $22.1 million or 33.8% of net sales compared with $21.1 million or 28.2% of net sales in 2000. The increase in operating expenses included the write-down of certain foreign assets, certain severance and payroll related costs and costs incurred in the development of new product lines.

The Company incurred an operating loss of $418,000 for 2001 compared with operating income of $2.0 million for 2000 principally as a result of lower sales and increased operating expenses during 2001.

Interest expense decreased $318,000 to $498,000 for 2001 compared with $816,000 in 2000 principally as a result of the paydown of bank borrowings.

The Company realized a $3.0 million gain ($2.0 million net of tax effect) on the sale of its remaining equity interest in Chun Shin Electronics, Inc. (CSE), a South Korean company which, among other things, manufactures certain of the Company's proprietary products.

Income tax expense for 2001 was $810,000 compared with $628,000 in 2000.

As a result of the foregoing, net income increased to $1.5 million for 2001 compared with $961,000 for 2000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

RESULTS OF OPERATIONS
---------------------

Fiscal Year 2000 Compared with 1999
-----------------------------------

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------

Net cash provided by operating activities was $8.0 million for 2001 due primarily to a $5.7 million decrease in accounts receivable and a $1.6 million decrease in inventories. The accounts receivable decrease was due principally to lower comparable period sales and improved collections on sales to U.S. Postal Service contractors. Reported net income for the period of $1.5 million included a $2.0 million net of tax non-operating gain on the sale of securities. Net cash provided by investing activities was $2.5 million for 2001 due to the receipt of $3.3 million of proceeds from the sale of the Company's remaining equity interest in Chun Shin Electronics, Inc. Net cash used in financing activities was $2.9 million in 2001, which included the repayment of $1.5 million of borrowings under the Company's U.S. revolving credit agreement and $1.3 million of scheduled repayments of bank term and mortgage loans. As a result of the foregoing, cash increased by $7.7 million for 2001 after the effect of exchange rate changes on the cash position of the Company.

The Company has a $9.5 million unsecured revolving credit facility in the U.S. with a bank that expires in July 2002. Borrowings under this facility bear interest at the bank's prime rate minus 2% or, at the Company's option, LIBOR plus 90 basis points (4.00% and 4.42%, respectively, at September 30, 2001). At September 30, 2001, there were no outstanding borrowings under this facility. The agreement contains restrictive covenants which, among other things, require the Company to maintain certain levels of earnings and ratios of debt service coverage and debt to tangible net worth.

At September 30, 2001, the Company was not in compliance with certain of the financial covenants of the aforementioned loan and mortgage agreements. Subsequent to yearend, the Company received a waiver of such covenant violations from its bank. At the same time, the Company received and executed a firm commitment letter from the bank to amend its current unsecured revolving credit and term loan agreement to provide a $5 million secured revolving credit facility through July 2004. Borrowings under such facility would bear interest at the bank's prime rate or, at the Company's option, LIBOR plus 190 basis points. The amendment agreement, when executed, will grant the bank a security interest in all the assets of the Company and, among other things, will effectively modify the financial covenants contained in all existing agreements.

The Company also maintains a bank overdraft facility of 600,000 Pounds Sterling (approximately $882,000) in the U.K. to support local working capital requirements of Vicon Industries Limited. At September 30, 2001, there were no outstanding borrowings under this facility.

The Company believes that it has sufficient cash and funds available under its credit agreements to meet its anticipated operating, capital expenditures and debt service requirements for at least the next twelve months.

New Accounting Standards Not Yet Adopted
----------------------------------------

In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations and establishes criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized but, instead, tested for impairment at least annually in accordance with the provisions of the Statement. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

The Company adopted the provisions of SFAS No. 141 effective July 1, 2001, which had no effect on its financial position or results of operations. SFAS No. 142 will be effective for the Company beginning October 1, 2001, at which time the Company will be required to reassess the useful lives and residual values of its intangible assets acquired in purchase business combinations and make any necessary amortization adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of the Statement. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

Amortization expense related to goodwill was $193,543 and $200,659 for the years ended September 30, 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 142, the Company has not yet been able to assess the impact of adopting this statement on its financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which supersedes SFAS No. 121. SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill will be evaluated for impairment under SFAS No. 142, as discussed above. The Company is required to adopt SFAS No. 144 on October 1, 2003. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company's consolidated financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121.

Foreign Currency Activity
-------------------------

The  Company's  foreign  exchange   exposure  is  principally   limited  to  the
relationship of the U.S. dollar to the Japanese yen and the British pound sterling.

Japanese sourced products denominated in Japanese yen accounted for approximately 6% and 7% of product purchases in fiscal 2001 and 2000, respectively. The Company attempts to minimize its currency exposure on these purchases through the purchase of forward exchange contracts. The Company also attempts to reduce the impact of an unfavorable exchange rate condition through cost reductions from its suppliers and shifting product sourcing to suppliers transacting in more stable and favorable currencies.

Sales by the Company's U.K. based subsidiary to customers in Europe and the Middle East are made in Pounds Sterling or Euros. In fiscal 2001, approximately $7.1 million of products were sold by the Company to its U.K. based subsidiary for resale. Since the third quarter of fiscal 2000, the Pound and the Euro have significantly weakened against the U.S. dollar, thus increasing the cost of U.S. sourced product sold by this subsidiary. The Company attempts to minimize its currency exposure on intercompany sales through the purchase of forward exchange contracts.

On October 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, and the effect of adoption was not material. As of September 30, 2001, the Company had interest rate swaps and forward exchange contracts outstanding with notional amounts aggregating $4.1 million and $2.0 million, respectively, whose aggregate fair value was a liability of approximately $267,000.

In general, the Company seeks lower costs from suppliers and enters into forward exchange contracts to mitigate exchange rate exposures. However, there can be no assurance that such steps will be effective in limiting foreign currency exposure.

Market Risk Factors
-------------------

The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. The Company has a policy that prohibits the use of currency derivatives or other financial instruments for trading or speculative purposes.

The Company enters into forward exchange contracts to hedge certain foreign currency exposures and minimize the effect of such fluctuations on reported earnings and cash flow (see "Foreign Currency Activity", Note 1 "Derivative Instruments" and "Fair Value of Financial Instruments" to the accompanying financial statements). At September 30, 2001, the Company's foreign currency exchange risks included a $3.8 million intercompany accounts receivable balance due from the Company's U.K. based subsidiary and a nominal Japanese Yen denominated trade accounts payable liability due to inventory suppliers. Such assets and liabilities are short term and will be settled in fiscal 2002. The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant.

At September 30, 2001, a 10% strengthening or weakening of the U.S. dollar versus the British Pound would result in a $378,000 decrease or increase, respectively, in the intercompany accounts receivable balance. Such foreign currency exchange risk at September 30, 2001 has been substantially hedged by forward exchange contracts.

At September 30, 2001, the Company had $4.1 million of outstanding floating rate bank debt which was covered by interest rate swap agreements that effectively convert the foregoing floating rate debt to stated fixed rates (see "Note 6. Long-Term Debt" to the accompanying financial statements). Thus, the Company has substantially no net interest rate exposures on these instruments. However, the Company had approximately $1.1 million of floating rate bank debt that is subject to interest rate risk as it was not covered by interest rate swap agreements.

Inflation
---------

The impact of inflation on the Company has been minimal in recent years as the rate of inflation remains low. However, inflation continues to increase costs to the Company. As operating expenses and production costs increase, the Company seeks price increases to its customers to the extent permitted by market conditions.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
------------------------------------------------------------------------------
1995
----

Statements in this Report on Form 10-K and other statements made by the Company or its representatives that are not strictly historical facts including, without limitation, statements included herein under the captions "Results of Operations" and "Liquidity and Financial Condition" are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 that should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. The forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance and/or achievements of the Company to differ materially from any future results, performance or achievements, express or implied, by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, and that in light of the significant uncertainties inherent in forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company also assumes no obligation to publicly update or revise its forward-looking statements or to advise of changes in the assumptions and factors on which they are based.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

See Part IV, Item 14, for an index to consolidated financial statements and financial statement schedules.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------
None

                                    PART III
                                    --------

ITEM 10 - DIRECTORS AND OFFICERS OF THE REGISTRANT
--------------------------------------------------

The Directors and Officers of the Company are as follows:

           Name              Age                  Position
           ----              ---                  --------

      Kenneth M. Darby        55      Chairman of the Board, President and
                                            Chief Executive Officer
      John M. Badke           42      Vice President, Finance and Chief
                                         Financial Officer
      John L. Eckman          52      Vice President, Sales
      Peter A. Horn           46      Vice President, Operations
      Bret M. McGowan         36      Vice President, Marketing
      Yacov A. Pshtissky      50      Vice President, Technology and Development
      Milton F. Gidge         72      Director
      Peter F. Neumann        67      Director
      W. Gregory Robertson    57      Director
      Arthur D. Roche         63      Director
      Kazuyoshi Sudo          59      Director



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

John L. Eckman - Vice President, U.S. Sales. Mr. Eckman rejoined the Company in April 2001 as Vice President, U.S. Sales after serving as District General Manager with Honeywell from June 2000 to April 2001. From July 1996 to June 2000, he served as Vice President, U.S. Sales of the Company after joining the Company in August 1995 as Eastern Regional Manager. Prior to that time, he was Director of Field Operations for Cardkey Systems, Inc., an access control security products manufacturer with whom he was employed for 12 years.

Peter A. Horn - Vice President, Operations. Mr. Horn has been Vice President, Operations since June 1999. From 1995 to 1999, he was Vice President, Compliance and Quality Assurance. Prior to that time, he served as Vice President in various capacities since his promotion in May 1990.

Bret M. McGowan - Vice President, Marketing. Mr. McGowan was promoted to Vice President, Marketing in October 2001. Previously, he served as Director of Marketing since 1998 and as Marketing Manager since 1994. He joined the Company in 1993 as a Marketing Specialist.

Yacov A. Pshtissky - Vice President, Technology and Development. Mr. Pshtissky has been Vice President, Technology and Development since May 1990. Mr. Pshtissky was Director of electrical product development from March 1988 through April 1990.

Milton F. Gidge - Director. Mr. Gidge has been a director of the Company since 1987. He is a retired director and executive officer of Lincoln Savings Bank for which he served from 1976 to 1994 as Chairman, Credit Policy. He also served as a director of Interboro Mutual Indemnity Insurance Co., a general casualty insurance company, from 1980 to 2001 and as a director of Intervest Bancshares Corporation, a regional bank holding company, from 1988 to 2001. His current term on the Board ends in April 2004.

Peter F. Neumann - Director. Mr. Neumann has been a director of the Company since 1987. He is the retired President of Flynn-Neumann Agency, Inc., an insurance brokerage firm. Since 1978, Mr. Neumann has been serving as a director of Reliance Federal Savings Bank. Mr. Neumann's current term on the Board ends in April 2003.

W. Gregory Robertson - Director. Mr. Robertson has been a director of the Company since 1991. He is President of TM Capital Corporation, a financial services company which he founded in 1989. From 1985 to 1989, he was employed by Thomson McKinnon Securities, Inc. as head of investment banking and public finance. Mr. Robertson's current term on the Board ends in April 2004.

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

Kazuyoshi Sudo - Director. Mr. Sudo has been a director of the Company since 1987. Mr. Sudo is President and Chief Executive Officer of Toyo Management, Inc., a consulting firm which he founded in 2001. Previously, Mr. Sudo was Chief Executive Officer of CBC (America) Corp., a distributor of electronic, chemical and optical products, from 1996 to 2001 and a director of its parent company, CBC Co., Ltd. Mr. Sudo's current term on the Board ends in April 2003.

There are no family relationships between any director, executive officer, officer or person nominated or chosen by the Company to become a director or officer.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended September 30, 2001 and certain written representations, no person, who, at any time during the year ended September 30, 2001 was a director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the year ended September 30, 2001.

ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during 2001, 2000 and 1999 by the Chief Executive Officer and the Company's most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during any such year.


                                    SUMMARY COMPENSATION TABLE
                                    --------------------------

                                                                            Long-Term Compensation
                                                                     ----------------------------------
                                                                              Awards            Payouts
                                                                     -----------------------    -------
                                    Annual Compensation              Restricted   Securities
Name and                                              All Other        Stock      Underlying     LTIP
Principal Position  Year   Salary ($)   Bonus ($)    Compensation      Award      Options (#)    Payouts
------------------  ----   ----------  ----------    ------------    ----------   ------------   -------

Kenneth M. Darby    2001    $285,000   $ 75,000 (1)  $  3,000 (5)        -            -            -
 Chief Executive    2000     285,000     42,271 (1)     3,000 (5)      50,813 (6)     -            -
  Officer           1999     275,000    261,690 (4)     3,000 (5)     111,814 (6)     -            -

Henry B. Murray     2001    $184,615       -         $ 87,179 (7)        -            -            -
 Executive          2000     100,000     40,000 (2)       -              -            -            -
  Vice President    1999        -          -              -              -            -            -

Arthur D. Roche     2001        -          -              -              -            -            -
 Executive          2000      29,769      5,058 (3)       -              -            -            -
  Vice President    1999     180,000    140,910 (4)       -              -            -            -


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

(5)   Represents life insurance policy payment.

(6) Represents deferred compensation benefit of 8,130 and 16,565 shares of Common Stock awarded in 2000 and 1999, respectively, which are being held by the Company in Treasury and which vest upon the expiration of Mr. Darby's employment agreement in October 2004, or earlier upon certain occurrences including his death, involuntary termination or a change in control of the Company. The value of such stock is based on the fair market value on the date of grant. At September 30, 2001, the quoted market value of such shares approximated $28,000 and $56,000, respectively, for the 2000 and 1999 awards. No dividends can be paid on such shares.

(7) Represents lump-sum severance payout pursuant to Mr. Murray's separation from the Company effective August 31, 2001.

Stock Options
-------------

There were no options granted to the aforementioned executive officers during fiscal 2001.



               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                                                   At September 30, 2001
                                               -----------------------------
                                                 Number of
                                                 Securities     Value of
                                                 Underlying    Unexercised
                                                Unexercised   In-the-money
                                                 Options       Options (2)
                                               ------------- -------------
                     Shares
                    Acquired       Value        Exercisable/  Exercisable/
     Name          On Exercise  Realized (1)   Unexercisable Unexercisable
-----------------  -----------  ------------   ------------- -------------

Kenneth M. Darby       -0-          -0-         -0-/21,539     -0-/$4,577

Henry B. Murray        -0-          -0-         -0-/-0-        -0-/-0-


(1) Calculated based on the difference between the closing quoted market prices per share at the dates of exercise and the exercise prices.

(2) Calculated based on the difference between the closing quoted market price ($3.40) and the exercise price.

Employment Agreements
---------------------

Mr. Darby has entered into an employment agreement with the Company that provides for an annual salary of $310,000 through fiscal 2004. This agreement provides for payment in an amount up to three times his average annual compensation for the previous five years if there is a change in control of the Company without Board of Director approval (as defined in the agreement). In addition, Mr. Darby is eligible to receive a cash bonus based on certain performance measures, including the Company's profitability, which was adopted by the Board of Directors upon the recommendation of its Compensation Committee.

Directors' Compensation and Term
--------------------------------

Non-employee directors are compensated at an annual rate of $16,000 for regular meetings and, for committee membership, receive $1,000 per meeting attended in person or by teleconference. Employee directors are not compensated for Board or committee meetings. Directors may not stand for reelection after age 70, except that any director may serve one additional three-year term after age 70 with the unanimous consent of the Board of Directors.

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

                       Board Compensation Committee Report
                       -----------------------------------

The Compensation Committee's compensation policies applicable to the Company's officers for 2001 were to pay a competitive market price for the services of such officers, taking into account the overall performance and financial capabilities of the Company and the officer's individual level of performance.

Mr. Darby makes recommendations to the Compensation Committee as to the base salary and incentive compensation of all officers other than himself. The Committee reviews these recommendations with Mr. Darby and, after such review, determines compensation. In the case of Mr. Darby, the Compensation Committee makes its determination after direct negotiation with him. For each officer, the committee's determinations are based on its conclusions concerning each officer's performance and comparable compensation levels in the security industry and the Long Island area for similarly situated officers at comparable companies. The overall level of performance of the Company is taken into account but is not specifically related to the base salary of these officers. Also, the Company has established an incentive compensation plan for all of the officers, which provides a specified bonus to each officer upon the Company's achievement of certain annual sales and profitability targets and strategic initiatives.

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

This graph compares the return of $100 invested in the Company's stock on October 1, 1996, with the return on the same investment in the AMEX U.S. Market Index and the AMEX Technology Index.









(The following table was represented by a chart in the printed material)



                       Vicon                AMEX U.S.       Amex Technology
Date               Industries, Inc.       Market Index            Index
----               ----------------       ------------       ---------------

10/01/96                100                    100                 100
10/01/97                335                    126                 110
10/01/98                285                    118                 133
10/01/99                280                    152                 225
10/01/00                130                    188                 264
10/01/01                136                    137                 214

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The following sets forth information as to each person, known to the Company to be a "beneficial owner" (as defined in regulations of the Securities and Exchange Commission) of more than five percent of the Company's Common Stock outstanding as of December 15, 2001 and the shares beneficially owned by the Company's Executive Officers and Directors and by all Executive Officers and Directors as a group.

   Name and Address                   Number of Shares
   of Beneficial Owner                Beneficially Owned (1)       % of Class
   -------------------                ----------------------       ----------
   CBC Co., Ltd.
    and affiliates
   2-15-13 Tsukishima
   Chuo-ku
   Tokyo, Japan 104                        543,715                     11.5%

   Dimensional Fund Advisors
   1299 Ocean Avenue
   Santa Monica, CA 90401                  320,600 (7)                  6.8%

   Chu S. Chun
   C/O I.I.I. Companies, Inc.
   915 Hartford Turnpike
   Shrewsbury, MA 01545                    299,457 (2)                  6.3%
******************************************************************************
   C/O Vicon Industries, Inc.

   Kenneth M. Darby                        250,092                      5.3%
   Arthur D. Roche                         146,601 (3)                  3.1%
   W. Gregory Robertson                     20,972 (4)                    *
   Kazuyoshi Sudo                           18,772 (4)                    *
   Milton F. Gidge                          18,772 (4)                    *
   Peter F. Neumann                         17,072 (5)                    *

 Total all Executive Officers and
   Directors as a group (6 persons)        472,281 (6)                 10.0%

 * Less than 1%.

(1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment control over the shares of stock owned.
(2) Mr. Chun has voting and dispositive control over 299,457 shares but disclaims beneficial ownership as to all but 48,400 shares. 195,657 shares are owned by the International Industries, Inc. Profit Sharing
      Plan and 103,800 shares are owned by Mr. Chun and immediate family members.
(3) Includes 50,000 shares held by Mr. Roche's wife, 15,000 shares held by their children and currently exercisable options to purchase 1,947 shares.
(4)   Includes currently exercisable options to purchase 9,072 shares.
(5)   Includes currently exercisable options to purchase 8,197 shares.
(6)   Includes currently exercisable options to purchase 91,244 shares.
(7) Dimensional Fund Advisors had voting and investment control over 320,600 shares as investment advisor and manager for various mutual funds and other clients. These shares are beneficially owned by such mutual funds or other clients.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The Company and CBC Company, Ltd.(CBC), a Japanese corporation which beneficially owns 11.5% of the outstanding shares of the Company, have been conducting business with each other for approximately twenty-two years. During this period, CBC has served as a lender, a product supplier and sourcing agent, and a private label reseller of the Company's products. CBC has also acted as the Company's sourcing agent for the purchase of certain video products. In fiscal 2001, the Company purchased approximately $3.5 million of products and components from or through CBC. CBC has the exclusive right to sell Vicon brand products in Japan and competes with the Company in various markets, principally in the sale of video products and systems. Sales of all products to CBC were $303,000 in 2001. Kazuyoshi Sudo is a director of the Company and former director of CBC and Chief Executive Officer of CBC (America) Corp., a U.S. subsidiary of CBC.

Mr. Chu S. Chun, who has beneficial voting control over 6.3% of the Common Stock of the Company, also beneficially owns a minority interest in Chun Shin Electronics, Inc., (CSE), a South Korean public company that manufactures certain of the Company's proprietary products. CSE also sells various security products, including the Company's products, principally within the South Korean market. In 2001, CSE sold approximately $4.1 million of products to the Company through International Industries, Inc. (I.I.I.), a U.S. based company controlled by Mr. Chun. I.I.I. arranges the importation of all the Company's product purchases from CSE. In addition, I.I.I. purchased approximately $276,000 of products directly from the Company during 2001 for resale to CSE. -

                                     PART IV
                                     -------


ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND
----------------------------------------------------------------------------
          REPORTS ON FORM 8-K
          -------------------

(a) (1)  Financial Statements
         --------------------

         Included in Part IV, Item 14:

         Independent Auditors' Report

         Financial Statements:

            Consolidated Statements of Operations, fiscal years ended September 30, 2001, 2000, and 1999

            Consolidated Balance Sheets at September 30, 2001 and 2000

            Consolidated Statements of Shareholders' Equity, fiscal years ended September 30, 2001, 2000, and 1999

            Consolidated Statements of Cash Flows, fiscal years ended September 30, 2001, 2000, and 1999

            Notes to Consolidated Financial Statements, fiscal years ended September 30, 2001, 2000, and 1999

(a) (2)  Financial Statement Schedule
         ----------------------------

         Included in Part IV, Item 14:

         Schedule II - Valuation and Qualifying Accounts for the years ended September 30, 2001, 2000, and 1999

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

   4        Instruments defining the rights of
            security holders

            (.1) Rights Agreement dated December
                 4, 2001 between the Registrant and
                 Computershare Investor Services     4.1

  10        Material Contracts

            (.1) Employment Contract dated           Incorporated by reference
                 October 1, 1999 between the         to the 1999 Annual Report
                 Registrant and Kenneth M. Darby     on Form 10-K

            (.2) Employment Contract dated April
                 1, 2001 between Registrant
                 and John M. Badke                   10.2

            (.3) Employment Agreement dated October
                 1, 2001 between Registrant and
                 Peter Horn                          10.3

            (.4) Employment Agreement dated October
                 1, 2000 between the Registrant and
                 Yacov Pshtissky                     10.4

            (.5) Employment Agreement dated April
                 1, 2001 between Registrant and
                 John L. Eckman                      10.5

            (.6) Employment Agreement dated October
                 1, 2001 between the Registrant and
                 Yigal Abiri                         10.6

            (.7) Deferred Compensation Agreement     Incorporated by reference
                 dated November 1, 1986 between the  to the 1992 Annual Report
                 Registrant and Donald N. Horn       on Form 10-K

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

           (.13) Loan Agreement between the          Incorporated by
                 Registrant and The Dime Savings     reference to the
                 Bank of New York, FSB dated         December 31, 1997
                 January 29, 1998                    filing on Form 10-Q

           (.14) Mortgage Note between the           Incorporated by
                 Registrant and The Dime Savings     reference to the
                 Bank of New York, FSB dated         December 31, 1997
                 January 29, 1998                    filing on Form 10-Q

           (.15) Term Loan Note between the          Incorporated by
                 Registrant and The Dime Savings     reference to the
                 Bank of New York, FSB dated         December 31, 1997
                 January 29, 1998                    filing on Form 10-Q

           (.16) Mortgage and Security Agreement     Incorporated by
                 in the amount of $2,512,000 between reference to the the Registrant and The Dime Savings December 31, 1997
                 Bank of New York, FSB dated         filing on Form 10-Q
                 January 29, 1998

                                                      Exhibit Number or
Exhibit                                               Incorporation by
Numbers     Description                               Reference to
-------     -----------                               ------------
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

           (.22) Advice of borrowing terms            Incorporated by
                 between the Registrant and           reference to the
                 National Westminster Bank PLC        March 31, 2001 filing
                 dated March 13, 2001                 on Form 10-Q

           (.23) Credit Agreement between the         Incorporated by
                 Registrant and The Dime Savings      reference to the
                 Bank of New York, FSB dated          June 30, 1998 filing
                 July 20, 1998                        on Form 10-Q

           (.24) Swap transaction confirmation with   Incorporated by
                 a notional amount of $4,425,000      reference to the
                 between the Registrant and KeyBank   1998 Annual Report
                 National Association dated           on Form 10-K
                 September 9, 1998

           (.25) Stock purchase agreement between     Incorporated by reference
                 the Registrant and Isaac Gershoni    to the 1999 Annual Report
                 dated August 12, 1999                on Form 10-K

                                                      Exhibit Number or
Exhibit                                               Incorporation by
Numbers     Description                               Reference to
-------     -----------                               ----------------

           (.26) Escrow agreement among the           Incorporated by reference
                 Registrant, Isaac Gershoni and       to the 1999 Annual Report
                 European American Bank dated         on Form 10-K
                 August 12, 1999

           (.27) Loan Agreement between the           Incorporated by reference
                 Registrant and The Dime Savings      to the 1999 Annual Report
                 Bank of New York, FSB dated          on Form 10-K
                 October 12, 1999

           (.28) Mortgage Note between the            Incorporated by reference
                 Registrant and The Dime Savings      to the 1999 Annual Report
                 Bank of New York, FSB dated          on Form 10-K
                 October 12, 1999

           (.29) Mortgage and Security Agreement      Incorporated by reference
                 in the amount of $1,200,000 between to the 1999 Annual Report the Registrant and The Dime Savings on Form 10-K
                 Bank of New York, FSB dated
                 October 12, 1999

           (.30) 1999 Incentive Stock Option Plan     Incorporated by reference
                                                      to the 1999 Annual Report
                                                      on Form 10-K

           (.31) 1999 Non-Qualified Stock Option      Incorporated by reference
                                                      to the 1999 Annual Report
                                                      on Form 10-K

21          Subsidiaries of the Registrant            Incorporated by
                                                      reference to the Notes
                                                      to the Consolidated
                                                      Financial Statements

23          Independent Auditors' Consent             23

No other exhibits are required to be filed.


14(b) - REPORTS ON FORM 8-K
---------------------------

No reports on Form 8-K were required to be filed during the last quarter of the period covered by this report.

Other Matters - Form S-8 and S-2 Undertaking
--------------------------------------------

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-7892 (filed June 30, 1986), 33-34349 (filed April 1, 1990), 33-90038 (filed February
24, 1995), 333-30097 (filed June 26, 1997) and 333-71410 (filed October 11,
2001) and on Form S-2 No. 333-46841 (effective May 1, 1998):

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

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors and Shareholders
Vicon Industries, Inc.:

We have audited the consolidated financial statements of Vicon Industries, Inc. and subsidiaries (the "Company") as listed in Part IV, item 14(a)(1). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Part IV, item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vicon Industries, Inc. and subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                     KPMG LLP


Melville, New York
December 3, 2001, except as to
   note 6, which is as of
   December 31, 2001

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS Fiscal Years
                     Ended September 30, 2001, 2000 and 1999



                                          2001           2000           1999
                                          ----           ----           ----


Net sales                             $65,364,558    $74,624,065    $73,414,046
Cost of sales                          43,678,775     51,570,001     47,634,962
                                      ------------   ------------   ------------
    Gross profit                       21,685,783     23,054,064     25,779,084


Operating expenses:
 Selling expense                       13,025,115     13,117,039     11,159,633
 General and administrative expense     4,973,816      4,190,856      3,966,892
 Engineering and development expense    4,105,282      3,753,653      2,759,907
                                      ------------   ------------   ------------
                                       22,104,213     21,061,548     17,886,432
                                      ------------   ------------   ------------

    Operating (loss) income              (418,430)     1,992,516      7,892,652

Other expense (income):
 Interest expense                         497,597        816,017        591,826
 Gain on sale of securities            (3,022,579)      (315,955)         -
 Interest and other income               (200,596)       (96,751)      (141,003)
                                      ------------   ------------   ------------
   Income before income taxes           2,307,148      1,589,205      7,441,829
Income tax expense                        810,000        628,000      2,681,628
                                      ------------   ------------   ------------

    Net income                        $ 1,497,148    $   961,205    $ 4,760,201
                                      ============   ============   ============


Earnings per share:

  Basic                                    $ .32          $ .21          $1.05
                                           =====          =====          =====

  Diluted                                  $ .32          $ .21          $1.01
                                           =====          =====          =====


See accompanying notes to consolidated financial statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 2001 and 2000

ASSETS                                                 2001             2000
------                                                 ----             ----
Current Assets:
  Cash and cash equivalents                        $ 9,795,148       $2,115,118
  Marketable securities                                  -            2,775,196
  Accounts receivable (less allowance of
   $1,115,000 in 2001 and $1,063,000 in 2000)       11,438,334       17,101,618
  Inventories:
    Parts, components, and materials                 2,518,782        3,011,071
    Work-in-process                                  2,777,211        3,285,213
    Finished products                               11,800,197       12,364,719
                                                   -----------      -----------
                                                    17,096,190       18,661,003
  Deferred income taxes                              1,420,372          955,003
  Prepaid expenses                                     566,861          896,923
                                                   -----------      -----------
                 Total current assets               40,316,905       42,504,861
Property, plant and equipment:
   Land                                              1,161,948        1,160,098
   Buildings and improvements                        5,394,076        5,380,387
   Machinery, equipment, and vehicles                9,815,829        9,256,266
                                                   -----------      -----------
                                                    16,371,853       15,796,751
   Less accumulated depreciation and amortization    8,232,536        7,295,079
                                                   -----------      -----------
                                                     8,139,317        8,501,672
Goodwill, net of accumulated amortization            1,571,058        1,639,678
Deferred income taxes                                1,366,625          805,087
Other assets                                           531,660          466,590
                                                   -----------      -----------
                                                   $51,925,565      $53,917,888
                                                   ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Borrowings under revolving credit agreement      $     -          $   129,424
  Current maturities of long-term debt               2,144,727        1,311,386
  Accounts payable                                   2,375,825        2,939,936
  Accrued compensation and employee benefits         1,789,401        1,895,766
  Accrued expenses                                   2,227,825        1,713,316
  Unearned service revenue                           1,294,576          835,045
  Income taxes payable                                 479,361          315,481
                                                   -----------      -----------
                 Total current liabilities          10,311,715        9,140,354

Long-term debt                                       3,498,099        7,090,253
Unearned service revenue                             2,334,348        2,011,123
Other long-term liabilities                            883,356          677,775
Commitments and contingencies - Note 11
Shareholders' equity
  Common stock, par value $.01 per share
    authorized - 10,000,000 shares
    issued 4,756,532 and 4,710,635 shares               47,565           47,106
  Capital in excess of par value                    21,542,541       21,444,638
  Retained earnings                                 14,309,442       12,812,294
                                                   -----------      -----------
                                                    35,899,548       34,304,038
  Treasury stock at cost, 118,249 shares
    in 2001 and 85,561 shares in 2000                 (633,422)        (555,097)
  Accumulated other comprehensive income              (368,079)       1,249,442
                                                   -----------      ------------
                Total shareholders' equity          34,898,047       34,998,383
                                                   -----------      -----------
                                                   $51,925,565      $53,917,888
                                                   ===========      ===========

  See accompanying notes to consolidated financial statements


                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              Fiscal Years Ended September 30, 2001, 2000, and 1999


                                                                                      Accumulated   Total
                                                  Capital in                          other         share-
                                        Common    excess of    Retained     Treasury  comprehensive holders'
                              Shares    Stock     par value    earnings      Stock    income        equity
                              ------   -------   -----------  ----------   ---------  ------------  ---------

Balance September 30, 1998   4,534,710  $45,347  $20,947,515  $7,090,888   $(409,687) $  162,241    $27,836,304

Comprehensive income:
  Net income                   --          --        --        4,760,201        --         --         4,760,201
  Foreign currency
    translation adjustment     --          --        --            --           --      (146,457)      (146,457)
Total comprehensive income     --          --        --            --           --          --        4,613,744
Exercise of stock options     120,050     1,200      270,036       --        (99,058)       --          172,178
Tax benefit from exercise
  of stock options             --          --        126,125       --           --          --          126,125
                             ---------   ------   ----------   ----------    ---------    ------     ----------
Balance September 30, 1999   4,654,760   46,547   21,343,676   11,851,089    (508,745)    15,784     32,748,351

Comprehensive income:
  Net income                    --          --        --          961,205       --          --          961,205
  Foreign currency
    translation adjustment      --          --        --             --         --      (321,304)      (321,304)
  Unrealized gain on
    securities                  --          --        --             --         --     1,554,962      1,554,962
Total comprehensive income      --          --        --             --         --         --         2,194,863
Exercise of stock options       55,875      559      100,962         --       (46,352)     --            55,169
                             ---------   ------   ----------   ----------    ---------    ------     ----------
Balance September 30, 2000   4,710,635   47,106   21,444,638   12,812,294    (555,097) 1,249,442     34,998,383

Comprehensive income:
  Net income                    --          --        --        1,497,148       --         --         1,497,148
  Foreign currency
    translation adjustment      --          --        --             --         --       113,344        113,344
  Reclassification adjustment
    for gains on securities
    included in net income      --          --        --             --         --    (1,554,962)    (1,554,962)
  Unrealized loss on
    derivatives                                                                         (175,903)      (175,903)
  Total comprehensive income    --          --        --             --         --         --          (120,373)
Repurchases of common stock     --          --        --             --       (30,966)     --           (30,966)
Exercise of stock options       45,897       459      83,077         --       (47,359)     --            36,177
Tax benefit from exercise
  of stock options              --           --       14,826         --         --         --            14,826
                             ---------  -------  -----------  -----------  -----------  ---------    ------------
Balance September 30, 2001   4,756,532  $47,565  $21,542,541  $14,309,442  $ (633,422)  $(368,079)   $ 34,898,047
                             =========  =======  ===========  ===========  ===========  ==========   ============


                   See accompanying notes to consolidated financial statements.

                             VICON INDUSTRIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Fiscal Years Ended September 30, 2001, 2000 and 1999

                                                     2001           2000           1999
                                                     ----           ----           ----
Cash flows from operating activities:
 Net income                                      $ 1,497,148    $   961,205    $4,760,201
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                   1,062,167      1,019,441        877,698
   Goodwill amortization                             193,543        200,659         36,279
   Deferred income taxes                              16,710     (1,145,081)      (371,300)
   Gain on sale of securities                     (3,022,579)      (315,955)          -
Change in assets and liabilities:
  Accounts receivable                              5,703,378     (3,667,310)      (403,392)
  Inventories                                      1,594,450      2,495,615     (3,668,388)
  Prepaid expenses                                   331,955       (283,892)      (301,590)
  Other assets                                       (65,070)       (57,594)      (108,383)
  Accounts payable                                  (566,837)    (1,060,362)       399,202
  Accrued compensation and employee benefits        (107,988)      (324,918)       166,317
  Accrued expenses                                   509,229         (6,536)       414,896
  Unearned service revenue                           782,756      1,982,288        863,880
  Income taxes payable                               157,723        147,195       (482,201)
  Other liabilities                                  (60,939)       (50,509)        60,976
                                                 -----------    -----------    ------------

      Net cash provided by (used in)
         operating activities                      8,025,646       (105,754)     2,244,195
                                                 -----------    -----------    ------------


Cash flows from investing activities:
    Capital expenditures                            (689,427)    (1,640,802)    (1,747,030)
    Proceeds from sale of securities               3,289,813        347,473           -
    Acquisition, net of cash acquired               (124,923)          -        (2,064,857)
                                                 -----------    -----------    -----------
        Net cash provided by (used in)
          investing activities                     2,475,463     (1,293,329)    (3,811,887)
                                                 -----------    -----------    -----------

Cash flows from financing activities:
    Repayments of U.S. term loan                    (900,000)      (900,000)      (900,000)
    Proceeds from exercise of stock options           51,004         75,518        172,179
    Increase (decrease) in borrowings under
      short-term revolving credit agreement         (127,655)      (216,072)      (238,003)
    Repayments of long-term debt                    (360,605)      (342,274)      (275,016)
    Borrowings under mortgage loans                     -         1,200,000           -
    Increase (decrease) in borrowings under
      U.S. bank credit agreement                  (1,500,000)     1,500,000           -
    Repurchases of common stock                      (30,966)          -              -
                                                 -----------    -----------    ------------
        Net cash (used in) provided by
          financing activities                    (2,868,222)     1,317,172     (1,240,840)
                                                 -----------    -----------    -----------

Effect of exchange rate changes on cash               47,143        198,262        (47,258)
                                                 -----------    -----------    -----------
Net increase (decrease) in cash                    7,680,030        116,351     (2,855,790)
Cash at beginning of year                          2,115,118      1,998,767      4,854,557
                                                 -----------    -----------    -----------
Cash at end of year                              $ 9,795,148    $ 2,115,118    $ 1,998,767
                                                 ===========    ===========    ===========

 Cash paid during the fiscal year for:
   Income taxes                                  $   435,566    $ 1,673,100    $3,517,498
   Interest                                      $   512,354    $   717,355    $  608,673


See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years ended September 30, 2001, 2000, and 1999

NOTE 1.  Summary of Significant Accounting Policies
---------------------------------------------------

Nature of Business
------------------
The Company designs, manufactures, assembles and markets video systems and system components for use in security, surveillance, safety and control purposes by end users. The Company markets its products worldwide directly to installing dealers, systems integrators, government entities and distributors.

Basis of Presentation
---------------------
The accompanying consolidated financial statements include the accounts of Vicon Industries, Inc. (the Company) and its wholly owned subsidiaries: Vicon Industries, Limited, TeleSite U.S.A., Inc. and subsidiary (Q.S.R. Ltd.), and Vicon Industries Foreign Sales Corp.; and its majority owned (60%) subsidiary, Vicon Industries (H.K.) Ltd., after elimination of intercompany accounts and transactions.

Revenue Recognition
-------------------
Revenues from product sales are recognized when products are sold and title is passed to a third party, generally at the time of shipment. Advance service billings under a national supply contract with one customer are deferred and recognized as revenues on a pro rata basis over the term of the service agreement.

Cash and Cash Equivalents
-------------------------
Cash and cash equivalents include cash on deposit and amounts invested in highly liquid money market funds.

Marketable Securities
---------------------
Marketable securities at September 30, 2000 consisted of an equity investment in Chun Shin Electronics, Inc. (see Note 3), which was classified as available-for-sale under SFAS No. 115 and recorded at fair value. Unrealized market value gains and losses on these securities, net of the related tax effect, were excluded from earnings and reported as a component of shareholders' equity in accumulated other comprehensive income until realized. Realized gains from the sale of available-for-sale securities were determined on a specific identification basis.

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

The Company reviews its long-lived assets (property, plant and equipment and goodwill arising from purchase business combinations) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

Goodwill
--------
Goodwill represents the excess of purchase price over the fair value assigned to net assets acquired and is being amortized on a straight-line basis over 10 years. Accumulated amortization amounted to $435,870 and $242,327 at September 30, 2001 and 2000, respectively.

Engineering and Development
---------------------------
Product engineering and development costs are charged to expense as incurred, and amounted to approximately $4,100,000, $3,800,000 and $2,800,000 in fiscal 2001, 2000, and 1999, respectively.

Earnings Per Share
------------------
The Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" requires companies to present basic and diluted earnings per share (EPS). Basic EPS is computed based on the weighted average number of common shares outstanding. Diluted EPS reflects the maximum dilution that would have resulted from the exercise of stock options, warrants and incremental shares issuable under a deferred compensation agreement (see Note 10).

Foreign Currency Translation
----------------------------
The Company translates the financial statements of its foreign subsidiaries by applying the current rate method under which assets and liabilities are translated at the exchange rate on the balance sheet date, while revenues, costs, and expenses are translated at the average exchange rate for the reporting period. The resulting cumulative translation adjustment of $(192,000) and $(306,000) at September 30, 2001 and 2000, respectively, is recorded as a component of shareholders' equity in accumulated other comprehensive income.

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

Derivative Instruments
----------------------
On October 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, and the effect of adoption was not material. This statement establishes accounting and reporting standards for derivative instruments as either assets or liabilities in the statement of financial position based on their fair values. Changes in the fair values are required to be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For derivatives designated as effective cash flow hedges, changes in fair values are recognized in other comprehensive income. Changes in fair values related to fair value hedges as well as the ineffective portion of cash flow hedges are recognized in earnings.

The Company does not use derivative instruments for speculative or trading purposes. Derivative instruments are primarily used to manage exposures related to (i) transactions denominated in Japanese Yen, (ii) transactions with the Company's U.K. subsidiary, and (iii) interest rate risk on certain variable rate indebtedness. To accomplish this, the Company uses certain contracts, primarily foreign currency forward contracts ("forwards") and interest rate swaps, which minimize cash flow risks from changes in foreign currency exchange rates and interest rates, respectively. These derivatives have been designated as cash flow hedges for accounting purposes.

As of September 30, 2001, the Company had interest rate swaps and forwards outstanding with notional amounts aggregating $4.1 million and $2.0 million, respectively, whose aggregate fair value was a liability of approximately $267,000. The change in the fair value of these derivatives for the year ended September 30, 2001, is reflected in other comprehensive income in the accompanying statement of shareholders' equity, net of tax. The forwards have maturities of less than one year and require the Company to exchange currencies at specified dates and rates. The interest rate swaps mature in the same amounts and over the same periods as the related debt. The Company considers the credit risk related to the interest rate swaps and the forwards to be low because such instruments are entered into only with financial institutions having high credit ratings and are generally settled on a net basis.

Fair Value of Financial Instruments
-----------------------------------
SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value of certain financial instruments. The carrying amounts for trade accounts and other receivables, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments. The carrying amounts of the Company's long-term debt instruments approximate fair value. The aggregate original carrying amounts of the Company's interest rate swap agreements exceeded their fair market values by approximately $216,000 at September 30, 2001. This value represents the estimated amount the Company would need to pay if such agreements were terminated before maturity, principally resulting from market interest rate decreases. The fair value of forward exchange contracts is estimated by obtaining quoted market prices. The contracted exchange rates on committed forward exchange contracts exceeded the market rates for similar term contracts by approximately $51,000 at September 30, 2001 (see Note 11).

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Accounting for Stock-Based Compensation
---------------------------------------
The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for its employee stock options. Under APB No. 25, compensation expense would be recorded if, on the date of grant, the market price of the underlying stock exceeded its exercise price. As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), the Company has retained the accounting prescribed by APB No. 25 and presents the SFAS No. 123 information in the notes to its consolidated financial statements.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, provisions for doubtful accounts receivable, net realizable value of inventory and assessments of the recoverability of the Company's deferred tax assets. Actual results could differ from those estimates.

Reclassification
----------------
Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2.  Business Acquisition
-----------------------------

In August 1999, the Company acquired all of the outstanding shares of TeleSite U.S.A., Inc., a manufacturer and distributor of remote video surveillance systems, for $2.3 million. The acquisition has been accounted for as a purchase, and the results of the operations of the acquired business have been included in the consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired of approximately $2.0 million has been recorded as goodwill and is being amortized on a straight-line basis over 10 years.

Assuming this acquisition had occurred on October 1, 1998, consolidated net sales would have been approximately $75.9 million for 1999. Consolidated pro forma net income and earnings per share would not have been materially different from the reported amounts for 1999. Such unaudited pro forma amounts are not indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of fiscal 1999.


NOTE 3.  Marketable Securities
------------------------------

At September 30, 2000, the Company had a 19% ownership interest in Chun Shin Electronics, Inc. (CSE), a South Korean company which, among other things, manufactures certain of the Company's proprietary products. In July 2000, CSE completed an initial public offering of approximately 1.4 million shares of its stock in South Korea, at which time the Company's ownership interest was reduced to approximately 21% from 34% at September 30, 1999. At September 30, 2000, the Company recorded an unrealized gain on these securities of $2.5 million ($1.6 million net of tax effect) based upon a $2.8 million fair market value and $267,000 cost basis. Realized gains from the sale of these securities were approximately $3,023,000 and $316,000 in fiscal years 2001 and 2000, respectively. Prior to CSE's public offering, the Company recognized this investment on the cost method of accounting.


NOTE 4.  Short-Term Borrowings
------------------------------

Borrowings under the Company's short-term revolving credit agreement represent borrowings by the Company's U.K. based subsidiary under a bank overdraft facility. Such credit agreement provides for maximum borrowings of 600,000 pounds ($882,000) and is secured by all the assets of the subsidiary. Maximum borrowings during 2001 and 2000 amounted to approximately $618,000 and $1,018,000, respectively. The weighted-average interest rate on borrowings during these years was 5.30% in 2001 and 7.81% in 2000.


NOTE 5.  Income Taxes
---------------------

The components of income tax expense for the fiscal years indicated are as follows:

                           2001             2000             1999
                           ----             ----             ----

      Federal        $     396,000      $   368,000     $  2,392,000
      State                (19,000)          40,000          200,000
      Foreign              433,000          220,000           90,000
                     -------------      -----------     ------------
                     $     810,000      $   628,000     $  2,682,000
                     =============      ===========     ============

A reconciliation of the U.S. statutory tax rate to the Company's effective tax rate follows:


                                2001                 2000                 1999
                                ----                 ----                 ----

                          Amount   Percent      Amount  Percent      Amount  Percent
                          ------   -------      ------  -------      ------  -------

U.S. statutory tax     $   784,000   34.0%   $  540,000   34.0%   $2,530,000   34.0%
State tax,net of
  federal benefit            -         -         26,000    1.6       132,000    1.8
Goodwill amortization       65,000    2.8        68,000    4.3        12,000    0.1
Other                      (39,000)  (1.7)       (6,000)  (0.4)        8,000    0.1
                       -----------  ------   ----------  ------   ----------  ------
   Effective Tax Rate  $   810,000   35.1%   $  628,000   39.5%   $2,682,000   36.0%
                       ===========  ======   ==========  ======   ==========  ======


The tax effects of temporary differences that give rise to deferred tax assets and liabilities at September 30, 2001 and 2000 are presented below:

                                                     2001             2000
                                                     ----             ----

Deferred tax assets:
  Inventory reserves                              $  980,000       $1,499,000
  Deferred compensation accruals                     149,000          156,000
  Allowance for doubtful
    accounts receivable                              357,000          339,000
  Unearned service revenue                         1,009,000          639,000
  Unrealized loss on derivatives                      91,000             -
  Other                                              333,000          150,000
                                                  ----------       ----------
    Total deferred tax assets                      2,919,000        2,783,000

Deferred tax liabilities:
  Unrealized gain on securities                         -             953,000
  Cash surrender value of officers'
    life insurance                                    80,000           30,000
  Other                                               52,000           40,000
                                                  ----------      -----------
   Total deferred tax liabilities                    132,000        1,023,000
                                                  ----------      -----------
Net deferred tax assets and liabilities           $2,787,000      $ 1,760,000
                                                  ----------      ------------

Pretax domestic income amounted to approximately $1,383,000, $1,079,000 and $7,385,000 in fiscal years 2001, 2000 and 1999, respectively. Pretax foreign income amounted to approximately $924,000, $510,000 and $57,000 in fiscal years 2001, 2000 and 1999, respectively.

NOTE 6.  Long-Term Debt
-----------------------

Long-term debt is comprised of the following at September 30, 2001 and 2000:

                                                 2001               2000
                                                 ----               ----

  U.S. bank credit agreement                  $    -             $1,500,000
  U.S. bank term loan                          1,725,000          2,625,000
  U.S. bank mortgage loans                     3,393,462          3,650,128
  U.K. bank term loan                            410,373            480,582
  Other                                          113,991            145,929
                                              ----------         -----------
                                               5,642,826          8,401,639
  Less installments due within one year        2,144,727          1,311,386
                                              ----------         ----------

                                              $3,498,099         $7,090,253
                                              ==========         ==========


In July 1998, the Company entered into a $14 million unsecured revolving credit and term loan agreement with a bank that includes a $9.5 million revolving credit facility which expires in July 2002. Borrowings under this facility bear interest at the bank's prime rate minus 2% (4.00% and 7.50% at September 30, 2001 and 2000, respectively) or, at the Company's option, LIBOR plus 90 basis points (4.42% and 7.52% at September 30, 2001 and 2000, respectively). At September 30, 2001, there were no outstanding borrowings under this facility. At September 30, 2000, outstanding borrowings under this facility were $1.5 million.

The agreement also provided for a $4.5 million five-year term loan payable in equal monthly installments through July 2003, with interest at LIBOR plus 100 basis points. The agreement contains restrictive covenants that, among other things, require the Company to maintain certain levels of earnings and ratios of debt service coverage and debt to tangible net worth. In September 1998, the Company entered into an interest rate swap agreement with the same bank at the time to effectively convert the foregoing floating rate long-term loan to a fixed rate loan. Subsequently, such bank sold its local operations, including the Company's loans, to another bank while retaining the Company's interest rate swap agreement. This agreement effectively fixes the Company's interest rate on its $4.5 million term loan at 6.74%. The interest rate swap agreement matures in the same amounts and over the same periods as the related term loan.

In January 1998, the Company entered into an aggregate $2.9 million mortgage and term loan agreement with a bank to finance the purchase of its principal operating facility. Such agreement includes a $2,512,000 ten-year mortgage loan payable in monthly installments through January 2008, with a $1,188,000 payment due at the end of the term. The agreement also provides a $388,000 five-year term loan payable in monthly installments through January 2003, with a $138,500 payment due at the end of the term. Both loans bear interest at the bank's prime rate minus 1.35%. The loans are secured by a first mortgage on the property and fixtures and contain restrictive covenants that, among other things, require the Company to maintain certain levels of earnings and ratios of debt service coverage and debt to tangible net worth. At the same time, the Company entered into interest rate swap agreements with the same bank at the time to effectively convert the foregoing floating rate long-term loans to fixed rate loans. Subsequently, such bank sold its local operations, including the Company's loans, to another bank while retaining the Company's interest rate swap agreements. These agreements effectively fix the Company's interest rate on its $2,512,000 mortgage loan at 7.79% and its $388,000 term loan at 7.7%. The interest rate swap agreements mature in the same amounts and over the same periods as the related mortgage and term loans.

In October 1999, the Company entered into a $1.2 million mortgage loan agreement with its bank to finance the expansion of its principal operating facility. The loan is payable in equal monthly principal installments through January 2008, with a $460,000 payment due at the end of the term. The loan bears interest at the bank's prime rate minus 160 basis points (4.40% and 7.90% at September 30, 2001 and 2000, respectively) or, at the Company's option, LIBOR plus 100 basis points (4.52% and 7.62% at September 30, 2001 and 2000, respectively) and contains the same covenants as included in the existing mortgage loans.

At September 30, 2001, the Company was not in compliance with certain of the financial covenants of the aforementioned loan and mortgage agreements. Subsequent to yearend, the Company received a waiver of such covenant violations from its bank. At the same time, the Company received and executed a firm commitment letter from the bank to amend its current unsecured revolving credit and term loan agreement to provide a $5 million secured revolving credit facility through July 2004. Borrowings under such facility would bear interest at the bank's prime rate or, at the Company's option, LIBOR plus 190 basis points. The amendment agreement, when executed, will grant the bank a security interest in all the assets of the Company and, among other things, will effectively modify the financial covenants contained in all existing agreements.

In April 1997, the Company's U.K. based subsidiary entered into a ten-year 500,000 pound sterling (approximately $735,000) bank term loan. The term loan is payable in equal monthly installments with interest at a fixed rate of 9%. The loan is secured by a first mortgage on the subsidiary's property and contains restrictive covenants which, among other things, require the subsidiary to maintain certain levels of net worth, earnings and debt service coverage.

Current and long-term debt maturing in each of the fiscal years subsequent to September 30, 2001 approximates $2,145,000 in 2002, $475,000 in 2003, $316,000 in 2004, $324,000 in 2005, $330,000 in 2006 and $2,053,000 thereafter.


NOTE 7.  Segment and Related Information
----------------------------------------

The Company operates in one industry which encompasses the design, manufacture, assembly and marketing of video systems and system components for the electronic protection segment of the security industry. The Company manages its business segments primarily on a geographic basis. The Company's principal reportable segments are comprised of its United States (U.S.) and United Kingdom (Europe) based operations. Its U.S. based operations consist of Vicon Industries, Inc., the Company's corporate headquarters and principal operating entity. Its Europe based operations consist of Vicon Industries Limited, a wholly owned subsidiary which markets and distributes the Company's products principally within Europe. Other segments include the operations of Vicon Industries (H.K.), Ltd., a Hong Kong based majority owned subsidiary which markets and distributes the Company's products principally within Hong Kong and mainland China and TeleSite U.S.A., Inc. and subsidiary, a U.S. and Israeli based manufacturer and distributor of remote video surveillance systems.

The Company evaluates performance and allocates resources based on, among other things, the net profit for each segment, which excludes intersegment sales and profits. Segment information for the fiscal years ended September 30, 2001, 2000 and 1999 is as follows:


2001                     U.S.        Europe      Other   Consolidating   Totals
----                  ----------   ----------  --------- -------------   ------

Net sales to
 external customers  $47,409,000 $14,572,000  $3,384,000  $   -      $65,365,000
Intersegment
 net sales             8,160,000       -         736,000      -        8,896,000
Net income (loss)      1,749,000     979,000  (1,041,000)  (190,000)   1,497,000
Interest expense         440,000     208,000      18,000   (168,000)     498,000
Interest income          348,000       -           -       (147,000)     201,000
Depreciation and
 amortization            780,000     158,000     124,000    194,000    1,256,000
Total assets          44,996,000   8,841,000   3,691,000 (5,602,000)  51,926,000
Capital expenditures $   296,000  $  227,000  $  166,000      -      $   689,000



2000                     U.S.        Europe      Other   Consolidating   Totals
----                  ----------   ----------  --------- -------------   ------

Net sales to
 external customers  $59,488,000 $10,846,000  $4,290,000  $   -      $74,624,000
Intersegment
 net sales             6,301,000       -       1,248,000      -        7,549,000
Net income (loss)      1,241,000     461,000    (540,000)  (201,000)     961,000
Interest expense         672,000     205,000      62,000   (123,000)     816,000
Interest income          243,000       -           -       (146,000)      97,000
Depreciation and
 amortization            766,000     168,000      85,000    201,000    1,220,000
Total assets          48,277,000   5,813,000   3,598,000 (3,770,000)  53,918,000
Capital expenditures $ 1,094,000  $  115,000  $  432,000      -      $ 1,641,000



1999                     U.S.        Europe      Other   Consolidating   Totals
----                  ----------   ----------  --------- -------------   ------

Net sales to
 external customers  $62,939,000  $8,515,000  $1,960,000  $   -      $73,414,000
Intersegment
 net sales             5,334,000       -          36,000      -        5,370,000
Net income (loss)      4,787,000     217,000    (194,000)   (50,000)   4,760,000
Interest expense         506,000     174,000       7,000    (95,000)     592,000
Interest income          227,000       -           -        (86,000)     141,000
Depreciation and
 amortization            680,000     163,000      35,000     36,000      914,000
Total assets          45,025,000   5,912,000   2,904,000 (3,942,000)  49,899,000
Capital expenditures $ 1,469,000  $  177,000  $  101,000      -      $ 1,747,000


The consolidating segment information presented above includes the elimination and consolidation of intersegment transactions.

Net sales and long-lived assets related to operations in the United States and other foreign countries for the fiscal years ended September 30, 2001, 2000, and 1999 are as follows:

                                       2001             2000            1999
                                       ----             ----            ----
Net sales
 U.S.                              $48,339,000      $61,096,000     $63,236,000
 Foreign                            17,026,000       13,528,000      10,178,000
                                   -----------      -----------     -----------
   Total                           $65,365,000      $74,624,000     $73,414,000

Long-lived assets
 U.S.                              $ 6,076,000      $ 6,561,000     $ 6,234,000
 Foreign                             2,063,000        1,941,000       1,819,000
                                    ----------      -----------     -----------
   Total                           $ 8,139,000      $ 8,502,000     $ 8,053,000

U.S. sales include $3,455,000, $6,039,000 and $5,236,000 for export in fiscal years 2001, 2000, and 1999, respectively. Indirect sales to the United States Postal Service under a national supply contract approximated $15.2 million, $22.8 million and $22.7 million in fiscal 2001, 2000 and 1999, respectively.


NOTE 8.  Stock Options and Stock Purchase Warrants
--------------------------------------------------

The Company maintains stock option plans which include both incentive and non-qualified options covering a total of 323,760 shares of common stock reserved for issuance to key employees, including officers and directors. Such amount includes a total of 100,000 options reserved for issuance under the 1999 Incentive Stock Option Plan, as well as a total of 100,000 options reserved for issuance under the 1999 Non-Qualified Stock Option Plan, approved by the shareholders in April 1999. All options are issued at fair market value at the grant date and are exercisable in varying installments according to the plans. The plans allow for the payment of option exercises through the surrender of previously owned mature shares based on the fair market value of such shares at the date of surrender. During fiscal 2001, 2000 and 1999, a total of 18,988, 10,613 and 12,431 common shares, respectively, were surrendered pursuant to stock option exercises, which are held in treasury. There were 71,889 shares available for grant at September 30, 2001.

Changes in outstanding stock options for the three years ended September 30, 2001 are as follows:
                                                       Weighted
                                    Number             Average
                                    of                 Exercise
                                    Shares             Price
-------------------------------------------------------------------
Balance - September 30, 1998        349,897            $2.94
Options granted                     143,000            $7.50
Options exercised                  (120,050)           $2.26
Options forfeited                    (2,200)           $7.00
-------------------------------------------------------------------
Balance - September 30, 1999        370,647            $4.89
Options granted                     129,823            $3.50
Options exercised                   (55,875)           $2.18
Options forfeited                  (168,611)           $7.33
-------------------------------------------------------------------
Balance - September 30, 2000        275,984            $3.30
Options granted                      86,301            $2.39
Options exercised                   (45,897)           $1.81
Options forfeited                   (64,517)           $3.49
-------------------------------------------------------------------
Balance - September 30, 2001        251,871            $3.15
Price range $2.20 - $3.06
  (weighted-average contractual     151,926            $2.58
   life of 2.9 years)
Price range $3.07 - $7.44
  (weighted-average contractual      99,945            $4.03
   life of 4.3 years)
-------------------------------------------------------------------
Exercisable options -
  September 30, 1999                210,147            $2.94
  September 30, 2000                140,239            $2.66
  September 30, 2001                107,643            $3.30
-------------------------------------------------------------------

On April 20, 2000, the Board of Directors granted holders of stock options the right to surrender their underwater options by May 31, 2000 in exchange for a reduced option grant at an exercise price of $3.18 per share, based on the closing market price of the Company's common stock on such date. On May 31, 2000, the Company granted 67,823 new options and cancelled 156,750 options with exercise prices ranging from $6.75 to $8.19 per share. These new grants were treated as repricings and are subject to variable plan accounting pursuant to FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Accordingly, compensation expense will be recorded for any increase in the Company's stock price above the price of $3.18 on July 1, 2000, the effective date of this pronouncement. In fiscal 2001 and 2000, no compensation expense was recorded relating to these repriced options.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of this Statement. The fair value for options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999:

                                      2001            2000            1999
                                      ----            ----            ----

Risk-free interest rate                4.0%            5.0%            5.0%
Dividend yield                         0.0%            0.0%            0.0%
Volatility factor                     66.9%           59.5%           59.0%
Weighted average expected life       4 years         4 years         4 years
------------------------------------------------------------------------------

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income and earnings per share are as follows:

                                2001                2000               1999
                                ----                ----               ----
Net income:

  As reported                $1,497,148          $  961,205        $4,760,201
  Pro forma                  $1,424,263          $  773,082        $4,646,938

Earnings per share:

  As reported
     Basic                      $ .32               $ .21              $1.05
     Diluted                    $ .32               $ .21              $1.01

  Pro forma
     Basic                      $ .31               $ .17              $1.03
     Diluted                    $ .31               $ .17              $ .98

Weighted average fair value
  of options granted            $1.30               $1.76              $3.74


In connection with the public offering during fiscal 1998, the Company granted the Underwriters warrants to purchase up to 145,000 shares of Common Stock. The warrants are exercisable at any time through May 2003 at a price of $10.50 per share.


NOTE 9.  Shareholder Rights Plan
--------------------------------

On November 14, 2001, the Company's Board of Directors adopted a Shareholder Rights Plan, which declared a dividend of one Common Stock Purchase Right (a Right) for each outstanding share of common stock of the Company to shareholders of record on December 21, 2001. Each Right entitles the holder to purchase from the Company one share of common stock at a purchase price of $15 per share. In the event of the acquisition of or tender offer for 20% or more of the Company's outstanding common stock by certain persons or group without the Board of Directors' consent, such purchase price will be adjusted to equal fifty percent of the average market price of the Company's common stock for a period of thirty consecutive trading days immediately prior to the event. Until the Rights become exercisable, they have no dilutive effect on the Company's earnings per share.

The Rights, which are non-voting and exercisable until November 30, 2011, can be redeemed by the Company in whole at a price of $.001 per Right at any time prior to the acquisition by certain persons or group of 50% of the Company's common stock. Separate certificates for the Rights will not be distributed, nor will the Rights be exercisable, until either (i) a person or group acquires beneficial ownership of 20% or more of the Company's common stock or (ii) the tenth day after the commencement of a tender or exchange offer for 20% or more of the Company's common stock. Following an acquisition of 20% or more of the Company's common shares, each Right holder, except for the 20% or more stockholder, can exercise their Right(s), unless the 20% or more stockholder has offered to acquire all of the outstanding shares of the Company under terms that a majority of the independent Directors of the Company have determined to be fair and in the best interest of the Company and its stockholders.


NOTE 10.  Earnings Per Share
----------------------------

The following table provides the components of the basic and diluted earnings per share (EPS) computations:

                                    2001            2000            1999
                                    ----            ----            ----
Basic EPS Computation
---------------------
Net income                       $1,497,148      $  961,205     $4,760,201
Weighted average shares
  outstanding                     4,645,154       4,600,447      4,519,344

Basic earnings per share         $      .32      $      .21     $     1.05
                                 ==========      ==========     ==========


Diluted EPS Computation

Net income                       $1,497,148      $  961,205     $4,760,201
Weighted average shares
  outstanding                     4,645,154       4,600,447      4,519,344
Stock options                         6,403          70,808        185,940
Stock compensation arrangement        -               1,510         13,075
                                  ---------       ---------      ---------
Diluted shares outstanding        4,651,557       4,672,765      4,718,359

Diluted earnings per share       $      .32      $      .21     $     1.01
                                 ==========      ==========     ==========


NOTE 11.  Commitments and Contingencies
---------------------------------------

The Company occupies certain facilities, or is contingently liable, under operating leases that expire at various dates through 2008. The leases, which cover periods from three to eight years, generally provide for renewal options at specified rental amounts. The aggregate operating lease commitment at September 30, 2001 was $772,000 with minimum rentals for the fiscal years shown as follows: 2002 - $258,000; 2003 - $200,000; 2004 - $183,000; 2005 - $64,000;
2006 - $22,000; 2007 and thereafter - $45,000.

The Company is a party to employment agreements with seven executives that provide for, among other things, the payment of compensation if there is a change in control without Board of Director approval (as defined in the agreements). The contingent liability under such change in control provisions at September 30, 2001 was approximately $2,626,000. The total compensation payable under these agreements, absent a change in control, aggregated $2,650,000 at September 30, 2001. The Company is also a party to an insured deferred compensation agreement with a retired officer. The aggregate remaining compensation payments of approximately $222,000 as of September 30, 2001 are subject to the individual's adherence to certain non-compete covenants, and are payable in monthly installments through December 2003. The Company entered into certain consulting and incentive compensation agreements that provide for the payout of up to $810,000 of fees and compensation upon the completion and sale of a specified number of units of a newly developed product line.

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

Sales to customers from the Company's U.K. based subsidiary are denominated in British pounds sterling. The Company attempts to minimize its currency exposure on these sales through the purchase of forward exchange contracts to cover its billings to this subsidiary. These contracts generally involve the exchange of one currency for another at a future date and specified exchange rate. At September 30, 2001 and 2000, the Company had approximately $1,600,000 and $1,900,000, respectively, of outstanding forward exchange contracts to sell British pounds. Such contracts have maturities of less than one year.

The Company's purchases of Japanese sourced products through CBC Company, Ltd., a related party, are denominated in Japanese yen. At September 30, 2001 and 2000, the Company had approximately $395,000 and $791,000, respectively, of outstanding forward exchange contracts to purchase Japanese yen.

In fiscal 1999, the Company received notice from a competitor asserting that certain of the Company's products infringe upon a patent it allegedly owns and is seeking royalties on the Company's sales of such products. The Company believes that it has good defenses in this matter. No assurance can be given that this matter will be resolved in the Company's favor and no reasonable estimate of potential loss, if any, can be made at this time.

NOTE 12.  Related Party Transactions
------------------------------------

As of September 30, 2001, CBC Company, Ltd. and affiliates ("CBC") owned approximately 11.7% of the Company's outstanding common stock. The Company, which has been conducting business with CBC for approximately 22 years, imports certain finished products and components through CBC and also sells its products to CBC. The Company purchased approximately $3.5 million, $4.4 million and $5.4 million of products and components from CBC in fiscal years 2001, 2000, and 1999, respectively, and the Company sold $303,000, $303,000 and $1.3 million of products to CBC for distribution in fiscal years 2001, 2000, and 1999, respectively. At September 30, 2001 and 2000, the Company owed $243,000 and $481,000, respectively, to CBC and CBC owed $58,000 and $50,000, respectively, to the Company resulting from purchases of products.

As of September 30, 2001, Mr. Chu S. Chun had beneficial voting control over approximately 6.5% of the Company's outstanding common stock. Mr. Chun controls and beneficially owns a minority interest in Chun Shin Electronics, Inc. (CSE), a South Korean manufacturer of certain of the Company's proprietary products (see Note 3). Mr. Chun also controls International Industries, Inc. (I.I.I.), a U.S. based company which arranges the importation of all the Company's products purchased directly or indirectly from CSE. During fiscal years 2001, 2000 and 1999, the Company purchased approximately $4.1 million, $5.0 million and $5.7 million, respectively, of products from CSE through I.I.I. under this agreement. In addition, the Company sold approximately $276,000, $663,000 and $535,000 of its products to I.I.I. in 2001, 2000 and 1999, respectively, for resale to CSE. At September 30, 2001 and 2000, I.I.I. owed the Company approximately $10,000 and $380,000, respectively.

                          VICON INDUSTRIES, INC. AND SUBSIDIARIES
                            QUARTERLY FINANCIAL DATA

(Unaudited)


                                                             Earnings (Loss)
                                                                Per Share
                                                  Net       ----------------
  Quarter          Net            Gross          Income
   Ended          Sales           Profit         (Loss)      Basic     Diluted
  -------         -----           ------         ------      -----     -------



Fiscal 2001
December       $17,377,000      $5,901,000    $ 1,722,000   $ .37       $ .37
March           17,160,000       5,706,000        418,000     .09         .09
June            16,081,000       5,465,000       (374,000)   (.08)       (.08)
September       14,747,000       4,614,000       (269,000)   (.06)       (.06)
               -----------     -----------    -----------   -----       -----
 Total         $65,365,000     $21,686,000    $ 1,497,000   $ .32       $ .32
               ===========     ===========    ===========   =====       =====

Fiscal 2000
December       $19,525,000     $ 5,390,000    $    85,000   $ .02       $ .02
March           17,442,000       5,626,000        186,000     .04         .04
June            19,123,000       6,344,000        478,000     .10         .10
September       18,534,000       5,694,000        212,000     .05         .05
               -----------     -----------    -----------   -----       -----
Total          $74,624,000     $23,054,000    $   961,000   $ .21       $ .21
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

                                  SCHEDULE II




                     VICON INDUSTRIES, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS


                 Years ended September 30, 2001, 2000, and 1999



                              Balance at   Charged to              Balance
                              beginning    costs and               at end
     Description              of period    expenses    Deductions  of period
     -----------              ---------    ---------   ----------  ---------

Reserves and allowances
 deducted from asset
 accounts:

Allowance for uncollectible
  accounts:



September 30, 2001          $1,063,000     $436,000    $384,000   $1,115,000
                            ==========     ========    ========   ==========

September 30, 2000          $  818,000     $291,000    $ 46,000   $1,063,000
                            ==========     ========    ========   ==========

September 30, 1999          $  694,000     $290,000    $166,000   $  818,000
                            ==========     ========    ========   ==========

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICON INDUSTRIES, INC.

By /s/ Kenneth M. Darby                         By /s/ John M. Badke
   -------------------------                       -------------------------
   Kenneth M.Darby                                 John M. Badke
   Chairman                                        Vice President, Finance
   (Chief Executive Officer)                       (Chief Financial Officer)



December 31, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

VICON INDUSTRIES, INC.


/s/ Kenneth M. Darby                                   December 31, 2001
---------------------                                  ---------------------
Kenneth M. Darby          Chairman and CEO             Date

/s/ Milton F. Gidge                                    December 31, 2001
---------------------                                  ---------------------
Milton F. Gidge           Director                     Date

/s/ Peter F. Neumann                                   December 31, 2001
---------------------                                  ---------------------
Peter F. Neumann          Director                     Date

/s/ W. Gregory Robertson                               December 31, 2001
---------------------                                  ---------------------
W. Gregory Robertson      Director                     Date

/s/ Arthur D. Roche                                    December 31, 2001
---------------------                                  ---------------------
Arthur D. Roche           Director                     Date

/s/ Kazuyoshi Sudo                                     December 31, 2001
---------------------                                  ---------------------
Kazuyoshi Sudo            Director                     Date

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


December 31, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

VICON INDUSTRIES, INC.


                                                       December 31, 2001
---------------------                                  -------------------
Kenneth M. Darby          Chairman and CEO             Date

                                                       December 31, 2001
---------------------                                  ------------------
Milton F.Gidge            Director                     Date

                                                       December 31, 2001
---------------------                                  ------------------
Peter F. Neumann          Director                     Date

                                                       December 31, 2001
---------------------                                  ------------------
W. Gregory Robertson      Director                     Date

_____________________                                  December 31, 2001
                                                       -------------------
Arthur D. Roche           Director                     Date

                                                       December 31, 2001
---------------------                                  -----------------
Kazuyoshi Sudo            Director                     Date