Form 10-Q
period 2001-12-31
VICON INDUSTRIES INC /NY/
filed 2002-02-14
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                    FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934



For Quarter Ended  December 31, 2001            Commission File No.  1-7939
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


At December 31, 2001, the registrant had outstanding 4,652,712 shares of Common Stock, $.01 par value.

                         PART I - FINANCIAL INFORMATION

                    VICON INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                 Three Months Ended

                                            12/31/01               12/31/00

Net sales.............................    $13,550,833            $17,376,279
Cost of sales.........................      9,078,363             11,475,557
                                          -----------            -----------

  Gross profit........................      4,472,470              5,900,722

Operating expenses:
    Selling expense...................      2,958,130              3,164,609
    General & administrative expense..        998,270              1,338,213
    Engineering & development expense.        997,087                970,208
                                          -----------            -----------
                                            4,953,487              5,473,030
                                          -----------            -----------

  Operating (loss) income.............       (481,017)               427,692

Gain on sale of securities............           -                (2,404,233)
Interest expense......................         97,933                160,116
Interest income.......................        (62,009)               (32,661)
                                          -----------            -----------

    (Loss) income before income taxes.       (516,941)             2,704,470
Income tax (benefit) expense..........       (170,000)               982,000
                                          -----------            -----------
    Net (loss) income.................    $  (346,941)           $ 1,722,470
                                          ===========            -----------



(Loss) earnings per share:

            Basic                         $  (.07)               $   .37
                                              ===                    ===

            Diluted                       $  (.07)               $   .37
                                              ===                    ===

Shares used in computing (loss) earnings per share:

            Basic                          4,648,471              4,638,415

            Diluted                        4,648,471              4,645,027




See Accompanying Notes to Condensed Consolidated Financial Statements.

                   VICON INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                               12/31/01       9/30/01
------                                               --------       -------

CURRENT ASSETS
Cash and cash equivalents.......................   $10,354,454   $ 9,795,148
Accounts receivable (less allowance
  of $1,088,000 at December 31, 2001 and
  $1,115,000 at September 30, 2001).............    11,608,786    11,438,334
Inventories:
  Parts, components, and materials..............     2,127,377     2,518,782
  Work-in-process...............................     2,694,352     2,777,211
  Finished products.............................    10,768,070    11,800,197
                                                   -----------   -----------
                                                    15,589,799    17,096,190
Deferred income taxes...........................     1,478,404     1,420,372
Prepaid expenses................................       436,276       566,861
                                                   -----------   -----------
TOTAL CURRENT ASSETS............................    39,467,719    40,316,905
--------------------

Property, plant and equipment...................    16,481,609    16,371,853
Less accumulated depreciation and amortization..    (8,510,256)   (8,232,536)
                                                   -----------   -----------
                                                     7,971,353     8,139,317
Goodwill, net of accumulated amortization.......     1,521,445     1,571,058
Deferred income taxes...........................     1,601,789     1,366,625
Other assets....................................       488,573       531,660
                                                   -----------   -----------

TOTAL ASSETS....................................   $51,050,879   $51,925,565
------------                                       ===========   ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Borrowings under revolving credit agreement.....   $   916,896   $     -
Current maturities of long-term debt............     1,285,396     2,144,727
Accounts payable................................     2,448,082     2,375,825
Accrued compensation and employee benefits......     1,437,117     1,789,401
Accrued expenses................................     1,850,884     2,227,825
Unearned service revenue........................     1,321,875     1,294,576
Income taxes payable............................       282,604       479,361
                                                    ----------    ----------
TOTAL CURRENT LIABILITIES                            9,542,854    10,311,715
-------------------------

Long-term debt..................................     4,003,420     3,498,099
Unearned service revenue........................     2,090,847     2,334,348
Other long-term liabilities.....................       806,296       883,356

SHAREHOLDERS' EQUITY
Common stock, par value $.01....................        47,765        47,565
Capital in excess of par value..................    21,647,787    21,542,541
Retained earnings...............................    13,962,501    14,309,442
                                                  ------------   -----------
                                                    35,658,053    35,899,548
Less treasury stock, at cost....................      (658,422)     (633,422)
Accumulated other comprehensive loss............      (392,169)     (368,079)
                                                  ------------   -----------
TOTAL SHAREHOLDERS' EQUITY                          34,607,462    34,898,047
--------------------------                        ------------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......   $51,050,879   $51,925,565
------------------------------------------        ============   ===========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                   VICON INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                        Three Months Ended

                                                     12/31/01       12/31/00

Cash flows from operating activities:
  Net (loss) income..............................  $  (346,941)   $ 1,722,470
  Adjustments to reconcile net (loss) income to
   cash provided by (used in) operating activities:
    Gain on sale of securities...................        -         (2,404,233)
    Depreciation and amortization................      287,883        258,287
    Goodwill amortization........................       49,613         45,973
    Stock compensation expense...................       56,696          -
    Deferred income taxes........................     (318,445)       (37,418)
    Change in assets and liabilities:
      Accounts receivable........................     (218,888)       503,563
      Inventories................................    1,472,574       (266,781)
      Prepaid expenses...........................      127,471        125,971
      Other assets...............................       43,087         31,613
      Accounts payable...........................       77,730       (641,631)
      Accrued compensation and employee benefits.     (349,289)      (674,309)
      Accrued expenses...........................     (370,253)        65,551
      Unearned service revenue...................     (216,202)       267,999
      Income taxes payable.......................     (189,509)       866,606
      Other liabilities..........................       (2,795)        12,454
                                                   ------------   ------------
       Net cash provided by (used in)
          operating activities...................      102,732       (123,885)
                                                   ------------   ------------

Cash flows from investing activities:
    Proceeds from sale of securities.............        -          2,624,858
    Capital expenditures, net of disposals.......     (138,757)      (209,441)
                                                   ------------   ------------
       Net cash (used in) provided by
          investing activities...................     (138,757)     2,415,417
                                                   ------------   ------------

Cash flows from financing activities:
    Repayments of borrowings under U.S. bank
      credit agreement...........................        -         (1,500,000)
    Increase in borrowings under U.K.
      revolving credit agreement.................      910,572         71,736
    Proceeds from exercise of stock options......       23,750         28,677
    Repayments of U.S. term loan.................     (225,000)      (225,000)
    Repayments of other debt.....................     (123,302)       (61,086)
                                                   ------------   ------------
       Net cash provided by (used in)
          financing activities...................      586,020     (1,685,673)
                                                   ------------   ------------
Effect of exchange rate changes on cash..........        9,311         12,884
                                                   ------------   ------------

Net increase in cash.............................      559,306        618,743
Cash at beginning of year........................    9,795,148      2,115,118
                                                   ------------   ------------
Cash at end of period............................  $10,354,454    $ 2,733,861
                                                   ============   ------------


See Accompanying Notes to Condensed Consolidated Financial Statements.

                   VICON INDUSTRIES, INC. AND SUBSIDIARIES
                   ---------------------------------------
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
       ----------------------------------------------------------------
                                December 31, 2001


Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2001. Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2:  Earnings per Share

Basic earnings (loss) per share (EPS) is computed based on the weighted average number of common shares outstanding for the period. Diluted EPS reflects the maximum dilution that would have resulted from the exercise of stock options and incremental common shares issuable under a deferred compensation agreement. The following table provides the components of the basic and diluted EPS computations for the three months ended December 31, 2001 and 2000:


                                              2001                2000
                                           ----------           ---------

Basic EPS Computation
Net (loss) income.......................  $ (346,941)          $1,722,470

Weighted average shares outstanding.....   4,648,471            4,638,415

Basic (loss) earnings per share.........  $     (.07)          $      .37
                                          ==========           ==========


Diluted EPS Computation
Net (loss) income.......................  $ (346,941)          $1,722,470

  Weighted average shares outstanding...   4,648,471            4,638,415
  Stock options.........................       -                    6,612
                                          ----------           ----------

Diluted shares outstanding..............   4,648,471            4,645,027

Diluted (loss) earnings per share.......  $     (.07)          $      .37
                                          ==========           ==========



For the three months ended December 31, 2001, 44,167 shares have been omitted from the calculation of diluted EPS, as their effect would have been antidilutive.

Note 3:   Comprehensive Income

The Company's total comprehensive income for the three months ended December 31, 2001 and 2000 was as follows:


                                                   2001            2000
                                                ----------      ----------


Net (loss) income...........................    $ (346,941)     $1,722,470

Other comprehensive income (loss), net of tax:
  Unrealized gain on securities.............         -          (1,356,820)
  Unrealized gain on derivatives............        49,015           -
  Foreign currency translation adjustment...       (73,105)         51,086
                                                ----------      ----------

Comprehensive (loss) income.................    $ (371,031)     $  416,736
                                                ==========      ==========



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

The Company evaluates performance and allocates resources based on, among other things, the net profit or loss for each segment, excluding intersegment sales and profits. Segment information for the three months ended December 31, 2001 and 2000 was as follows:


Three Months Ended
December 31, 2001       U.S.       Europe      Other     Consolid.    Totals
------------------   ----------  ----------  ---------  ----------   -------

Net sales to
 external customers $ 9,129,000  $3,482,000 $  940,000  $    -     $13,551,000
Intersegment
 net sales            2,101,000       -        144,000  (2,245,000)      -
Net income (loss)      (433,000)    236,000    (91,000)    (59,000)   (347,000)
Total assets         43,933,000   8,216,000  3,479,000  (4,577,000) 51,051,000

Three Months Ended
December 31, 2000       U.S.       Europe      Other     Consolid.    Totals
-------------------  ----------  ----------  ---------  ----------   -------

Net sales to
 external customers $13,408,000  $3,140,000 $  828,000 $     -     $17,376,000
Intersegment
 net sales            1,815,000       -        343,000 (2,158,000)       -
Net income (loss)     2,002,000     171,000   (406,000)   (45,000)   1,722,000
Total assets         46,390,000   6,550,000  3,797,000 (4,180,000)  52,557,000



The consolidating segment above includes the elimination and consolidation of intersegment transactions.


Note 5:   Gain on Sale of Securities

During the three months ended December 31, 2000, the Company realized a $2.4 million gain ($1.6 million net of tax effect) on the sale of a majority of its equity interest in Chun Shin Electronics, Inc. (CSE), a South Korean company which manufactures certain of the Company's proprietary products.


Note 6:    Derivative Instruments

At December 31, 2001, the Company had interest rate swaps and forward exchange contracts outstanding with notional amounts aggregating $3.8 million and $766,000, respectively, whose aggregate fair value was a liability of approximately $192,000. The change in the amount of the liability for these instruments is shown as a component of accumulated other comprehensive loss, net of tax.


Note 7:   Impact of Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized but, instead, tested for impairment at least annually in accordance with the provisions of the Statement. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

Upon adoption, the Company will be required to assign its goodwill ($1.5 million at December 31, 2001, which relates to its acquisition of TeleSite U.S.A., Inc. in 1999) to "reporting units" as defined under SFAS No. 142. The Company's reporting units are anticipated to be equivalent to its current operating segments. Goodwill assigned to each of the reporting units will be tested for impairment as of October 1, 2002 by comparing the carrying amount of the reporting units' net assets (including goodwill) to its fair value. The Company has six months from October 1, 2002 to complete this "first step" of this transitional goodwill impairment test. If the carrying amount of the net assets of a reporting unit (including goodwill) exceeds the fair value of that reporting unit, a "second step" of the transitional goodwill impairment test must be completed as soon as possible, but not later than September 30, 2003. Due to the complexities involved with the transitional provisions of SFAS No. 142, the Company has not yet completed its evaluation of the possible effects of its adoption of SFAS No. 142 on the Company's financial condition or results of operations.

Until the Company's adoption of SFAS No. 142, the Company is continuing to amortize goodwill over its original 10-year period, and continuing to evaluate impairment. The Company believes that its ability to recover the carrying amount of its goodwill is dependent upon, among other things, its ability to successfully complete the development and marketing of certain new products.

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


Note 8:    Amendment to U.S. Bank Revolving Credit and Term Loan Agreement
--------------------------------------------------------------------------

On February 12, 2002, the Company executed an amendment agreement that modified its unsecured revolving credit and term loan agreement with its bank to provide for a $5 million secured revolving credit facility through July 2004. Borrowings under such facility bear interest at the bank's prime rate or, at the Company's option, LIBOR plus 190 basis points. The amendment agreement grants the bank a security interest in all the assets of the Company and, among other things, effectively modified the financial covenants contained in all the existing loan and mortgage agreements with this bank.

Current and long-term debt maturing in the nine months ended September 30, 2002 and in each of the subsequent fiscal years approximates $966,000 for the nine months ended September 30, 2002, $1,300,000 in 2003, $316,000 in 2004, $324,000
in 2005, $330,000 in 2006 and $2,053,000 thereafter.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations
Three Months Ended December 31, 2001 Compared with December 31, 2000
--------------------------------------------------------------------


Net sales for the quarter ended December 31, 2001 decreased $3.8 million or 22% to $13.6 million compared with $17.4 million in the year ago period. Domestic sales decreased $3.9 million or 32% to $8.6 million principally as a result of a $3.7 million decline in indirect sales to the United States Postal Service
(USPS) under a former national supply contract. Indirect sales to the USPS for the quarter ended December 31, 2001 decreased 77% to $1.1 million compared with $4.8 million in the year ago period. In March 2001, the USPS announced a freeze on all its capital spending due to a severe projected budget deficit. As a result, the Company has since experienced a material reduction in its USPS order rate. In addition, the USPS supply contract had expired on June 30, 2001 with no new contract being awarded. The Company has since been named as one of three pre-approved suppliers in the latest USPS published specification for video systems. International sales for the quarter ended December 31, 2001 increased 2% to $5.0 million compared with $4.9 million in the year ago period.

Gross profit margins for the first quarter of fiscal 2002 decreased to 33.0% compared with 34.0% in the year ago period. The margin decline was principally due to the effect of fixed production costs relative to the quarter's lower sales.

Operating expenses for the first quarter of fiscal 2002 were $5.0 million or 36.6% of net sales compared with $5.5 million or 31.5% of net sales in the year ago period. The decrease in operating expenses principally resulted from a decline in sales related costs. Despite decreased sales in the quarter, the Company continued its investment in new product development incurring $1.0 million of engineering and development expenses.

The Company incurred an operating loss of $481,000 for the first fiscal quarter of 2002 compared with operating income of $428,000 in the year ago period principally as a result of lower sales.

In the prior year quarter, the Company realized a $2.4 million gain ($1.6 million net of tax effect) on the sale of a majority of its equity interest in Chun Shin Electronics, Inc., a South Korean company which, among other things, manufactures certain of the Company's proprietary products.

Interest expense decreased to $98,000 for the first quarter of fiscal 2002 compared with $160,000 in the year ago period principally as a result of the paydown of bank borrowings.

The Company recorded an income tax benefit of $170,000 for the first quarter of fiscal 2002 compared with income tax expense of $982,000 in the year ago period.

As a result of the foregoing, the Company incurred a net loss of $347,000 for the first quarter of fiscal 2002 compared with net income of $1.7 million in the year ago period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Financial Condition

Net cash provided by operating activities was $103,000 for the first quarter of fiscal 2002. Net cash used in investing activities was $139,000 for the first quarter of fiscal 2002 relating to general capital expenditures. Net cash provided by financing activities was $586,000, which included $911,000 of borrowings under the Company's U.K. bank overdraft facility offset by $348,000 of scheduled repayments under U.S. bank mortgage and term loans. As a result of the foregoing, cash increased by $559,000 for the first quarter of fiscal 2002 after the nominal effect of exchange rate changes on the cash position of the Company.

At December 31, 2001, the Company had a $9.5 million unsecured revolving credit facility in the U.S. with a bank that was scheduled to expire in July 2002. Borrowings under that facility bore interest at the bank's prime rate minus 2% or, at the Company's option, LIBOR plus 90 basis points (2.75% and 2.78%, respectively, at December 31, 2001). At December 31, 2001, there were no outstanding borrowings under this facility. The agreement contained restrictive covenants which, among other things, required the Company to maintain certain levels of earnings and ratios of debt service coverage and debt to tangible net worth.

On February 12, 2002, the Company executed an amendment agreement that modified its unsecured revolving credit and term loan agreement referred to above to provide for a $5 million secured revolving credit facility through July 2004. Borrowings under such facility bear interest at the bank's prime rate or, at the Company's option, LIBOR plus 190 basis points. The amendment agreement grants the bank a security interest in all the assets of the Company and, among other things, effectively modified the financial covenants contained in all the existing loan and mortgage agreements with this bank.

The Company also maintains a bank overdraft facility of 600,000 Pounds Sterling (approximately $870,000) in the U.K. to support local working capital requirements of Vicon Industries Limited. At December 31, 2001, outstanding borrowings under this facility amounted to $917,000.

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

         Exhibit
         Number         Description

           10           Material Contracts

                        (.1) Amendment No. 1 to the Credit Agreement between
                                the Registrant and Washington Mutual Bank, FA dated February 12, 2002

                        (.2) Security Agreement between the Registrant and
                             Washington Mutual Bank, FA dated February 12, 2002



         No Form 8-K was required to be filed during the current quarter.

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



VICON INDUSTRIES, INC.





February 14, 2002




By:/s/ Kenneth M. Darby                    By:/s/ John M. Badke
-----------------------                    -----------------------
Kenneth M. Darby                           John M. Badke
Chairman and                               Vice President, Finance
Chief Executive Officer                    Chief Financial Officer