Form 10-Q
period 2002-03-31
VICON INDUSTRIES INC /NY/
filed 2002-05-14
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                    FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934



For Quarter Ended  March 31, 2002               Commission File No.  1-7939
                  ----------------------------                      --------




                           VICON INDUSTRIES, INC.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      NEW YORK STATE                                           11-2160665
-----------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          identification No.)



            89 Arkay Drive, Hauppauge, New York                  11788
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


At March 31, 2002, the registrant had outstanding 4,664,512 shares of Common Stock, $.01 par value.

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


                                                 Three Months Ended
                                                 ------------------
                                             3/31/02                3/31/01
                                            --------               --------

Net sales.............................    $12,846,138            $17,159,883
Cost of sales.........................      8,610,879             11,453,815
                                          -----------            -----------

  Gross profit........................      4,235,259              5,706,068

Operating expenses:
    Selling expense...................      2,877,749              3,397,835
    General & administrative expense..        996,483              1,190,168
    Engineering & development expense.      1,024,250              1,010,339
                                          -----------            -----------
                                            4,898,482              5,598,342
                                          -----------            -----------

  Operating (loss) income.............       (663,223)               107,726

Gain on sale of securities............           -                  (618,346)
Interest expense......................         78,118                117,153
Interest income.......................        (45,955)               (51,090)
                                          -----------            -----------

    (Loss) income before income taxes.       (695,386)               660,009
Income tax (benefit) expense..........       (228,000)               242,000
                                          -----------            -----------
    Net (loss) income.................    $  (467,386)           $   418,009
                                          ===========            ===========



(Loss) earnings per share:

            Basic                         $  (.10)               $   .09
                                              ===                    ===

            Diluted                       $  (.10)               $   .09
                                              ===                    ===

Shares used in computing (loss) earnings per share:

            Basic                          4,655,334              4,647,306

            Diluted                        4,655,334              4,650,274




See Accompanying Notes to Condensed Consolidated Financial Statements.

                    VICON INDUSTRIES, INC. AND SUBSIDIARIES
                    ---------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                   (UNAUDITED)


                                                   Six Months Ended
                                                   ----------------
                                             3/31/02                3/31/01
                                            --------               --------

Net sales.............................    $26,396,971            $34,536,162
Cost of sales.........................     17,689,242             22,929,372
                                          -----------            -----------

  Gross profit........................      8,707,729             11,606,790

Operating expenses:
    Selling expense...................      5,835,878              6,562,444
    General & administrative expense..      1,994,753              2,528,381
    Engineering & development expense.      2,021,337              1,980,547
                                          -----------            -----------
                                            9,851,968             11,071,372
                                          -----------            -----------

  Operating (loss) income.............     (1,144,239)               535,418

Gain on sale of securities............           -                (3,022,579)
Interest expense......................        176,052                277,269
Interest income.......................       (107,964)               (83,751)
                                          -----------            -----------

    (Loss) income before income taxes.     (1,212,327)             3,364,479
Income tax (benefit) expense..........       (398,000)             1,224,000
                                          -----------            -----------
    Net (loss) income.................    $  (814,327)           $ 2,140,479
                                          ===========            ===========



(Loss) earnings per share:

            Basic                         $  (.18)               $   .46
                                              ===                    ===

            Diluted                       $  (.18)               $   .46
                                              ===                    ===

Shares used in computing (loss) earnings per share:

            Basic                          4,651,865              4,642,812

            Diluted                        4,651,865              4,647,602




See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

ASSETS                                                3/31/02       9/30/01
------                                               ---------      -------
                                                    (Unaudited)
CURRENT ASSETS
Cash and cash equivalents.......................   $ 7,271,848   $ 9,795,148
Accounts receivable (less allowance
  of $924,000 at March 31, 2002 and
  $1,115,000 at September 30, 2001).............    10,368,229    11,438,334
Inventories:
  Parts, components, and materials..............     2,153,198     2,518,782
  Work-in-process...............................     2,404,218     2,777,211
  Finished products.............................    12,819,720    11,800,197
                                                   -----------   -----------
                                                    17,377,136    17,096,190
Deferred income taxes...........................     2,054,498     1,420,372
Prepaid expenses................................       612,905       566,861
                                                   -----------   -----------
TOTAL CURRENT ASSETS............................    37,684,616    40,316,905
--------------------

Property, plant and equipment...................    16,620,073    16,371,853
Less accumulated depreciation and amortization..    (8,781,736)   (8,232,536)
                                                   -----------   -----------
                                                     7,838,337     8,139,317
Goodwill, net of accumulated amortization.......     1,471,832     1,571,058
Deferred income taxes...........................     1,239,108     1,366,625
Other assets....................................       467,491       531,660
                                                   -----------   -----------

TOTAL ASSETS....................................   $48,701,384   $51,925,565
------------                                       ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt............   $ 1,400,253   $ 2,144,727
Accounts payable................................     2,311,083     2,375,825
Accrued compensation and employee benefits......     1,491,404     1,789,401
Accrued expenses................................     1,550,498     2,227,825
Unearned service revenue........................     1,361,641     1,294,576
Income taxes payable............................       256,082       479,361
                                                    ----------    ----------
TOTAL CURRENT LIABILITIES                            8,370,961    10,311,715
-------------------------

Long-term debt..................................     3,557,869     3,498,099
Unearned service revenue........................     1,875,919     2,334,348
Other long-term liabilities.....................       777,447       883,356

SHAREHOLDERS' EQUITY
Common stock, par value $.01....................        48,177        47,565
Capital in excess of par value..................    21,778,534    21,542,541
Retained earnings...............................    13,495,115    14,309,442
                                                  ------------   -----------
                                                    35,321,826    35,899,548
Less treasury stock, at cost....................      (784,832)     (633,422)
Accumulated other comprehensive loss............      (417,806)     (368,079)
                                                  ------------   -----------
TOTAL SHAREHOLDERS' EQUITY                          34,119,188    34,898,047
--------------------------                        ------------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......   $48,701,384   $51,925,565
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


                                                         Six Months Ended
                                                         ----------------
                                                      3/31/02        3/31/01
                                                      -------        -------
Cash flows from operating activities:
  Net (loss) income..............................  $  (814,327)   $ 2,140,479
  Adjustments to reconcile net (loss) income to
   cash (used in) provided by operating activities:
    Gain on sale of securities...................        -         (3,022,579)
    Depreciation and amortization................      570,202        555,584
    Goodwill amortization........................       99,226         91,945
    Stock compensation expense...................       61,445          -
    Deferred income taxes........................     (550,802)       397,507
    Change in assets and liabilities:
      Accounts receivable........................      963,236      2,979,127
      Inventories................................     (344,494)      (600,697)
      Prepaid expenses...........................      (51,185)        18,072
      Other assets...............................       64,169         36,662
      Accounts payable...........................      (57,379)      (326,866)
      Accrued compensation and employee benefits.     (293,113)      (201,975)
      Accrued expenses...........................     (665,868)        53,033
      Unearned service revenue...................     (391,364)       499,006
      Income taxes payable.......................     (211,252)       641,499
      Other liabilities..........................       24,070           (280)
                                                   ------------   ------------
       Net cash (used in) provided by
          operating activities...................   (1,597,436)     3,260,517
                                                   ------------   ------------

Cash flows from investing activities:
    Proceeds from sale of securities.............        -          3,289,813
    Capital expenditures, net of disposals.......     (306,940)      (431,339)
                                                   ------------   ------------
       Net cash (used in) provided by
          investing activities...................     (306,940)     2,858,474
                                                   ------------   ------------

Cash flows from financing activities:
    Repayments of borrowings under U.S. bank
      credit agreement...........................        -         (1,500,000)
    Decrease in borrowings under U.K.
      revolving credit agreement.................        -            (56,462)
    Proceeds from exercise of stock options......       23,750         28,677
    Repayments of U.S. term loan.................     (450,000)      (450,000)
    Repayments of other debt.....................     (223,537)      (163,864)
                                                   ------------   ------------
       Net cash used in financing activities.....     (649,787)    (2,141,649)
                                                   ------------   ------------
Effect of exchange rate changes on cash..........       30,863         29,316
                                                   ------------   ------------

Net (decrease) increase in cash..................   (2,523,300)     4,006,658
Cash at beginning of year........................    9,795,148      2,115,118
                                                   ------------   ------------
Cash at end of period............................  $ 7,271,848    $ 6,121,776
                                                   ============   ===========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------
                                 March 31, 2002
                                 --------------

Note 1:  Basis of Presentation
------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2001. Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2:  Earnings per Share
---------------------------
Basic earnings (loss) per share (EPS) is computed based on the weighted average number of common shares outstanding for the period. Diluted EPS reflects the maximum dilution that would have resulted from the exercise of stock options and incremental common shares issuable under a deferred compensation agreement. The following table provides the components of the basic and diluted EPS computations for the three month and six month periods ended March 31, 2002 and 2001:

                                    Three Months               Six Months
                                   Ended March 31,           Ended March 31,
                               -----------------------   ---------------------
                                  2002         2001         2002        2001
                               ----------   ----------   ----------   --------
Basic EPS Computation
Net (loss) income...........  $ (467,386)   $  418,009   $ (814,327) $2,140,479

Weighted average
 shares outstanding.........   4,655,334     4,647,306    4,651,865   4,642,812

Basic (loss) earnings
 per share..................  $     (.10)   $      .09   $     (.18) $      .46
                              ==========    ==========   ==========  ==========


Diluted EPS Computation
Net (loss) income...........  $ (467,386)   $  418,009   $ (814,327) $2,140,479

  Weighted average
   shares outstanding.......   4,655,334     4,647,306    4,651,865   4,642,812
  Stock options.............       -             2,968        -           4,790
                              ----------    ----------   ----------  ----------

Diluted shares outstanding..   4,655,334     4,650,274    4,651,865   4,647,602

Diluted (loss) earnings
 per share..................  $     (.10)   $      .09   $     (.18) $      .46
                              ==========    ==========   ==========  ==========

For the three month and six month periods ended March 31, 2002, 83,786 and 63,977 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive.

Note 3:   Comprehensive Income
------------------------------
The Company's total comprehensive income for the three month and six month periods ended March 31, 2002 and 2001 was as follows:

                                  Three Months               Six Months
                                 Ended March 31,           Ended March 31,
                             -----------------------  -----------------------
                                2002         2001         2002        2001
                             ----------   ----------  -----------  ----------


Net (loss) income..........  $ (467,386)  $  418,009  $ (814,327) $ 2,140,479
Other comprehensive income
 (loss), net of tax:
  Unrealized gain on
   securities..............       -         (198,142)      -       (1,554,962)
  Unrealized gain on
   derivatives.............      36,771        -          85,786       -
  Foreign currency
   translation adjustment...    (62,408)     (51,060)   (135,513)          26
                             ----------   ----------  ----------  -----------
Comprehensive (loss) income. $ (493,023)  $  168,807  $ (864,054) $   585,543
                             ==========   ==========  ==========  ===========


Note 4:   Segment and Related Information
-----------------------------------------
The Company operates in one industry which encompasses the design, manufacture, assembly and marketing of video surveillance systems and system components for the electronic protection segment of the security industry. The Company manages its business segments primarily on a geographic basis. The Company's principal reportable segments are comprised of its United States (U.S.) and United Kingdom (Europe) based operations. Its U.S. based operations consists of Vicon Industries, Inc., the Company's corporate headquarters and principal operating entity. Its Europe based operations consist of Vicon Industries Limited, a wholly owned subsidiary which markets and distributes the Company's products principally within Europe and the Middle East. Other segments include the operations of Vicon Industries (H.K.) Ltd., a Hong Kong based majority owned subsidiary which markets and distributes the Company's products principally within Hong Kong and mainland China, and TeleSite U.S.A., Inc. and subsidiary, a U.S. and Israeli based designer and producer of digital video products.

The Company evaluates performance and allocates resources based on, among other things, the net profit or loss for each segment, excluding intersegment sales and profits. Segment information for the three month and six month periods ended March 31, 2002 and 2001 was as follows:


Three Months Ended
March 31, 2002          U.S.       Europe      Other     Consolid.    Totals
------------------   ----------  ----------  ---------  ----------   -------

Net sales to
 external customers $ 8,624,000  $3,615,000 $  607,000  $    -     $12,846,000
Intersegment
 net sales            2,133,000       -         34,000  (2,167,000)      -
Net income (loss)      (292,000)    183,000   (173,000)   (185,000)   (467,000)
Total assets         42,079,000   8,191,000  3,546,000  (5,115,000) 48,701,000

Three Months Ended
March 31, 2001          U.S.       Europe      Other     Consolid.    Totals
-------------------  ----------  ----------  ---------  ----------   -------

Net sales to
 external customers $11,883,000  $4,233,000 $1,044,000 $     -    $17,160,000
Intersegment
 net sales            1,936,000       -        205,000 (2,141,000)      -
Net income (loss)       450,000     359,000   (353,000)   (38,000)    418,000
Total assets         46,470,000   7,438,000  3,764,000 (4,655,000) 53,017,000

Six Months Ended
March 31, 2002          U.S.       Europe      Other     Consolid.    Totals
-------------------  ----------  ----------  ---------  ----------   -------

Net sales to
 external customers $17,753,000  $7,097,000 $1,547,000 $     -    $26,397,000
Intersegment
 net sales            4,234,000       -        178,000 (4,412,000)      -
Net income (loss)      (725,000)    419,000   (265,000)  (243,000)   (814,000)
Total assets         42,079,000   8,191,000  3,546,000 (5,115,000) 48,701,000

Six Months Ended
March 31, 2001          U.S.       Europe      Other     Consolid.    Totals
-------------------  ----------  ----------  ---------  ----------   -------

Net sales to
 external customers $25,290,000  $7,374,000 $1,872,000 $     -    $34,536,000
Intersegment
 net sales            3,751,000       -        548,000 (4,299,000)      -
Net income (loss)     2,451,000     530,000   (758,000)   (83,000)  2,140,000
Total assets         46,470,000   7,438,000  3,764,000 (4,655,000) 53,017,000

The consolidating segment above includes the elimination and consolidation of intersegment transactions.

Note 5:   Gain on Sale of Securities
------------------------------------
During the three month and six month periods ended March 31, 2001, the Company realized a $618,000 gain ($408,000 net of tax effect) and a $3.0 million gain ($2.0 million net of tax effect), respectively, on the sale of its remaining equity interest in Chun Shin Electronics, Inc. (CSE), a South Korean company which manufactures certain of the Company's proprietary products.

Note 6:    Derivative Instruments
---------------------------------
At March 31, 2002, the Company had interest rate swaps and forward exchange contracts outstanding with notional amounts aggregating $3.5 million and $83,000, respectively, whose aggregate fair value was a liability of approximately $137,000. The change in the amount of the liability for these instruments is shown as a component of accumulated other comprehensive loss, net of tax.

Note 7:   Impact of Recently Issued Accounting Standards
--------------------------------------------------------
In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized but, instead, tested for impairment at least annually in accordance with the provisions of the Statement. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

Upon adoption on October 1, 2002, the Company will be required to assign its goodwill ($1.5 million at March 31, 2002, which relates to its acquisition of TeleSite U.S.A., Inc. in 1999) to "reporting units" as defined under SFAS No.
142. Goodwill assigned to each of the reporting units will be tested for impairment as of October 1, 2002 by comparing the carrying amount of the reporting units' net assets (including goodwill) to its fair value. The Company has six months from October 1, 2002 to complete this "first step" of this transitional goodwill impairment test. If the carrying amount of the net assets of a reporting unit (including goodwill) exceeds the fair value of that reporting unit, a "second step" of the transitional goodwill impairment test must be completed as soon as possible, but not later than September 30, 2003. Due to the complexities involved with the transitional provisions of SFAS No. 142, the Company has not yet completed its evaluation of the possible effects of its adoption of SFAS No. 142 on the Company's financial condition or results of operations.

Until the Company's adoption of SFAS No. 142, the Company is continuing to amortize goodwill over its original 10-year period, and continuing to evaluate impairment. The Company believes that its ability to recover the carrying amount of its goodwill is dependent upon, among other things, its ability to successfully complete the development and marketing of certain new products.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which supersedes SFAS No. 121. SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill will be evaluated for impairment under SFAS No. 142, as discussed above. The Company is required to adopt SFAS No. 144 on October 1, 2002. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company's consolidated financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121.


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

As of March 31, 2002, the Company was in compliance with the financial covenants of its debt agreements. Should violations occur in the future, the Company could, among other things, seek a waiver of such violations, renegotiate the credit agreement or seek an alternative credit arrangement with a new lender. There can be no assurance that the Company would be successful with these efforts.

Current and long-term debt maturing in the six months ended September 30, 2002 and in each of the subsequent fiscal years approximates $635,000 for the six months ended September 30, 2002, $1,300,000 in 2003, $316,000 in 2004, $324,000
in 2005, $330,000 in 2006 and $2,053,000 thereafter.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

Results of Operations
---------------------
Three Months Ended March 31, 2002 Compared with March 31, 2001
--------------------------------------------------------------

Net sales for the quarter ended March 31, 2002 decreased $4.3 million or 25% to $12.8 million compared with $17.1 million in the year ago period. Domestic sales decreased $3.5 million or 31% to $8.0 million compared with $11.5 million in the year ago period principally as a result of a $3.4 million decline in indirect sales to the United States Postal Service (USPS) under a former national supply contract. Indirect sales to the USPS for the quarter ended March 31, 2002 decreased 76% to $1.1 million compared with $4.5 million in the year ago period. In March 2001, the USPS announced a freeze on all its capital spending due to a severe projected budget deficit. As a result, the Company has since experienced a material reduction in its USPS order rate. In addition, the USPS supply contract had expired on June 30, 2001 with no new contract being awarded. The Company has since been named as one of a number of pre-approved suppliers in the latest USPS published specification for video systems. International sales for the quarter ended March 31, 2002 decreased 14% to $4.8 million compared with $5.6 million in the year ago period.

Gross profit margins for the second quarter of fiscal 2002 decreased to 33.0% compared with 33.3% in the year ago period. The margin decline was principally due to the effect of fixed production costs relative to the quarter's lower sales.

Operating expenses for the second quarter of fiscal 2002 were $4.9 million or 38.1% of net sales compared with $5.6 million or 32.6% of net sales in the year ago period. The decrease in operating expenses principally resulted from a decline in sales related costs. The Company continued its investment in new product development, incurring $1.0 million of engineering and development expenses in the quarter.

The Company incurred an operating loss of $663,000 for the second fiscal quarter of 2002 compared with operating income of $108,000 in the year ago period principally as a result of lower sales.

In the prior year quarter, the Company realized a $618,000 gain ($408,000 net of tax effect) on the sale of its remaining equity interest in Chun Shin Electronics, Inc., a South Korean company which, among other things, manufactures certain of the Company's proprietary products.

Interest expense decreased to $78,000 for the second quarter of fiscal 2002 compared with $117,000 in the year ago period principally as a result of the paydown of bank borrowings.

The Company recorded an income tax benefit of $228,000 for the second quarter of fiscal 2002 compared with income tax expense of $242,000 in the year ago period.

As a result of the foregoing, the Company incurred a net loss of $467,000 for the second quarter of fiscal 2002 compared with net income of $418,000 in the year ago period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

Results of Operations
---------------------
Six Months Ended March 31, 2002 Compared with March 31, 2001
------------------------------------------------------------

Net sales for the six months ended March 31, 2002 decreased $8.1 million or 24% to $26.4 million compared with $34.5 million in the year ago period. Domestic sales decreased $7.5 million or 31% to $16.5 million compared with $24.0 million in the year ago period principally as a result of a $7.1 million decline in indirect sales to the United States Postal Service (USPS) under a former national supply contract. Indirect sales to the USPS for the six months ended March 31, 2002 decreased 77% to $2.2 million compared with $9.3 million in the year ago period. In March 2001, the USPS announced a freeze on all its capital spending due to a severe projected budget deficit. As a result, the Company has since experienced a material reduction in its USPS order rate. In addition, the USPS supply contract had expired on June 30, 2001 with no new contract being awarded. The Company has since been named as one of a number of pre-approved suppliers in the latest USPS published specification for video systems. International sales for the six months ended March 31, 2002 decreased 6% to $9.9 million compared with $10.5 million in the year ago period. The backlog of unfilled orders was $6.9 million at March 31, 2002 compared with $9.3 million at March 31, 2001.

Gross profit margins for the first six months of fiscal 2002 decreased to 33.0% compared with 33.6% in the year ago period. The margin decline was principally due to the effect of fixed production costs relative to the quarter's lower sales.

Operating expenses for the first six months of fiscal 2002 were $9.9 million or 37.3% of net sales compared with $11.1 million or 32.1% of net sales in the year ago period. The decrease in operating expenses principally resulted from a decline in sales related costs. The Company continued its investment in new product development, incurring $2.0 million of engineering and development expenses in the first six months of fiscal 2002.

The Company incurred an operating loss of $1.1 million for the first six months of 2002 compared with operating income of $535,000 in the year ago period principally as a result of lower sales.

In the prior year period, the Company realized a $3.0 million gain ($2.0 million net of tax effect) on the sale of its remaining equity interest in Chun Shin
Electronics, Inc., a South Korean company which, among other things, manufactures certain of the Company's proprietary products.

Interest expense decreased to $176,000 for the first six months of fiscal 2002 compared with $277,000 in the year ago period principally as a result of the paydown of bank borrowings.

The Company recorded an income tax benefit of $398,000 for the first six months of fiscal 2002 compared with income tax expense of $1.2 million in the year ago period.

As a result of the foregoing, the Company incurred a net loss of $814,000 for the first six months of fiscal 2002 compared with net income of $2.1 million in the year ago period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

Liquidity and Financial Condition
---------------------------------

Net cash used in operating activities was $1.6 million for the first six months of fiscal 2002 due in part to the $814,000 net loss for the period. Net cash used in investing activities was $307,000 for the first six months of fiscal 2002 relating to general capital expenditures. Net cash used in financing activities was $650,000, which represented scheduled repayments under bank mortgage and term loans. As a result of the foregoing, cash decreased by $2.5 million for the first six months of fiscal 2002 after the nominal effect of exchange rate changes on the cash position of the Company.

On February 12, 2002, the Company executed an amendment agreement with its bank that modified its unsecured revolving credit and term loan agreement to provide for a $5 million secured revolving credit facility through July 2004. Borrowings under such facility bear interest at the bank's prime rate or, at the Company's option, LIBOR plus 190 basis points (4.75% and 4.23%, respectively, at March 31, 2002). The amendment agreement grants the bank a security interest in all the assets of the Company and, among other things, effectively modified the financial covenants contained in all the existing loan and mortgage agreements with this bank. These covenants require the Company to maintain certain levels of earnings and ratios of debt service coverage and debt to tangible net worth.

The Company also maintains a bank overdraft facility of 1,000,000 Pounds Sterling (approximately $1,430,000) in the U.K. to support local working capital requirements of Vicon Industries Limited. At March 31, 2002, there were no outstanding borrowings under this facility.

The Company believes that it has sufficient cash and funds available under its credit agreements to meet its anticipated operating, capital expenditures and debt service requirements for at least the next twelve months. However, the Company has experienced reduced sales levels and operating losses in recent periods which, if continued, could limit the Company's ability to draw upon its bank credit facilities.

Critical Accounting Policies
----------------------------
The Company's significant accounting policies are fully described in Note 1 to the Company's consolidated financial statements included in its September 30, 2001 Annual Report on Form 10-K. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, including monitoring and evaluating the quality of its component suppliers, its warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from its estimates, revisions to the estimated warranty liability may be required.

The Company writes down its inventory for estimated obsolescence and slow moving inventory equal to the difference between the cost of inventory and the estimated net realizable market value based upon assumptions about future demand and market conditions. Technology changes and market conditions may render some of the Company's products obsolete and additional inventory write- downs may be required. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

The Company's ability to recover the reported amounts of deferred income tax assets is dependent upon its ability to generate sufficient taxable income in future and available carryback years during the periods over which net temporary tax differences become deductible. Should the Company determine in the future that it is not likely it will be able to realize the benefits of recorded deferred tax assets, a valuation allowance will need to be established that would result in the charge-off of previously reported tax benefits.

As further described in Note 7, the Company has not yet adopted the provisions of SFAS No. 142 and determined its possible effects on the Company's financial condition or results of operations. The Company continues to amortize its recorded goodwill over its original 10-year period and continues to evaluate impairment. The Company believes that its ability to recover the carrying amount of its goodwill is dependent upon, among other things, its ability to successfully complete the development and marketing of certain new product lines.

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

         The Company's annual meeting was held on May 7, 2002.


         Proposal 1:   Election of Directors.

         The following directors were elected by the votes indicated:

                                        For         Withheld
                                        ---         --------
         Kenneth M. Darby            3,988,649       379,160
         Arthur D. Roche             3,921,019       446,790

         The terms of the following directors continued after the meeting:

                    Milton F. Gidge
                    Peter F. Neumann
                    W. Gregory Robertson
                    Kazuyoshi Sudo



         Proposal 2: Amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock, par value $.01 per share, authorized for issuance from 10 million shares to 25 million shares.

         The proposal was approved by the votes indicated:

                          For          Against       Abstain
                          ---          -------       -------
                       3,751,756       603,793        12,260



         Proposal 3: Approval of the 2002 Incentive Stock Option Plan, covering 200,000 shares of Common Stock.

         The proposal was approved by the votes indicated:

                          For          Against       Abstain
                          ---          -------       -------
                       1,809,322       813,742        56,030

         Proposal 4: Approval of the 2002 Non-Qualified Stock Option Plan, covering 200,000 shares of Common Stock.

         The proposal was approved by the votes indicated:

                          For          Against       Abstain
                          ---          -------       -------
                       1,800,482       822,352        56,260



         Proposal 5:   Ratification of Auditors.

         The selection of auditors was approved by the votes indicated:

                          For          Against       Abstain
                          ---          -------       -------
                       4,237,549        39,900        90,360


ITEM 5 - OTHER INFORMATION
------   -----------------

         None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

         Exhibit
         Number         Description
         -------        -----------

           10           Material Contracts

                        (.1) Advice of Borrowing Terms between the Registrant
                             and National Westminster Bank PLC dated March 25, 2002.




         No Form 8-K was required to be filed during the current quarter.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



VICON INDUSTRIES, INC.





May 14, 2002




By:/s/ Kenneth M. Darby                    By:/s/ John M. Badke
-----------------------                    -----------------------
Kenneth M. Darby                           John M. Badke
Chairman and                               Vice President, Finance
Chief Executive Officer                    Chief Financial Officer