Form 10-Q
period 2002-06-30
VICON INDUSTRIES INC /NY/
filed 2002-08-14
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                    FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
 1934



For Quarter Ended  June 30, 2002                Commission File No.  1-7939
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


At June 30, 2002, the registrant had outstanding 4,670,762 shares of Common Stock, $.01 par value.

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


                                                 Three Months Ended
                                                 -------------------
                                             6/30/02                6/30/01
                                            --------               --------

Net sales.............................    $14,274,490            $16,081,123
Cost of sales.........................      9,212,820             10,615,933
                                          -----------            -----------

  Gross profit........................      5,061,670              5,465,190

Operating expenses:
    Selling expense...................      2,929,144              3,560,480
    General & administrative expense..        939,951              1,451,378
    Engineering & development expense.      1,095,889                976,067
                                          -----------            -----------
                                            4,964,984              5,987,925
                                          -----------            -----------

  Operating income (loss).............         96,686               (522,735)

Interest expense......................         81,757                111,516
Interest income.......................        (31,007)               (46,079)
                                          -----------            -----------

    Income (loss) before income taxes.         45,936               (588,172)
Income tax expense (benefit)..........         18,000               (214,000)
                                          -----------            -----------
    Net income (loss).................    $    27,936            $  (374,172)
                                          ===========            ===========



Earnings (loss) per share:

            Basic                         $   .01                $  (.08)
                                              ===                    ===

            Diluted                       $   .01                $  (.08)
                                              ===                    ===

Shares used in computing earnings (loss) per share:

            Basic                          4,669,526              4,648,983

            Diluted                        4,733,552              4,648,983




See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)

                                                   Nine Months Ended
                                                   -----------------
                                             6/30/02                6/30/01
                                            --------               --------

Net sales.............................    $40,671,462            $50,617,285
Cost of sales.........................     26,902,063             33,545,305
                                          -----------            -----------

  Gross profit........................     13,769,399             17,071,980

Operating expenses:
    Selling expense...................      8,765,022             10,109,821
    General & administrative expense..      2,934,704              4,075,726
    Engineering & development expense.      3,117,226              2,873,751
                                          -----------            -----------
                                           14,816,952             17,059,298
                                          -----------            -----------

  Operating (loss) income.............     (1,047,553)                12,682

Gain on sale of securities............           -                (3,022,579)
Interest expense......................        257,808                388,784
Interest income.......................       (138,971)              (129,830)
                                          -----------            -----------

    (Loss) income before income taxes.     (1,166,390)             2,776,307
Income tax (benefit) expense..........       (380,000)             1,010,000
                                          -----------            -----------
    Net (loss) income.................    $  (786,390)           $ 1,766,307
                                          ===========            ===========



(Loss) earnings per share:

            Basic                         $  (.17)               $   .38
                                              ===                    ===

            Diluted                       $  (.17)               $   .38
                                              ===                    ===

Shares used in computing (loss) earnings per share:

            Basic                          4,657,752              4,644,869

            Diluted                        4,657,752              4,648,924




See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

ASSETS                                                6/30/02       9/30/01
------                                               ---------      -------
                                                    (Unaudited)
CURRENT ASSETS
Cash and cash equivalents.......................   $ 5,937,536   $ 9,795,148
Accounts receivable (less allowance
  of $842,000 at June 30, 2002 and
  $1,115,000 at September 30, 2001).............    12,502,851    11,438,334
Inventories:
  Parts, components, and materials..............     2,795,467     2,518,782
  Work-in-process...............................     1,427,228     2,777,211
  Finished products.............................    12,122,816    11,800,197
                                                   -----------   -----------
                                                    16,345,511    17,096,190
Deferred income taxes...........................     2,076,724     1,420,372
Prepaid expenses................................       573,578       566,861
                                                   -----------   -----------
TOTAL CURRENT ASSETS............................    37,436,200    40,316,905
--------------------

Property, plant and equipment...................    16,905,720    16,371,853
Less accumulated depreciation and amortization..    (9,101,708)   (8,232,536)
                                                   -----------   -----------
                                                     7,804,012     8,139,317
Goodwill, net of accumulated amortization.......     1,422,219     1,571,058
Deferred income taxes...........................     1,228,073     1,366,625
Other assets....................................       447,159       531,660
                                                   -----------   -----------

TOTAL ASSETS....................................   $48,337,663   $51,925,565
------------                                       ===========   ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt............   $ 1,379,653   $ 2,144,727
Accounts payable................................     2,307,581     2,375,825
Accrued compensation and employee benefits......     1,409,952     1,789,401
Accrued expenses................................     1,550,488     2,227,825
Unearned service revenue........................     1,502,454     1,294,576
Income taxes payable............................       152,130       479,361
                                                    ----------    ----------
TOTAL CURRENT LIABILITIES                            8,302,258    10,311,715
-------------------------

Long-term debt..................................     3,275,703     3,498,099
Unearned service revenue........................     1,582,597     2,334,348
Other long-term liabilities.....................       843,732       883,356

SHAREHOLDERS' EQUITY
Common stock, par value $.01....................        48,239        47,565
Capital in excess of par value..................    21,759,456    21,542,541
Retained earnings...............................    13,523,052    14,309,442
                                                  ------------   -----------
                                                    35,330,747    35,899,548
Less treasury stock, at cost....................      (784,832)     (633,422)
Accumulated other comprehensive loss............      (212,542)     (368,079)
                                                  ------------   -----------
TOTAL SHAREHOLDERS' EQUITY                          34,333,373    34,898,047
--------------------------                        ------------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......   $48,337,663   $51,925,565
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


                                                        Nine Months Ended
                                                        -----------------
                                                      6/30/02        6/30/01
                                                      -------        -------
Cash flows from operating activities:
  Net (loss) income..............................  $  (786,390)   $ 1,766,307
  Adjustments to reconcile net (loss) income to
   cash (used in) provided by operating activities:
    Gain on sale of securities...................        -         (3,022,579)
    Depreciation and amortization................      835,848        846,031
    Goodwill amortization........................      148,839        142,744
    Stock compensation expense...................       23,287          -
    Deferred income taxes........................     (534,788)       413,956
    Change in assets and liabilities:
      Accounts receivable........................     (956,297)     4,831,133
      Inventories................................      828,414       (380,628)
      Prepaid expenses...........................       (4,506)       189,684
      Other assets...............................       84,501         46,210
      Accounts payable...........................      (74,671)    (1,226,348)
      Accrued compensation and employee benefits.     (380,205)      (311,508)
      Accrued expenses...........................     (683,700)       129,274
      Unearned service revenue...................     (543,873)       716,109
      Income taxes payable.......................     (326,188)       115,639
      Other liabilities..........................       10,339          1,624
                                                   ------------   ------------
       Net cash (used in) provided by
          operating activities...................   (2,359,390)     4,257,648
                                                   ------------   ------------

Cash flows from investing activities:
    Proceeds from sale of securities.............        -          3,289,813
    Additional acquisition costs.................        -           (162,500)
    Capital expenditures, net of disposals.......     (455,991)      (530,743)
                                                   ------------   ------------
       Net cash (used in) provided by
          investing activities...................     (455,991)     2,596,570
                                                   ------------   ------------

Cash flows from financing activities:
    Repayments of borrowings under U.S. bank
      credit agreement...........................        -         (1,500,000)
    Decrease in borrowings under U.K.
      revolving credit agreement.................        -           (127,655)
    Proceeds from exercise of stock options......       42,890         28,677
    Repayments of U.S. term loan.................     (675,000)      (675,000)
    Repayments of other debt.....................     (323,428)      (270,899)
                                                   ------------   ------------
       Net cash used in financing activities.....     (955,538)    (2,544,877)
                                                   ------------   ------------
Effect of exchange rate changes on cash..........      (86,693)       118,196
                                                   ------------   ------------

Net (decrease) increase in cash..................   (3,857,612)     4,427,537
Cash at beginning of year........................    9,795,148      2,115,118
                                                   ------------   ------------
Cash at end of period............................  $ 5,937,536    $ 6,542,655
                                                   ============   ============


See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------
                                  June 30, 2002
                                  -------------

Note 1:  Basis of Presentation
------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2001. Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2:  Earnings per Share
---------------------------
Basic earnings (loss) per share (EPS) is computed based on the weighted average number of common shares outstanding for the period. Diluted EPS reflects the maximum dilution that would have resulted from the exercise of stock options and incremental common shares issuable under a deferred compensation agreement. The following table provides the components of the basic and diluted EPS computations for the three month and nine month periods ended June 30, 2002 and 2001:

                                    Three Months              Nine Months
                                   Ended June 30,            Ended June 30,
                               -----------------------   ---------------------
                                  2002         2001         2002        2001
                               ----------   ----------   ----------   --------
Basic EPS Computation
---------------------
Net income (loss)...........  $   27,936    $ (374,172)  $ (786,390) $1,766,307

Weighted average
 shares outstanding.........   4,669,526     4,648,983    4,657,752   4,644,869

Basic earnings (loss)
 per share..................  $      .01    $     (.08)  $     (.17) $      .38
                              ==========    ==========   ==========  ==========

Diluted EPS Computation
-----------------------
Net income (loss)...........  $   27,936    $ (374,172)  $ (786,390) $1,766,307

  Weighted average
   shares outstanding.......   4,669,526     4,648,983    4,657,752   4,644,869
  Stock compensation
   arrangement..............      10,989         -            -           -
  Stock options.............      53,037         -            -           4,055
                              ----------    ----------   ----------  ----------

Diluted shares outstanding..   4,733,552     4,648,983    4,657,752   4,648,924

Diluted earnings (loss)
 per share..................  $      .01    $     (.08)  $     (.17) $      .38
                              ==========    ==========   ==========  ==========

For the nine month period ended June 30, 2002 and the three month period ended June 30, 2001, 60,330 and 2,585 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive.

Note 3:   Comprehensive Income
------------------------------
The Company's total comprehensive income for the three month and nine month periods ended June 30, 2002 and 2001 was as follows:

                                  Three Months              Nine Months
                                 Ended June 30,            Ended June 30,
                             -----------------------  -----------------------
                                2002         2001         2002        2001
                             ----------   ----------  -----------  ----------


Net income (loss)..........  $   27,936   $ (374,172) $ (786,390) $ 1,766,307
Other comprehensive income
 (loss), net of tax:
  Unrealized gain on
   securities..............       -            -           -       (1,554,962)
  Unrealized (loss) gain
   on derivatives..........     (52,811)       -          32,975       -
  Foreign currency
   translation adjustment...    258,075      (78,843)    122,562      (78,817)
                             ----------   ----------  ----------  -----------
Comprehensive income (loss). $  233,200   $ (453,015) $ (630,853) $   132,528
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

The Company evaluates performance and allocates resources based on, among other things, the net profit or loss for each segment, excluding intersegment sales and profits. Segment information for the three month and nine month periods ended June 30, 2002 and 2001 was as follows:


Three Months Ended
June 30, 2002           U.S.       Europe      Other     Consolid.    Totals
------------------   ----------  ----------  ---------  ----------   -------

Net sales to
 external customers $10,897,000  $2,853,000 $  524,000  $    -     $14,274,000
Intersegment
 net sales            1,184,000       -         10,000  (1,194,000)      -
Net income (loss)       340,000     116,000   (387,000)    (41,000)     28,000
Total assets         41,726,000   7,795,000  3,518,000  (4,701,000) 48,338,000

Three Months Ended
June 30, 2001           U.S.       Europe      Other     Consolid.    Totals
-------------------  ----------  ----------  ---------  ----------   -------

Net sales to
 external customers $11,387,000  $3,783,000 $  911,000 $     -    $16,081,000
Intersegment
 net sales            2,391,000       -        204,000 (2,595,000)      -
Net (loss) income      (255,000)   (206,000)   134,000    (47,000)   (374,000)
Total assets         45,096,000   7,888,000  3,756,000 (5,855,000) 50,885,000

Nine Months Ended
June 30, 2002           U.S.       Europe      Other     Consolid.    Totals
-------------------  ----------  ----------  ---------  ----------   -------

Net sales to
 external customers $28,650,000  $9,950,000 $2,071,000 $     -    $40,671,000
Intersegment
 net sales            5,530,000       -         76,000 (5,606,000)      -
Net (loss) income      (384,000)    535,000   (652,000)  (285,000)   (786,000)
Total assets         41,726,000   7,795,000  3,518,000 (4,701,000) 48,338,000

Nine Months Ended
June 30, 2001           U.S.       Europe      Other     Consolid.    Totals
-------------------  ----------  ----------  ---------  ----------   -------

Net sales to
 external customers $36,677,000 $11,157,000 $2,783,000 $     -    $50,617,000
Intersegment
 net sales            6,141,000       -        753,000 (6,894,000)      -
Net income (loss)     2,197,000     324,000   (624,000)  (131,000)  1,766,000
Total assets         45,096,000   7,888,000  3,756,000 (5,855,000) 50,885,000

The consolidating segment above includes the elimination and consolidation of intersegment transactions.

Note 5:   Gain on Sale of Securities
------------------------------------
During the nine months ended June 30, 2001, the Company realized a $3.0 million gain ($2.0 million net of tax effect) on the sale of its remaining equity interest in Chun Shin Electronics, Inc. (CSE), a South Korean company which manufactures certain of the Company's proprietary products.

Note 6:    Derivative Instruments
---------------------------------
At June 30, 2002, the Company had interest rate swaps and forward exchange contracts outstanding with notional amounts aggregating $3.3 million and $1.6 million, respectively, whose aggregate fair value was a liability of approximately $217,000. The change in the amount of the liability for these instruments is shown as a component of accumulated other comprehensive loss, net of tax.

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

Upon adoption on October 1, 2002, the Company will be required to assign its goodwill ($1.4 million at June 30, 2002, which relates to its acquisition of TeleSite U.S.A., Inc. in 1999) to "reporting units" as defined under SFAS No.
142. Goodwill assigned to each of the reporting units will be tested for impairment as of October 1, 2002 by comparing the carrying amount of the reporting units' net assets (including goodwill) to its fair value. The Company has six months from October 1, 2002 to complete this "first step" of this transitional goodwill impairment test. If the carrying amount of the net assets of a reporting unit (including goodwill) exceeds the fair value of that reporting unit, a "second step" of the transitional goodwill impairment test must be completed as soon as possible, but not later than September 30, 2003. Due to the complexities involved with the transitional provisions of SFAS No. 142, the Company has not yet completed its evaluation of the possible effects of its adoption of SFAS No. 142 on the Company's financial condition or results of operations.

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

On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities". SFAS No. 146 requires that a liability be recognized for costs associated with an exit or disposal activity only when the liability is incurred. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002. The Company has not determined the effect, if any, that the adoption of SFAS No. 146 will have on the Company's consolidated financial statements.


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

As of June 30, 2002, the Company was in compliance with the financial covenants of its debt agreements. Should violations occur in the future, the Company could, among other things, seek a waiver of such violations, renegotiate the credit agreement or seek an alternative credit arrangement with a new lender. There can be no assurance that the Company would be successful with these efforts.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

Results of Operations
---------------------
Three Months Ended June 30, 2002 Compared with June 30, 2001
------------------------------------------------------------

Net sales for the quarter ended June 30, 2002 decreased $1.8 million or 11% to $14.3 million compared with $16.1 million in the year ago period. Domestic sales decreased $.6 million or 5% to $10.2 million compared with $10.8 million in the year ago period. Indirect sales to the United States Postal Service (USPS) for the quarter ended June 30, 2002 decreased $2.9 million to $.6 million compared with $3.5 million in the year ago period. Other domestic sales for the current quarter increased by $2.4 million to $9.7 million compared with $7.3 million in the year ago period. Current quarter sales included $1.6 million of shipments in connection with a $2.3 million system order received in February 2002 for New York's JFK International Airport. International sales for the quarter ended June 30, 2002 decreased $1.2 million or 24% to $4.1 million compared with $5.3 million in the year ago period principally as a result of weak sales in Europe and the Middle East.

Gross profit margins for the third quarter of fiscal 2002 increased to 35.5% compared with 34.0% in the year ago period. The margin increase was principally the result of ongoing product cost reduction efforts.

Operating expenses for the third quarter of fiscal 2002 were $5.0 million or 34.8% of net sales compared with $6.0 million or 37.2% of net sales in the year ago period. The $1.0 million decrease in operating expenses was due principally to a reduction in sales payroll and related costs and the write- down of certain foreign assets included in the year ago period expense. The Company continued to invest in new product development, incurring $1.1 million of engineering and development expenses in the current quarter.

The Company generated operating income of $97,000 for the third fiscal quarter of 2002 compared with an operating loss of $523,000 in the year ago period principally as a result of the reduction in operating expenses.

Interest expense decreased to $82,000 for the third quarter of fiscal 2002 compared with $112,000 in the year ago period principally as a result of the paydown of bank borrowings.

Income tax expense was $18,000 for the third quarter of fiscal 2002 compared with an income tax benefit of $214,000 in the year ago period.

As a result of the foregoing, the Company generated net income of $28,000 for the third quarter of fiscal 2002 compared with a net loss of $374,000 in the year ago period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

Results of Operations
---------------------
Nine Months Ended June 30, 2002 Compared with June 30, 2001
-----------------------------------------------------------

Net sales for the nine months ended June 30, 2002 decreased $9.9 million or 20% to $40.7 million compared with $50.6 million in the year ago period. Domestic sales decreased $8.0 million or 23% to $26.8 million compared with $34.8 million in the year ago period principally as a result of a $10.0 million decline in indirect sales to the United States Postal Service (USPS) under an exclusive supply contract that expired on June 30, 2001. Indirect sales to the USPS for the nine months ended June 30, 2002 decreased 79% to $2.8 million compared with $12.8 million in the year ago period. Other domestic sales for the current year period increased by $2 million to $24 million compared with $22 million in the year ago period. Current year period sales included $1.6 million of shipments in connection with a $2.3 million system order received in February 2002 for New York's JFK International Airport. International sales for the nine months ended June 30, 2002 decreased $1.9 million or 12% to $13.9 million compared with $15.8 million in the year ago period principally as a result of weak sales in Europe and the Middle East. The backlog of unfilled orders was $4.7 million at June 30, 2002 compared with $8.3 million at June 30, 2001.

Gross profit margins for the first nine months of fiscal 2002 increased to 33.9% compared with 33.7% in the year ago period. The margin increase was principally the result of ongoing product cost reduction efforts offset by the effect of fixed production costs relative to the current period's lower sales.

Operating expenses for the first nine months of fiscal 2002 were $14.8 million or 36.4% of net sales compared with $17.1 million or 33.7% of net sales in the year ago period. The $2.3 million decrease in operating expenses was due principally to a reduction in sales payroll and related costs and the write-down of certain assets included in the year ago period expense. The Company continued to invest in new product development, incurring $3.1 million of engineering and development expenses in the first nine months of fiscal 2002.

The Company incurred an operating loss of $1.0 million for the first nine months of 2002 compared with operating income of $13,000 in the year ago period principally as a result of lower sales.

In the prior year period, the Company realized a $3.0 million gain ($2.0 million net of tax effect) on the sale of its remaining equity interest in Chun Shin
Electronics, Inc., a South Korean company which, among other things, manufactures certain of the Company's proprietary products.

Interest expense decreased to $258,000 for the first nine months of fiscal 2002 compared with $389,000 in the year ago period principally as a result of the paydown of bank borrowings.

The Company recorded an income tax benefit of $380,000 for the first nine months of fiscal 2002 compared with income tax expense of $1.0 million in the year ago period.

As a result of the foregoing, the Company incurred a net loss of $786,000 for the first nine months of fiscal 2002 compared with net income of $1.8 million in the year ago period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

Liquidity and Financial Condition
---------------------------------
Net cash used in operating activities was $2.4 million for the first nine months of fiscal 2002 due in part to the $786,000 net loss for the period. Net cash used in investing activities was $456,000 for the first nine months of fiscal 2002 relating to general capital expenditures. Net cash used in financing activities was $956,000, which represented scheduled repayments under bank mortgage and term loans. As a result of the foregoing, cash decreased by $3.9 million for the first nine months of fiscal 2002 after the nominal effect of exchange rate changes on the cash position of the Company.

On February 12, 2002, the Company executed an amendment agreement with its bank that modified its unsecured revolving credit and term loan agreement to provide for a $5 million secured revolving credit facility through July 2004. Borrowings under such facility bear interest at the bank's prime rate or, at the Company's option, LIBOR plus 190 basis points (4.75% and 3.76%, respectively, at June 30, 2002). The amendment agreement grants the bank a security interest in all the assets of the Company and, among other things, effectively modified the financial covenants contained in all the existing loan and mortgage agreements with the bank. These covenants require the Company to, among other things, maintain certain levels of earnings and ratios of debt service coverage and debt to tangible net worth. At June 30, 2002, there were no outstanding borrowings under this facility.

The Company also maintains a bank overdraft facility of 1 million Pounds Sterling (approximately $1,520,000) in the U.K. to support local working capital requirements of Vicon Industries Limited. At June 30, 2002, there were no outstanding borrowings under this facility.

Current and long-term debt maturing in the three months ended September 30, 2002 and in each of the subsequent fiscal years approximates $332,000 for the three months ended September 30, 2002, $1,300,000 in 2003, $316,000 in 2004, $324,000
in 2005, $330,000 in 2006 and $2,053,000 thereafter.

The Company believes that it has sufficient cash and funds available under its credit agreements to meet its anticipated operating, capital expenditures and debt service requirements for at least the next twelve months. However, the Company has experienced reduced sales levels and operating losses in past periods which, if continued, could limit the Company's ability to draw upon its bank credit facilities.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------
Statements in this Report on Form 10-Q and other statements made by the Company or its representatives that are not strictly historical facts including, without limitation, statements included herein under the captions "Results of
Operations" and "Liquidity and Financial Condition" are "forward- looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 that should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. The forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance and/or achievements of the Company to differ materially from any future results, performance or achievements, express or implied, by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, and that in light of the significant uncertainties inherent in forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company also assumes no obligation to update its forward- looking statements or to advise of changes in the assumptions and factors on which they are based.

                                     PART II

ITEM 1 - LEGAL PROCEEDINGS
------   -----------------

         The Company has no material outstanding litigation.

ITEM 2 - CHANGES IN SECURITIES
------   ---------------------

         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
------   -------------------------------

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

         None

ITEM 5 - OTHER INFORMATION
------   -----------------

         None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

         Exhibit
         Number         Description
         -------        ------------
          99.1          Certification pursuant to 18 U.S.C. Section 1350, as
                        adopted pursuant to Section 906 of the Sarbanes-Oxley
                        Act of 2002.

          99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



         No Form 8-K was required to be filed during the current quarter.

                                   Signatures
                                   ----------
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



VICON INDUSTRIES, INC.





August 14, 2002




By:/s/ Kenneth M. Darby                    By:/s/ John M. Badke
-----------------------                    -----------------------
Kenneth M. Darby                           John M. Badke
Chairman and                               Vice President, Finance
Chief Executive Officer                    Chief Financial Officer