Form 10-K
period 2002-09-30
VICON INDUSTRIES INC /NY/
filed 2002-12-30
CIK 310056

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:
September 30, 2002                               Commission File No.  1-7939
----------------------------------------------                      -----------

                                VICON INDUSTRIES, INC.
-------------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

            NEW YORK                                        11-2160665
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          identification No.)

89 Arkay Drive, Hauppauge, New York                                   11788
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:            (631) 952-2288
--------------------------------------------------------------------------------

                SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

                SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, Par Value $.01
                          ----------------------------
                                (Title of class)

                             American Stock Exchange
                             -----------------------
                   (Name of each exchange on which registered)

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

The aggregate market value of Common Stock held by non-affiliates of the registrant as of December 13, 2002 was approximately $17,200,000.

The number of shares outstanding of the registrant's Common Stock as of December 13, 2002 was 4,642,062.

                                     PART I
                                     ------
ITEM 1 - BUSINESS
-----------------
General
-------
Vicon Industries, Inc. ("the Company"), incorporated in 1967, designs, manufactures, assembles and markets a wide range of video systems and system components used for security, surveillance, safety and control purposes by a broad group of end users. A video system is typically a private network that can transmit and receive video, audio and data signals in accordance with the operational needs of the user. The Company's primary business focus is the design of digital video systems and components that it produces and sells worldwide, primarily to installing dealers, system integrators, government entities and distributors.

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

Products
--------
The Company's product line consists of approximately 700 products, of which about half represent model variations. The Company's product line consists of various elements of a video system, including digital video transmission and recording systems, video cameras, display units (monitors), video recorders, matrix switching equipment for video distribution, digital video and signal processing units (which perform character generation, video encoding, multi screen display, video insertion, intrusion detection, source identification and alarm processing), motorized zoom lenses, remote robotic cameras, system controls, environmental camera enclosures and consoles for system assembly. The Company provides a full line of products due to the many varied climatic and operational environments in which the products are expected to perform. In addition to selling from a standard catalog line, the Company at times produces to specification or will modify an existing product to meet a customer's requirements.

The Company's products range in price from $10 for a simple camera mounting bracket to several hundred thousand dollars (depending upon configuration) for a large digital control and video matrix switching system.

Marketing
---------
The Company's marketing emphasizes engineered video system solutions which includes system design, project management, technical training and support. The Company promotes and markets its products through industry trade shows worldwide, product brochures and catalogues, direct mailings to existing and prospective customers, product videos, website promotions, in-house training seminars for customers and end users, road shows which preview new systems and system components, and advertising through trade and end user magazines and the Company's internet web site. The Company's products are sold principally to over 1,000 independent dealers, system integrators and distributors. Sales are made principally by field sales engineers and inside customer service representatives. The Company's sales effort is supported by in-house customer service coordinators and technical support groups which provide product information, application engineering, design detail, field project management, and hardware and software technical support.

The Company's products are employed in video system installations by: (1) commercial and industrial users, such as office buildings, manufacturing plants, warehouses, apartment complexes, shopping malls and retail stores; (2) federal, state, and local governments for national security purposes, municipal facilities, prisons, and military installations; (3) financial institutions, such as banks, clearing houses, brokerage firms and depositories, for security purposes; (4) transportation departments for highway traffic control, bridge and tunnel monitoring, and airport, subway, bus and seaport security and surveillance; (5) gaming casinos, where video surveillance is often mandated by regulatory authorities; and (6) health care facilities, such as hospitals, particularly psychiatric wards and intensive care units. In fiscal 2002, 2001 and 2000, indirect sales to the United States Postal Service approximated $3.5 million, $15.2 million and $22.8 million, respectively.

The Company's principal sales offices are located in Hauppauge, New York; Fareham, England; Zaventem, Belgium; and New Territories, Hong Kong.

International Sales
-------------------
The Company sells its products in Europe and the Middle East through its U.K. based subsidiary, in China through its Hong Kong subsidiary and elsewhere outside the U.S. principally by direct export from its U.S. based parent company. Sales are made to installing dealers or independent distributors which, outside of Europe and China, typically assume the responsibility for warranty repair as well as sales and marketing costs to promote the Company's product line. The Company has a few territorial exclusivity agreements with customers but primarily uses a wide range of installation companies and distributors in international markets. In Australia, Japan and Norway, the Company permits independent sales representatives to use the Company's name for marketing purposes.

Direct export sales and sales from the Company's foreign subsidiaries amounted to $18.3 million, $20.5 million and $19.6 million or 34%, 31% and 26% of consolidated net sales in fiscal years 2002, 2001, and 2000, respectively. Export sales are generally made through a wholly owned subsidiary, Vicon
Industries Foreign Sales Corporation, a tax advantaged foreign sales corporation. The Company's principal foreign markets are Europe, the Middle East and the Pacific Rim, which together accounted for approximately 88 percent of international sales in fiscal 2002.

Competition
-----------
The Company operates in a highly competitive marketplace both domestically and internationally. The Company competes by providing high-end video systems and system components that incorporate broad capability together with high levels of customer service and technical support. Generally, the Company does not compete based on price alone.

The Company's principal engineered video systems competitors include the following companies or their affiliates: Checkpoint Systems, Inc., Matsushita (Panasonic), Pelco Sales Company, Philips Communications and Security Systems, Inc., the Tyco Fire and Security division of Tyco International, GE Interlogix, Inc. and Honeywell's Ultrak, Inc. division. Many additional companies, both domestic and international, produce products that compete against one or more of the Company's system components. In addition, some consumer video electronic companies or their affiliates, including Matsushita (Panasonic), Mitsubishi Electric Corporation, Sanyo Electric Co., Ltd. and Sony Corporation, compete with the Company for the sale of video products and systems. Almost all of the Company's competitors are larger companies whose financial resources and scope of operations are substantially greater than the Company's.

Engineering and Development
---------------------------
The Company's engineering and development is focused on new and improved video systems and system components. In recent years, the trend of product development and demand within the video security and surveillance market has been toward the application of digital video technology, specifically toward the compression, transmission, storage and display of digital video. As the demands of the Company's target market segment requires the Company to keep pace with changes in technology, the Company has focused its engineering effort in these developing areas. During the past three years, the Company substantially increased its product development expenditures to meet the accelerating market shift to network capable (digital) video systems. Development projects are chosen and prioritized based on direct customer feedback, the Company's analysis as to the needs of the marketplace, anticipated technological advances and market research.

The Company employs a total of 46 engineers in the following areas: software development, mechanical design, manufacturing/testing and electrical and circuit design. Engineering and development expense amounted to approximately 8%, 6% and 5% of net sales in fiscal 2002, 2001 and 2000, respectively.

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

Intellectual Property
---------------------
The Company owns, and has pending, a limited number of design and utility patents expiring at various times. The Company has certain trademarks registered and several other trademark applications pending both in the United States and in Europe. Most of the Company's key products employ proprietary software which is protected by copyright. However, the laws of certain foreign countries do not protect intellectual property rights to the same extent or in the same manner as the laws of the U.S. The Company has no licenses, franchises or concessions with respect to any of its products or business dealings. The Company does not deem the limited number of its patents or its lack of licenses, franchises and concessions to be of substantial significance or to have a material effect on its business. The Company does, however, consider its proprietary software to be unique and is a principal element in the differentiation of the Company's products from its competition.

Inventories
-----------
The Company generally maintains sufficient finished goods inventory levels to respond to unanticipated customer demand, since most sales are to installing dealers and contractors who normally do not carry any significant inventory. The Company principally builds inventory to known or anticipated customer demand. In addition to normal safety stock levels, certain additional inventory levels may be maintained for products with long purchase and manufacturing lead times. The Company believes that it is important to carry adequate inventory levels of parts, components and products to avoid production and delivery delays that detract from its sales effort.

Backlog
-------
The backlog of orders believed to be firm as of September 30, 2002 and 2001 was approximately $4.2 million and $6.3 million, respectively. Orders are generally cancelable without penalty at the option of the customer. The Company prefers that its backlog of orders not exceed its ability to fulfill such orders on a timely basis, since experience shows that long delivery schedules only encourage the Company's customers to look elsewhere for product availability.

Employees
---------
At September 30, 2002, the Company employed 235 full-time employees, of whom 6 are officers, 55 administrative, 101 in sales and technical service capacities, 46 in engineering, and 27 production employees. At September 30, 2001, the Company employed 251 persons. There are no collective bargaining agreements with any of the Company's employees and the Company considers its relations with its employees to be good.

ITEM 2 - PROPERTIES
-------------------
The Company principally operates from an 80,000 square-foot facility located at 89 Arkay Drive, Hauppauge, New York, which it owns. The Company also owns a 14,000 square-foot sales, service and warehouse facility in southern England which services the U.K., Europe and the Middle East. In addition, the Company operates under leases from offices in Zaventem, Belgium; Yavne, Israel; Hong Kong and various offices in mainland China.


ITEM 3 - LEGAL PROCEEDINGS
--------------------------
None


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
None

                                     PART II
                                     -------

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
         MATTERS
         -------

The Company's stock is traded on the American Stock Exchange (AMEX) under the symbol (VII). The following table sets forth for the periods indicated, the range of high and low prices for the Company's Common Stock on AMEX:

          Quarter
           Ended            High        Low
          -------           ----        ---
          Fiscal 2002
          -----------
          December          5.0100      2.7500
          March             6.0500      3.7000
          June              4.1500      3.2600
          September         3.8000      2.5200

          Fiscal 2001
          -----------
          December          3.3125      1.6875
          March             2.7500      1.8125
          June              2.7000      1.7000
          September         6.5000      2.0200




The last sale price of the Company's Common Stock on December 13, 2002 as reported on AMEX was $3.70 per share. As of December 13, 2002, there were approximately 300 shareholders of record.

The Company has never declared or paid cash dividends on its Common Stock and anticipates that any earnings in the foreseeable future will be retained to finance the growth and development of its business.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------



FISCAL YEAR                 2002        2001        2000      1999       1998
                            ----        ----        ----      ----       ----

                                  (in thousands, except per share data)

Net sales                 $54,168     $65,365     $74,624   $73,414    $63,310
Gross profit               18,218      21,686      23,054    25,779     21,960
Operating income (loss)    (2,180)       (418)      1,993     7,893      6,869
Income (loss) before
  income taxes             (2,349)      2,307       1,589     7,442      5,810
Net income (loss)          (1,579)      1,497         961     4,760      5,810
Earnings (loss) per share:
  Basic                      (.34)        .32         .21      1.05       1.61
  Diluted                    (.34)        .32         .21      1.01       1.50
Total assets               47,426      51,926      53,918    49,899     44,386
Long-term debt              3,040       3,498       7,090     5,799      7,002
Working capital            27,827      30,005      33,365    29,049     27,642
Property, plant and
  equipment (net)           7,666       8,139       8,502     8,053      7,137

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

RESULTS OF OPERATIONS
---------------------

Fiscal Year 2002 Compared with 2001
-----------------------------------
Net sales for 2002 decreased $11.2 million or 17% to $54.2 million compared with $65.4 million in 2001. Domestic sales decreased $9.0 million or 20% to $35.9 million compared with $44.9 million in 2001. Indirect sales to the United States Postal Service (USPS) decreased $11.7 million to $3.5 million in 2002 compared with $15.2 million in 2001. Other domestic sales for 2002 increased by $2.7 million or 9% to $32.4 million compared with $29.7 million in 2001. Current year sales included $1.6 million of shipments in connection with a $2.3 million system order received in February 2002 for New York's JFK International Airport. International sales decreased $2.2 million or 11% to $18.3 million compared with $20.5 million in 2001 principally as a result of lower sales in Europe and the Middle East. The backlog of unfilled orders was $4.2 million at September 30, 2002 compared with $6.3 million at September 30, 2001.

Gross profit margins for 2002 increased slightly to 33.6% compared with 33.2% in 2001. The margin increase was principally the result of ongoing product cost reduction efforts offset by the effect of fixed production costs relative to the current year's lower sales.

Operating expenses for 2002 were $20.4 million or 37.7% of net sales compared with $22.1 million or 33.8% of net sales in 2001. Selling, general and administrative expenses decreased by $2.0 million, including $1.2 million of selling costs and $.8 million of administrative expenses. The Company continued to invest in new product development in 2002, incurring $4.4 million of engineering and development expenses compared with $4.1 million in 2001.

The Company incurred an operating loss of $2.2 million in 2002 compared with a loss of $418,000 in 2001 principally as a result of lower sales.

Interest expense decreased $158,000 to $340,000 for 2002 compared with $498,000 in 2001 principally as a result of the paydown of bank borrowings. Interest income decreased by $30,000 in 2002 as a result of decreases in market interest rates.

In the prior year, the Company realized a $3.0 million gain ($2.0 million net of tax effect) on the sale of its remaining equity interest in Chun Shin Electronics, Inc. (CSE), a South Korean company which, among other things, manufactures certain of the Company's proprietary products.

The Company recorded an income tax benefit of $770,000 for 2002 compared with income tax expense of $810,000 in 2001.

As a result of the foregoing, the Company incurred a net loss of $1.6 million for 2002 compared with net income of $1.5 million in 2001.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

RESULTS OF OPERATIONS
---------------------
Fiscal Year 2001 Compared with 2000
-----------------------------------
Net sales for 2001 decreased $9.2 million or 12% to $65.4 million compared with $74.6 million in 2000. Domestic sales decreased $10.1 million or 18% to $44.9 million principally as a result of a $7.6 million decline in indirect sales to the United States Postal Service (USPS) under a national supply contract. Indirect sales to the USPS decreased 33% to $15.2 million in 2001 compared with $22.8 million in 2000. In March 2001, the USPS announced an immediate freeze on all its capital spending due to a severe projected budget deficit. As a result, the Company has since experienced a material reduction in its USPS order rate. In addition, the USPS supply contract had expired on June 30, 2001 with no new contract being awarded. The Company has since been named as a pre-approved supplier in the latest USPS published specification for video systems. International sales increased $.9 million or 5% to $20.5 million primarily as a result of increased sales in Europe. The backlog of unfilled orders was $6.3 million at September 30, 2001 compared with $8.4 million at September 30, 2000.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------
Net cash provided by operating activities was $1.9 million for 2002 due primarily to a $1.2 million decrease in accounts receivable and a $3.7 million decrease in inventories as a result of lower sales. Such increases in cash were offset, in part, by the $1.6 million net loss for the year and the reduction of certain operating liabilities. Net cash used in investing activities was $477,000 for 2002 principally relating to general capital expenditures. Net cash used in financing activities was $1.3 million in 2002, which primarily represented scheduled repayments of bank mortgage and term loans. As a result of the foregoing, cash decreased by $23,000 for 2002 after the effect of exchange rate changes on the cash position of the Company.

On February 12, 2002, the Company executed an amendment agreement with its bank that modified its unsecured revolving credit and term loan agreement to provide for a $5 million secured revolving credit facility through July 2004. Borrowings under such facility bear interest at the bank's prime rate or, at the Company's option, LIBOR plus 190 basis points (4.75% and 3.71%, respectively, at September 30, 2002). The amendment agreement grants the bank a security interest in all the assets of the Company and, among other things, effectively modified the financial covenants contained in all the existing loan and mortgage agreements with the bank. These covenants require the Company to, among other things, maintain certain levels of earnings, working capital and ratios of debt service coverage and debt to tangible net worth.

On September 30, 2002, the Company executed a second amendment to its credit agreement which, among other things, waives the Company's obligation to comply with all financial covenants contained in the agreements so long as there are no outstanding borrowings under the revolving credit facility and the Company maintains a compensating balance equal to the sum of the then outstanding term loan principal balance and outstanding banker acceptances. At this time, the Company does not anticipate that it will be obligated to comply with these amended covenants in the near term. The amendment agreement further waived the Company's obligation to comply with all financial covenants contained in mortgage loans with the same bank. At September 30, 2002 and 2001, there were no outstanding borrowings under this facility.

The Company also maintains a bank overdraft facility of 1 million Pounds Sterling (approximately $1,570,000) in the U.K. to support local working capital requirements of Vicon Industries Limited. This facility expires in March 2003. At September 30, 2002, there were no outstanding borrowings under this facility.

Current and long-term debt maturing in each of the fiscal years subsequent to September 30, 2002 approximates $1,304,000 in 2003, $320,000 in 2004, $329,000 in 2005, $335,000 in 2006, $316,000 in 2007 and $1,740,000 thereafter.

The Company occupies certain facilities, or is contingently liable, under operating leases that expire at various dates through 2008. The leases, which cover periods from three to eight years, generally provide for renewal options at specified rental amounts. The aggregate operating lease commitment at September 30, 2002 was $746,000 with minimum rentals for the fiscal years shown as follows: 2003 - $313,000; 2004 - $272,000; 2005 - $97,000; 2006 - $24,000;
2007 - $24,000; 2008 and thereafter - $16,000.

The Company entered into certain consulting and incentive compensation agreements that provide for the payout of up to $810,000 of fees and compensation upon the completion and sale of a specified number of units of a newly developed product line.

The Company believes that it has sufficient cash to meet its anticipated operating, capital expenditures and debt service requirements for at least the next twelve months. The Company has experienced reduced sales levels and incurred operating losses in recent periods which, if continued, could limit the Company's ability to draw upon its bank credit facilities if needed.

Critical Accounting Policies
----------------------------
The Company's significant accounting policies are fully described in Note 1 to the consolidated financial statements included in Part IV. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured. As it relates to product sales, revenue (including shipping and handling fees) is generally recognized when products are sold and title is passed to the customer. Under arrangements that involve the sale of product combined with the provision of services, revenue is generally recognized for each element of the arrangement upon delivery or performance provided that (i) the undelivered element is not essential to the functionality of the delivered element and (ii) there is objective evidence of the fair value of the undelivered elements. Advance service billings under a national supply contract with one customer are deferred and recognized as revenues on a pro rata basis over the term of the service agreement. Shipping and handling costs are included in cost of sales.

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

The Company writes down its inventory for estimated obsolescence and slow moving inventory equal to the difference between the cost of inventory and the estimated net realizable market value based upon assumptions about future demand and market conditions. Technology changes and market conditions may render some of the Company's products obsolete and additional inventory write-downs may be required. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

The Company assesses the recoverability of the carrying value of its long-lived assets, including identifiable intangible assets with finite useful lives, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company evaluates the recoverability of such assets based upon the expectations of undiscounted cash flows from such assets. If the sum of the expected future undiscounted cash flows were less than the carrying amount of the asset, a loss would be recognized for the difference between the fair value and the carrying amount.

The Company's ability to recover the reported amounts of deferred income tax assets is dependent upon its ability to generate sufficient taxable income during the periods over which net temporary tax differences become deductible. The Company has incurred operating losses in the past two fiscal years. Should such losses continue in the future, the Company may determine that it is not likely it will be able to realize the benefits of recorded deferred tax assets, and a valuation allowance will need to be established that would result in the charge-off of previously reported tax benefits.

As further described in Note 1, the Company has not yet adopted the provisions of SFAS No. 142 as of September 30, 2002 and determined its possible effects on the Company's financial condition or results of operations. The Company continued to amortize its recorded goodwill over its original 10-year period as of September 30, 2002 and also evaluated impairment through that same period using undiscounted cash flows.

New Accounting Standards Not Yet Adopted
----------------------------------------
In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized but, instead, tested for impairment at least annually in accordance with the provisions of the Statement. SFAS No. 142 will also require that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets", as discussed below.

The Company adopted SFAS No. 142 on October 1, 2002 and is required to assign its goodwill ($1.4 million at September 30, 2002, which relates to its acquisition of TeleSite U.S.A., Inc. in 1999) to "reporting units" as defined under SFAS No. 142. Goodwill assigned to each of the reporting units will be tested for impairment as of October 1, 2002 by comparing the carrying amount of the reporting units' net assets (including goodwill) to its fair value. The Company has six months from October 1, 2002 to complete this "first step" of this transitional goodwill impairment test. If the carrying amount of the net assets of a reporting unit (including goodwill) exceeds the fair value of that reporting unit, a "second step" of the transitional goodwill impairment test must be completed as soon as possible, but not later than September 30, 2003. Due to the complexities involved with the transitional provisions of SFAS No. 142, the Company has not yet completed its evaluation of the possible effects of its adoption of SFAS No. 142 on the Company's financial condition or results of operations. However, it is reasonably possible that the adoption of SFAS No. 142 will result in an impairment charge to goodwill of up to $1.4 million, which would be reported as a cumulative effect change in accounting principle.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which supersedes SFAS No. 121. SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill will be evaluated for impairment under SFAS No. 142, as discussed above. The Company adopted SFAS No. 144 on October 1, 2002, which did not have an impact on its consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities". SFAS No. 146 requires that a liability be recognized for costs associated with an exit or disposal activity only when the liability is incurred. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a material impact on its consolidated financial statements.

In November 2002, the Emerging Issues Task Force (EITF) finalized its tentative consensus on EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables", which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently analyzing the impact of its adoption on the Company's financial statements.

Foreign Currency Activity
-------------------------
The  Company's  foreign  exchange   exposure  is  principally   limited  to  the
relationship of the U.S. dollar to the British pound sterling, the Euro, the Israeli shekel and the Japanese yen.

Sales by the Company's U.K. based subsidiary to customers in Europe and the Middle East are made in British Pounds Sterling (Pounds) or Eurodollars (Euros). In fiscal 2002, approximately $5.7 million of products were sold by the Company to its U.K. based subsidiary for resale. In past years, the Pound and the Euro have weakened against the U.S. dollar, thus increasing the cost of U.S. sourced product sold by this subsidiary. The Company attempts to minimize its currency exposure on intercompany sales through the purchase of forward exchange contracts.

The Company's Israeli based subsidiary incurs Shekel based operating expenses which, in recent years, have been funded by the Company in U.S. dollars. In the recent year, the Company purchased forward exchange contracts to minimize its currency exposure on these expenses.

Japanese sourced products denominated in Japanese yen accounted for approximately 2% and 6% of component and finished product purchases in fiscal 2002 and 2001, respectively. The Company attempts to minimize its currency exposure on these purchases through the purchase of forward exchange contracts. The Company also attempts to reduce the impact of an unfavorable exchange rate condition through cost reductions from its suppliers and shifting product sourcing to suppliers transacting in more stable and favorable currencies.

As of September 30, 2002, the Company had interest rate swaps and forward exchange contracts outstanding with notional amounts aggregating $3.0 million and $2.6 million, respectively, whose aggregate fair value was a liability of approximately $304,000.

In general, the Company seeks lower costs from suppliers and enters into forward exchange contracts to mitigate short-term exchange rate exposures. However, there can be no assurance that such steps will be effective in limiting long-term foreign currency exposure.

Market Risk Factors
-------------------
The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. The Company has a policy that prohibits the use of currency derivatives or other financial instruments for trading or speculative purposes.

The Company enters into forward exchange contracts to hedge certain foreign currency exposures and minimize the effect of such fluctuations on reported earnings and cash flow (see "Foreign Currency Activity", Note 1 "Derivative Instruments" and "Fair Value of Financial Instruments" to the accompanying financial statements). At September 30, 2002, the Company's foreign currency exchange risks included a $1.9 million intercompany accounts receivable balance due from the Company's U.K. based subsidiary and a nominal Japanese Yen denominated trade accounts payable liability due to inventory suppliers. Such assets and liabilities are short term and will be settled in fiscal 2003. The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant.

At September 30, 2002, a 10% strengthening or weakening of the U.S. dollar versus the British Pound would result in a $186,000 decrease or increase, respectively, in the intercompany accounts receivable balance. Such foreign currency exchange risk at September 30, 2002 has been substantially hedged by forward exchange contracts.

At September 30, 2002, the Company had $3.0 million of outstanding floating rate bank debt which was covered by interest rate swap agreements that effectively convert the foregoing floating rate debt to stated fixed rates (see "Note 6. Long-Term Debt" to the accompanying financial statements). Thus, the Company has substantially no net interest rate exposures on these instruments. However, the Company had approximately $979,000 of floating rate bank debt that is subject to interest rate risk as it was not covered by interest rate swap agreements. The Company does not believe that a 10% fluctuation in interest rates would have a material effect on its consolidated financial position and results of operations.

Related Party Transactions
--------------------------
Refer to Item 13 and "Note 11. Related Party Transactions" to the accompanying financial statements.

Inflation
---------
The impact of inflation on the Company has been minimal in recent years as the rate of inflation remains low. However, inflation continues to increase costs to the Company. As operating expenses and production costs increase, the Company seeks price increases to its customers to the extent permitted by market conditions.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
-----------------------------------------------------------------------------
1995
----

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
See Part IV, Item 15, for an index to consolidated financial statements and financial statement schedules.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------
None

                                    PART III
                                    --------

ITEM 10 - DIRECTORS AND OFFICERS OF THE REGISTRANT
--------------------------------------------------

The Officers and Directors of the Company are as follows:

           Name              Age      Position
      Kenneth M. Darby        56      Chairman of the Board, President and
                                           Chief Executive Officer
      John M. Badke           43      Vice President, Finance and Chief
                                        Financial Officer
      John L. Eckman          53      Vice President, Sales
      Peter A. Horn           47      Vice President, Operations
      Bret M. McGowan         37      Vice President, Marketing
      Yacov A. Pshtissky      51      Vice President, Technology and Development
      Milton F. Gidge         73      Director
      Peter F. Neumann        68      Director
      W. Gregory Robertson    59      Director
      Arthur D. Roche         64      Director
      Kazuyoshi Sudo          60      Director



The business experience, principal occupations and employment, as well as period of service, of each of the officers and directors of the Company during at least the last five years are set forth below.


Kenneth M. Darby - Chairman of the Board, President and Chief Executive Officer. Mr. Darby has served as Chairman of the Board since April 1999, as Chief Executive Officer since April 1992 and as President since October 1991. He has served as a director since 1987. Mr. Darby also served as Chief Operating Officer and as Executive Vice President, Vice President, Finance and Treasurer of the Company. He joined the Company in 1978 as Controller after more than nine years at Peat Marwick Mitchell & Co., a public accounting firm. Mr. Darby's current term on the Board ends in May 2005.

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

Milton F. Gidge - Director. Mr. Gidge has been a director of the Company since 1987. He is a retired director and executive officer of Lincoln Savings Bank for which he served from 1976 to 1994 as Chairman, Credit Policy. He also served as a director of Interboro Mutual Indemnity Insurance Co., a general casualty insurance company, from 1980 to 2001 and as a director of Intervest Bancshares Corporation, a regional bank holding company, from 1988 to 2001. His current term on the Board ends in May 2004.

Peter F. Neumann - Director. Mr. Neumann has been a director of the Company since 1987. He is the retired President of Flynn-Neumann Agency, Inc., an insurance brokerage firm. Mr. Neumann's current term on the Board ends in May 2003.

W. Gregory Robertson - Director. Mr. Robertson has been a director of the Company since 1991. He is President of TM Capital Corporation, a financial services company which he founded in 1989. From 1985 to 1989, he was employed by Thomson McKinnon Securities, Inc. as head of investment banking and public finance. Mr. Robertson's current term on the Board ends in May 2004.

Arthur D. Roche - Director. Mr. Roche has been a director of the Company since 1992. He served as Executive Vice President and co-participant in the Office of the President of the Company from August 1993 until his retirement in November 1999. For the six months prior to that time, Mr. Roche provided consulting services to the Company. In October 1991, Mr. Roche retired as a partner of Arthur Andersen & Co., an international accounting firm which he joined in 1960. His current term on the Board ends in May 2005.

Kazuyoshi Sudo - Director. Mr. Sudo has been a director of the Company since 1987. Mr. Sudo is President and Chief Executive Officer of Toyo Management, Inc., a consulting firm which he founded in 2001. Previously, Mr. Sudo was Chief Executive Officer of CBC (America) Corp., a distributor of electronic, chemical and optical products, from 1996 to 2001 and a director of its parent company, CBC Co., Ltd. Mr. Sudo's current term on the Board ends in May 2003.

There are no family relationships between any director, executive officer, officer or person nominated or chosen by the Company to become a director or officer.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------
Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended September 30, 2002 and certain written representations, no person, who, at any time during the year ended September 30, 2002 was a director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the year ended September 30, 2002.

ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------
The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during 2002, 2001 and 2000 by the Chief Executive Officer and the Company's most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during any such year.


                                    SUMMARY COMPENSATION TABLE
                                    --------------------------

                                                                            Long-Term Compensation
                                                                     ---------------------------------
                                                                              Awards          Payouts
                                                                     ------------------------ --------
                                    Annual Compensation              Restricted   Securities
Name and                                              All Other        Stock      Underlying   LTIP
Principal Position  Year   Salary ($)   Bonus ($)    Compensation      Award      Options (#)  Payouts
------------------  ----   ----------  ----------    ------------    ----------   ------------ -------
Kenneth M. Darby    2002    $310,000   $ 75,000 (1)  $  3,000 (3)        -           -            -
 Chairman and       2001     285,000     75,000 (1)     3,000 (3)        -           -            -
  Chief Executive   2000     285,000     42,271 (1)     3,000 (3)      50,813 (4)    -            -
   Officer

Henry B. Murray     2002    $   -      $   -         $    -              -           -            -
 Executive          2001     184,615       -           87,179 (5)        -           -            -
  Vice President    2000     100,000     40,000 (2)       -              -           -            -


(1) Represents cash bonus which was approved by the Board of Directors upon the recommendation of its Compensation Committee.

(2)   Represents minimum guaranteed bonus for fiscal 2000.

(3)   Represents life insurance policy payment.

(4) Represents deferred compensation benefit of 8,130 shares of Common Stock which is being held by the Company in Treasury and which vest upon the expiration of Mr. Darby's employment agreement in October 2004, or earlier upon certain occurrences including his death, involuntary termination or a change in control of the Company. The value of such stock is based on the fair market value on the date of grant. At September 30, 2002, the quoted market value of such shares approximated $25,000. No dividends can be paid on such shares.

(5) Represents lump-sum severance payout pursuant to Mr. Murray's separation from the Company effective August 31, 2001.


Stock Options
-------------
There were no options granted to the aforementioned executive officers during fiscal 2002.






               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
               -----------------------------------------------
                        AND FISCAL YEAR-END OPTION VALUES
                        ---------------------------------

                                                   At September 30, 2002
                                               ----------------------------
                                                 Number of
                                                 Securities     Value of
                                                 Underlying    Unexercised
                                                Unexercised   In-the-money
                                                  Options      Options (2)
                     Shares                     -----------   ------------
                    Acquired       Value        Exercisable/  Exercisable/
     Name          On Exercise  Realized (1)   Unexercisable Unexercisable
-----------------  -----------  ------------   ------------- --------------

Kenneth M. Darby       -0-          -0-         6,462/15,077    -0-/-0-

Henry B. Murray        -0-          -0-         -0-/-0-         -0-/-0-


(1) Calculated based on the difference between the closing quoted market prices per share at the dates of exercise and the exercise prices.

(2) Calculated based on the difference between the closing quoted market price ($3.10) and the exercise price.

Employment Agreements
---------------------
Mr. Darby has entered into an employment agreement with the Company that provides for an annual salary of $310,000 through fiscal year 2004. This agreement provides for payment in an amount up to three times his average annual compensation for the previous five years if there is a change in control of the Company without Board of Director approval (as defined in the agreement).

Directors' Compensation and Term
--------------------------------
Non-employee directors are compensated at an annual rate of $16,000 for regular Board meetings and $1,000 per committee meeting attended in person or by teleconference. Employee directors are not compensated for Board or committee meetings. Directors may not stand for reelection after age 70, except that any director may serve one additional three-year term after age 70 with the unanimous consent of the Board of Directors.

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

                       Board Compensation Committee Report
                       -----------------------------------
The Compensation Committee's compensation policies applicable to the Company's officers for 2002 were to pay a competitive market price for the services of such officers, taking into account the overall performance and financial capabilities of the Company and the officer's individual level of performance.

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

This graph compares the return of $100 invested in the Company's stock on October 1, 1997, with the return on the same investment in the AMEX U.S. Market Index and the AMEX Technology Index.












(The following table was represented by a chart in the printed material)




                       Vicon                AMEX U.S.       Amex Technology
Date               Industries, Inc.       Market Index            Index
----               ----------------       ------------       ---------------

10/01/97                100                    100                 100
10/01/98                 85                     94                 121
10/01/99                 84                    121                 206
10/01/00                 39                    149                 241
10/01/01                 41                    108                 195
10/01/02                 37                    101                 121

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
The following sets forth information as to each person, known to the Company to be a "beneficial owner" (as defined in regulations of the Securities and Exchange Commission) of more than five percent of the Company's Common Stock outstanding as of December 13, 2002 and the shares beneficially owned by the Company's Executive Officers and Directors and by all Executive Officers and Directors as a group.

   Name and Address                   Number of Shares
   of Beneficial Owner                Beneficially Owned (1)       % of Class
   -------------------                ----------------------       ----------
   CBC Co., Ltd.
    and affiliates
   2-15-13 Tsukishima
   Chuo-ku
   Tokyo, Japan 104                        543,715                     11.5%

   Dimensional Fund Advisors
   1299 Ocean Avenue
   Santa Monica, CA 90401                  320,900 (7)                  6.8%

   Chu S. Chun
   C/O I.I.I. Companies, Inc.
   915 Hartford Turnpike
   Shrewsbury, MA 01545                    299,457 (2)                  6.3%
******************************************************************************
   C/O Vicon Industries, Inc.

   Kenneth M. Darby                        257,059 (3)                  5.4%
   Arthur D. Roche                         146,601 (4)                  3.1%
   Peter F. Neumann                         17,072 (5)                    *
   W. Gregory Robertson                     13,847 (5)                    *
   Milton F. Gidge                          13,698 (5)                    *
   Kazuyoshi Sudo                            9,000                        *

 Total all Executive Officers and
   Directors as a group (6 persons)        457,277 (6)                  9.7%

 * Less than 1%.




(1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment control over the shares of stock owned.
(2) Mr. Chun has voting and dispositive control over 299,457 shares but disclaims beneficial ownership as to all but 48,400 shares. 195,657 shares are owned by the International Industries, Inc. Profit Sharing Plan and 103,800 shares are owned by Mr. Chun and immediate family members.
(3)   Includes currently exercisable options to purchase 6,967 shares.
(4) Includes 50,000 shares held by Mr. Roche's wife, 15,000 shares held by their children and currently exercisable options to purchase 1,947 shares.
(5)   Includes currently exercisable options to purchase 1,947 shares.
(6)   Includes currently exercisable options to purchase 14,755 shares.
(7) Dimensional Fund Advisors had voting and investment control over 320,900 shares as investment advisor and manager for various mutual funds and other clients. These shares are beneficially owned by such mutual funds or other clients.

EQUITY COMPENSATION PLAN INFORMATION
------------------------------------
At September 30, 2002
                                                             Number of securities
                    Number of securities   Weighted average  remaining available for
                    to be issued upon      exercise price    future issuance under
                    exercise of            of outstanding    equity compensation plans
                    outstanding options,   options, warrants (excluding securities
                    warrants and rights    and rights        reflected in column (a))

Plan category               (a)                  (b)                   (c)
------------------  -------------------    ----------------  ------------------------
Equity compensation
plans approved by
security holders          218,172               $3.24                438,141

Equity compensation
plans not approved
by security holders          -                    -                     -

Total                     218,172               $3.24                438,141



EQUITY COMPENSATION GRANT NOT APPROVED BY SECURITY HOLDERS
----------------------------------------------------------
Through September 30, 2002, the Company's Chief Executive Officer was provided a deferred compensation benefit aggregating 70,647 shares of common stock currently held by the Company in treasury. Such shares vest upon the expiration of the executive's employment agreement in October 2004, or earlier under certain occurrences including his death, involuntary termination or a change in control of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
The Company and CBC Company, Ltd.(CBC), a Japanese corporation which beneficially owns 11.5% of the outstanding shares of the Company, have been conducting business with each other for approximately twenty-three years. During this period, CBC has served as a lender, a product supplier and sourcing agent, and a private label reseller of the Company's products. CBC has also acted as the Company's sourcing agent for the purchase of certain video products. In fiscal 2002, the Company purchased approximately $1.3 million of products and components from or through CBC. CBC competes with the Company in various markets, principally in the sale of video products and systems. Sales of all products to CBC were $409,000 in 2002. Kazuyoshi Sudo is a director of the Company and a former director of CBC and Chief Executive Officer of CBC (America) Corp., a U.S. subsidiary of CBC.

During fiscal year 2002, the Company entered into a royalty arrangement with CBC whereby CBC will license certain technology from the Company. The total amount of the arrangement is $200,000 and, as of September 30, 2002, the Company had not received any payments under this arrangement.

Mr. Chu S. Chun, who has beneficial voting control over 6.3% of the Common Stock of the Company, also beneficially owns a minority interest in Chun Shin Electronics, Inc., (CSE), a South Korean public company that manufactures certain of the Company's proprietary products. CSE also sells various security products, including the Company's products, principally within the South Korean market. In 2002, CSE sold approximately $2.1 million of products to the Company through International Industries, Inc. (I.I.I.), a U.S. based company controlled by Mr. Chun. I.I.I. arranges the importation of all the Company's product purchases from CSE. In addition, I.I.I. purchased approximately $399,000 of products directly from the Company during 2002 for resale to CSE.

ITEM 14 - CONTROLS AND PROCEDURES
---------------------------------
(a) Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                                     PART IV
                                     -------

ITEM 15 - EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND
----------------------------------------------------------------------------
          REPORTS ON FORM 8-K
          -------------------

(a) (1)  Financial Statements
         --------------------
         Included in Part IV, Item 15:

         Independent Auditors' Report

         Financial Statements:

            Consolidated Statements of Operations, fiscal years ended September 30, 2002, 2001, and 2000

            Consolidated Balance Sheets at September 30, 2002 and 2001

            Consolidated Statements of Shareholders' Equity, fiscal years ended September 30, 2002, 2001, and 2000

            Consolidated Statements of Cash Flows, fiscal years ended September 30, 2002, 2001, and 2000

            Notes to Consolidated Financial Statements, fiscal years ended September 30, 2002, 2001, and 2000

(a) (2)  Financial Statement Schedule
         ----------------------------
         Included in Part IV, Item 15:

         Schedule II - Valuation and Qualifying Accounts for the years ended September 30, 2002, 2001, and 2000

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

15(a)(3)          Exhibits                            Exhibit Number or
Exhibit                                               Incorporation by
Numbers     Description                               Reference to
-------     -----------                               -----------------

   3        (.1) Articles of Incorporation and        Incorporated by reference
                 By-Laws, as amended                  to the 1985 Annual Report
                                                      on Form 10-K; Form S-2
                                                      filed in Registration
                                                      Statement No.33-10435
                                                      and Exhibit A, B and C of
                                                      the 1987 Proxy Statement

            (.2) Amendment of the Certificate
                 of Incorporation dated May 7, 2002   3.2

   4             Instruments defining the rights of
                 security holders

            (.1) Rights Agreement dated December      Incorporated by reference
                 4, 2001 between the Registrant       to the 2001 Annual Report
                 and Computershare Investor Services  on Form 10-K

  10         Material Contracts

            (.1) Employment Contract dated            Incorporated by reference
                 October 1, 1999 between the          to the 1999 Annual Report
                 Registrant and Kenneth M. Darby      on Form 10-K

            (.2) Employment Contract dated April      Incorporated by reference
                 1, 2001 between Registrant           to the 2001 Annual Report
                 and John M. Badke                    on Form 10-K

            (.3) Employment Agreement dated October   Incorporated by reference
                 1, 2001 between Registrant and       to the 2001 Annual Report
                 Peter Horn                           on Form 10-K

            (.4) Employment Agreement dated October
                 1, 2001 between the Registrant and
                 Yacov Pshtissky                      10.4

            (.5) Employment Agreement dated April     Incorporated by reference
                 1, 2001 between Registrant and       to the 2001 Annual Report
                 John L.Eckman                        on Form 10-K

            (.6) Employment Agreement dated October   Incorporated by reference
                 1, 2001 between the Registrant and   to the 2001 Annual Report
                 Yigal Abiri                          on Form 10-K

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

            (.8) 1994 Incentive Stock Option Plan     Incorporated by reference
                                                      to the 1994 Annual Report
                                                      on Form 10-K

            (.9) 1994 Non-Qualified Stock Option      Incorporated by
                 Plan for Outside Directors           reference to the 1994
                                                      Annual Report on Form 10-K

                                                      Exhibit Number or
Exhibit                                               Incorporation by
Numbers     Description                               Reference to
-------     -----------                               -----------------

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

                                                      Exhibit Number or
Exhibit                                               Incorporation by
Numbers     Description                               Reference to
-------     -----------                               -----------------

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

           (.22) Advice of borrowing terms            Incorporated by
                 between the Registrant and           reference to the
                 National Westminster Bank PLC        March 31, 2002 filing
                 dated March 25, 2002                 on Form 10-Q

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

                                                      Exhibit Number or
Exhibit                                               Incorporation by
Numbers     Description                               Reference to
-------     -----------                               -----------------

         (.30) Amendment No. 1 to the Credit          Incorporated by reference
               Agreement between the Registrant       to the December 31, 2001
               and Washington Mutual Bank, FA         filing on Form 10-Q
               dated February 12, 2002

         (.31) Security Agreement between the         Incorporated by reference
               Registrant and Washington Mutual       to the December 31, 2001
               Bank, FA dated February 12, 2002       filing on Form 10-Q

         (.32) Amendment No. 2 to the Credit
               Agreement between the Registrant
               and Washington Mutual Bank, FA
               dated September 30, 2002               10.32


         (.33) 1999 Incentive Stock Option Plan       Incorporated by reference
                                                      to the 1999 Annual Report
                                                      on Form 10-K

         (.34) 1999 Non-Qualified Stock Option Plan   Incorporated by reference
                                                      to the 1999 Annual Report
                                                      on Form 10-K

         (.35) 2002 Incentive Stock Option Plan       10.35

         (.36) 2002 Non-Qualified Stock Option Plan   10.36


21       Subsidiaries of the Registrant               Incorporated by
                                                      reference to the Notes
                                                      to the Consolidated
                                                      Financial Statements

23       Independent Auditors' Consent                23

99       Additional Exhibits

         (.1) Certification pursuant to
              18 U.S.C. Section 1350, as adopted
              pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002              99.1

         (.2) Certification pursuant to
              18 U.S.C. Section 1350, as adopted
              pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002              99.2


No other exhibits are required to be filed.

15(b) - REPORTS ON FORM 8-K
---------------------------
No reports on Form 8-K were required to be filed during the last quarter of the period covered by this report.

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

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors and Shareholders
Vicon Industries, Inc.:

We have audited the consolidated financial statements of Vicon Industries, Inc. and subsidiaries (the "Company") as listed in Part IV, item 15(a)(1). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Part IV, item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vicon Industries, Inc. and subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                   /s/ KPMG LLP


Melville, New York
December 10, 2002

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              Fiscal Years Ended September 30, 2002, 2001 and 2000





                                          2002           2001           2000
                                          ----           ----           ----


Net sales                             $54,168,110    $65,364,558    $74,624,065
Cost of sales                          35,950,038     43,678,775     51,570,001
                                      ------------   ------------   ------------
    Gross profit                       18,218,072     21,685,783     23,054,064

Operating expenses:
 Selling expense                       11,833,103     13,025,115     13,117,039
 General and administrative expense     4,194,358      4,973,816      4,190,856
 Engineering and development expense    4,370,230      4,105,282      3,753,653
                                      ------------   ------------   ------------
                                       20,397,691     22,104,213     21,061,548
                                      ------------   ------------   ------------

    Operating income (loss)            (2,179,619)      (418,430)     1,992,516

Other expense (income):
 Interest expense                         339,587        497,597        816,017
 Gain on sale of securities                 -         (3,022,579)      (315,955)
 Interest and other income               (170,178)      (200,596)       (96,751)
                                      ------------   ------------   ------------
   Income (loss) before income taxes   (2,349,028)     2,307,148      1,589,205
Income tax expense (benefit)             (770,000)       810,000        628,000
                                      ------------   ------------   ------------

    Net income (loss)                 $(1,579,028)   $ 1,497,148    $   961,205
                                      ============   ============   ============



Earnings (loss) per share:

  Basic                                    $(.34)         $ .32          $ .21
                                           ======         =====          =====

  Diluted                                  $(.34)         $ .32          $ .21
                                           ======         =====          =====






See accompanying notes to consolidated financial statements.

                             VICON INDUSTRIES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                   September 30, 2002 and 2001

ASSETS                                                 2002             2001
------                                                 ----             ----
Current Assets:
  Cash and cash equivalents                        $ 9,771,804      $ 9,795,148
  Accounts receivable (less allowance of
   $1,077,000 in 2002 and $1,115,000 in 2001)       10,400,990       11,438,334
  Inventories:
    Parts, components, and materials                 2,802,779        2,518,782
    Work-in-process                                  1,275,057        2,777,211
    Finished products                                9,470,823       11,800,197
                                                   -----------      -----------
                                                    13,548,659       17,096,190
  Recoverable income taxes                           1,712,728           -
  Deferred income taxes                                673,574        1,420,372
  Prepaid expenses                                     496,399          566,861
                                                   -----------      -----------
                 Total current assets               36,604,154       40,316,905
Property, plant and equipment:
   Land                                              1,180,448        1,161,948
   Buildings and improvements                        5,509,211        5,394,076
   Machinery, equipment, and vehicles               10,307,470        9,815,829
                                                   -----------      -----------
                                                    16,997,129       16,371,853
   Less accumulated depreciation and amortization    9,331,102        8,232,536
                                                   -----------      -----------
                                                     7,666,027        8,139,317
Goodwill, net of accumulated amortization            1,372,606        1,571,058
Deferred income taxes                                1,283,784        1,366,625
Other assets                                           499,918          531,660
                                                   -----------      -----------
                                                   $47,426,489      $51,925,565
                                                   ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt             $ 1,304,227      $ 2,144,727
  Accounts payable                                   2,384,012        2,375,825
  Accrued compensation and employee benefits         1,837,519        1,789,401
  Accrued expenses                                   1,596,288        2,227,825
  Unearned service revenue                           1,514,121        1,294,576
  Income taxes payable                                 140,741          479,361
                                                   -----------      -----------
                 Total current liabilities           8,776,908       10,311,715

Long-term debt                                       3,040,061        3,498,099
Unearned service revenue                             1,267,337        2,334,348
Other long-term liabilities                            803,476          883,356

Commitments and contingencies - Note 10
Shareholders' equity:
  Common stock, par value $.01 per share
   authorized - 25,000,000 and 10,000,000 shares
    issued - 4,823,979 and 4,756,532 shares             48,239           47,565
  Capital in excess of par value                    21,760,002       21,542,541
  Retained earnings                                 12,730,414       14,309,442
                                                   -----------      -----------
                                                    34,538,655       35,899,548
  Treasury stock at cost, 172,417 shares
    in 2002 and 118,249 shares in 2001                (842,024)        (633,422)
  Accumulated other comprehensive income              (157,924)        (368,079)
                                                   -----------      -----------
                Total shareholders' equity          33,538,707       34,898,047
                                                   -----------      -----------
                                                   $47,426,489      $51,925,565
                                                   ===========      ===========

  See accompanying notes to consolidated financial statements.


                               VICON INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        Fiscal Years Ended September 30, 2002, 2001, and 2000


                                                                                      Accumulated   Total
                                                  Capital in                          other         share-
                                        Common    excess of    Retained     Treasury  comprehensive holders'
                              Shares    Stock     par value    earnings      Stock    income        equity
                              ------    ------    ----------   --------     --------  ------------- -----------

Balance September 30, 1999   4,654,760  $46,547  $21,343,676 $11,851,089  $(508,745)  $    15,784   $32,748,351

Comprehensive income:
  Net income                     -          -           -        961,205        -             -         961,205
  Foreign currency
    translation adjustment       -          -           -            -          -        (321,304)     (321,304)
  Unrealized gain on
    securities                   -          -           -            -          -       1,554,962     1,554,962
Total comprehensive income       -          -           -            -          -             -       2,194,863
Exercise of stock options       55,875      559      100,962         -      (46,352)          -          55,169
                             ---------   ------   ----------  ----------    --------   ----------   -----------
Balance September 30, 2000   4,710,635   47,106   21,444,638  12,812,294   (555,097)    1,249,442    34,998,383

Comprehensive income:
  Net income                     -          -            -     1,497,148        -             -       1,497,148
  Foreign currency
    translation adjustment       -          -            -           -          -         113,344       113,344
  Reclassification adjustment
    for gains on securities
    included in net income       -          -            -           -          -      (1,554,962)   (1,554,962)
  Unrealized loss on
    derivatives                  -          -            -           -          -        (175,903)     (175,903)
Total comprehensive income       -          -            -           -          -             -        (120,373)
Repurchases of common stock      -          -            -           -      (30,966)          -         (30,966)
Exercise of stock options       45,897      459       83,077         -      (47,359)          -          36,177
 Tax benefit from exercise
  of stock options               -          -         14,826         -          -             -          14,826
                             ---------   ------   ----------  ----------    --------   ----------   -----------
Balance September 30, 2001   4,756,532   47,565   21,542,541  14,309,442   (633,422)     (368,079)   34,898,047

Comprehensive income:
  Net loss                       -          -            -    (1,579,028)       -             -      (1,579,028)
  Foreign currency
    translation adjustment       -          -            -           -          -         234,973       234,973
  Unrealized loss on
    derivatives                  -          -            -           -          -         (24,818)      (24,818)
Total comprehensive income       -          -            -           -          -             -      (1,368,873)
Repurchases of common stock      -          -            -           -      (57,192)          -         (57,192)
Exercise of stock options       67,447      674      193,627         -     (151,410)          -          42,891
Tax benefit from exercise
  of stock options               -          -         23,834         -          -             -          23,834
                             ---------   ------   ----------  ----------  -----------  -----------  -----------
Balance September 30, 2002   4,823,979  $48,239  $21,760,002 $12,730,414  $ (842,024)  $ (157,924)  $33,538,707
                             =========  =======  =========== ===========  ==========   ===========  ===========


See accompanying notes to consolidated financial statements.



                             VICON INDUSTRIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Fiscal Years Ended September 30, 2002, 2001 and 2000

                                                     2002           2001           2000
                                                     ----           ----           ----
Cash flows from operating activities:
 Net income (loss)                               $(1,579,028)   $ 1,497,148       $961,205
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                   1,039,072      1,062,167      1,019,441
   Goodwill amortization                             198,452        193,543        200,659
   Deferred income taxes                             842,423         16,710     (1,145,081)
   Gain on sale of securities                           -        (3,022,579)      (315,955)
Change in assets and liabilities:
  Accounts receivable                              1,249,601      5,703,378     (3,667,310)
  Inventories                                      3,677,449      1,594,450      2,495,615
  Recoverable income taxes                        (1,712,728)         -              -
  Prepaid expenses                                    76,946        331,955       (283,892)
  Other assets                                        31,742        (65,070)       (57,594)
  Accounts payable                                   (10,842)      (566,837)    (1,060,362)
  Accrued compensation and employee benefits          41,304       (107,988)      (324,918)
  Accrued expenses                                  (650,517)       509,229         (6,536)
  Unearned service revenue                          (847,466)       782,756      1,982,288
  Income taxes payable                              (322,795)       157,723        147,195
  Other liabilities                                 (117,482)       (60,939)       (50,509)
                                                  ----------      ---------      ---------
  Net cash provided by (used in)
         operating activities                      1,916,131      8,025,646       (105,754)
                                                  ----------      ---------      ---------
Cash flows from investing activities:
    Capital expenditures                            (477,041)      (689,427)    (1,640,802)
    Proceeds from sale of securities                    -         3,289,813        347,473
    Acquisition, net of cash acquired                   -          (124,923)        -
                                                  ----------      ---------      ---------
        Net cash provided by (used in)
          investing activities                      (477,041)     2,475,463     (1,293,329)
                                                  ----------      ---------      ---------
Cash flows from financing activities:
    Repayments of U.S. term loan                    (900,000)      (900,000)      (900,000)
    Proceeds from exercise of stock options           42,891         51,004         75,518
    Decrease in borrowings under short-term
      revolving credit agreement                        -          (127,655)      (216,072)
    Repayments of long-term debt                    (421,453)      (360,605)      (342,274)
    Borrowings under mortgage loans                     -              -         1,200,000
    Increase (decrease) in borrowings under
      U.S. bank credit agreement                        -        (1,500,000)     1,500,000
    Repurchases of common stock                      (57,192)       (30,966)        -
                                                 -----------    -----------    -----------
        Net cash provided by (used in)
          financing activities                    (1,335,754)    (2,868,222)     1,317,172
                                                 -----------    -----------    -----------


Effect of exchange rate changes on cash             (126,680)        47,143        198,262
                                                 -----------    -----------    -----------
     Net increase (decrease) in cash                 (23,344)     7,680,030        116,351
     Cash at beginning of year                     9,795,148      2,115,118      1,998,767
                                                 -----------    -----------    -----------
     Cash at end of year                         $ 9,771,804    $ 9,795,148    $ 2,115,118
                                                 ===========    ===========    ===========


 Cash paid during the fiscal
  year for:
   Income taxes                                  $  676,857     $   435,566    $ 1,673,100
   Interest                                      $  356,022     $   512,354    $   717,355


See accompanying notes to consolidated financial statements.


VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years ended September 30, 2002, 2001, and 2000

NOTE 1.  Summary of Significant Accounting Policies
---------------------------------------------------
Nature of Business
------------------
The Company designs, manufactures, assembles and markets video systems and system components for use in security, surveillance, safety and control purposes by end users. The Company markets its products worldwide primarily to installing dealers, systems integrators, government entities and distributors.

Basis of Presentation
---------------------
The accompanying consolidated financial statements include the accounts of Vicon Industries, Inc. (the Company) and its wholly owned subsidiaries: Vicon Industries, Limited; TeleSite U.S.A., Inc. and subsidiary (Q.S.R. Ltd.); and Vicon Industries Foreign Sales Corp.; and its majority owned (60%) subsidiary, Vicon Industries (H.K.) Ltd., after elimination of intercompany accounts and transactions.

Revenue Recognition
-------------------
The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured. As it relates to product sales, revenue (including shipping and handling fees) is generally recognized when products are sold and title is passed to the customer. Under arrangements that involve the sale of product combined with the provision of services, revenue is generally recognized for each element of the arrangement upon delivery or performance provided that (i) the undelivered element is not essential to the functionality of the delivered element and (ii) there is objective evidence of the fair value of the undelivered elements. Advance service billings under a national supply contract with one customer are deferred and recognized as revenues on a pro rata basis over the term of the service agreement. Shipping and handling costs are included in cost of sales.

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

The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

Goodwill
--------
Goodwill represents the excess of the purchase price over the fair value assigned to net assets acquired in connection with the Company's acquisition of TeleSite U.S.A., Inc. in fiscal 1999. Such amount is being amortized on a straight-line basis over 10 years. Accumulated amortization amounted to $634,322 and $435,870 at September 30, 2002 and 2001, respectively.

Engineering and Development
---------------------------
Product engineering and development costs are charged to expense as incurred, and amounted to approximately $4,400,000, $4,100,000 and $3,800,000 in fiscal 2002, 2001, and 2000, respectively.

Earnings Per Share
------------------
The Financial Accounting Standards Board SFAS No. 128, "Earnings per Share" requires companies to present basic and diluted earnings per share (EPS). Basic EPS is computed based on the weighted average number of common shares outstanding. Diluted EPS reflects the maximum dilution that would have resulted from the exercise of stock options, warrants and incremental shares issuable under a deferred compensation agreement (see Note 9). In periods when losses are incurred, the effects of these securities would be antidilutive and, therefore, excluded from the computation of diluted EPS.

Foreign Currency Translation
----------------------------
The Company translates the financial statements of its foreign subsidiaries by applying the current rate method under which assets and liabilities are translated at the exchange rate on the balance sheet date, while revenues, costs, and expenses are translated at the average exchange rate for the reporting period. The resulting cumulative translation adjustment of $43,000 and $(192,000) at September 30, 2002 and 2001, respectively, is recorded as a component of shareholders' equity in accumulated other comprehensive income.

Income Taxes
------------
The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled (see Note 4). Deferred U.S. income taxes are not provided on undistributed earnings of foreign subsidiaries as the Company intends to reinvest such earnings indefinitely.

Product Warranties
------------------
The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, including monitoring and evaluating the quality of its component suppliers, its warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from its estimates, revisions to the estimated warranty liability may be required.

Derivative Instruments
----------------------
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments as either assets or liabilities in the statement of financial position based on their fair values. Changes in the fair values are required to be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For derivatives designated as effective cash flow hedges, changes in fair values are recognized in other comprehensive income. Changes in fair values related to fair value hedges as well as the ineffective portion of cash flow hedges are recognized in earnings.

The Company does not use derivative instruments for speculative or trading purposes. Derivative instruments are primarily used to manage exposures related to (i) transactions denominated in Japanese Yen, (ii) transactions with the Company's Europe and Israel based subsidiaries, and (iii) interest rate risk on certain variable rate indebtedness. To accomplish this, the Company uses certain contracts, primarily foreign currency forward contracts ("forwards") and interest rate swaps, which minimize cash flow risks from changes in foreign currency exchange rates and interest rates, respectively. These derivatives have been designated as cash flow hedges for accounting purposes.

As of September 30, 2002, the Company had interest rate swaps and forwards outstanding with notional amounts aggregating $3.0 million and $2.6 million, respectively, whose aggregate fair value was a liability of approximately $304,000. The change in the fair value of these derivatives for the year ended September 30, 2002, is reflected in other comprehensive income in the accompanying statement of shareholders' equity, net of tax. The forwards have maturities of less than one year and require the Company to exchange currencies at specified dates and rates. The interest rate swaps mature in the same amounts and over the same periods as the related debt. The Company considers the credit risk related to the interest rate swaps and the forwards to be low because such instruments are entered into only with financial institutions having high credit ratings and are generally settled on a net basis.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts for trade accounts and other receivables, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments. The carrying amounts of the Company's long-term debt instruments approximate fair value. The Company's interest rate swap agreements are carried at their fair market values (which was a liability of approximately $287,000 at September 30, 2002). This value represents the estimated amount the Company would need to pay if such agreements were terminated before maturity, principally resulting from market interest rate decreases. The fair value of the Company's foreign currency forward exchange contracts is estimated by obtaining quoted market prices. The contracted exchange rates on committed forward exchange contracts exceeded the market rates for similar term contracts by approximately $17,000 at September 30, 2002 (see Note 10).

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Accounting for Stock-Based Compensation
---------------------------------------
The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for its employee stock options. Under APB No. 25, compensation expense would be recorded if, on the date of grant, the market price of the underlying stock exceeded its exercise price. As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company has retained the accounting prescribed by APB No. 25 and presents the disclosure information prescribed by SFAS No. 123 in Note 7 to its consolidated financial statements.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, provisions for doubtful accounts receivable, net realizable value of inventory, warranty obligations and assessments of the recoverability of the Company's deferred tax assets and long-lived assets (including goodwill). Actual results could differ from those estimates.

Reclassifications
-----------------
Certain prior year amounts have been reclassified to conform to current year presentation.

New Accounting Standards Not Yet Adopted
----------------------------------------
In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized but, instead, tested for impairment at least annually in accordance with the provisions of the Statement. SFAS No. 142 will also require that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets and for Long-Lived Assets", as discussed below.

The Company adopted SFAS No. 142 on October 1, 2002 and is required to assign its goodwill ($1.4 million at September 30, 2002, which relates to its acquisition of TeleSite U.S.A., Inc. in 1999) to "reporting units" as defined under SFAS No. 142. Goodwill assigned to each of the reporting units will be tested for impairment as of October 1, 2002 by comparing the carrying amount of the reporting units' net assets (including goodwill) to its fair value. The Company has six months from October 1, 2002 to complete this "first step" of this transitional goodwill impairment test. If the carrying amount of the net assets of a reporting unit (including goodwill) exceeds the fair value of that reporting unit, a "second step" of the transitional goodwill impairment test must be completed as soon as possible, but not later than September 30, 2003. Due to the complexities involved with the transitional provisions of SFAS No. 142, the Company has not yet completed its evaluation of the possible effects of its adoption of SFAS No. 142 on the Company's financial condition or results of operations. However, it is reasonably possible that the adoption of SFAS No. 142 will result in an impairment charge to goodwill of up to $1.4 million, which would be reported as a cumulative effect change in accounting principle.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which supersedes SFAS No. 121. SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill will be evaluated for impairment under SFAS No. 142, as discussed above. The Company adopted SFAS No. 144 on October 1, 2002, which did not have an impact on its consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities". SFAS No. 146 requires that a liability be recognized for costs associated with an exit or disposal activity only when the liability is incurred. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a material impact on the Company's consolidated financial statements.

In November 2002, the Emerging Issues Task Force (EITF) finalized its tentative consensus on EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables", which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently analyzing the impact of its adoption on the Company's financial statements.

NOTE 2.  Sale of Marketable Securities
--------------------------------------
During fiscal years 2001 and 2000, the Company sold its minority ownership interest in Chun Shin Electronics, Inc. (CSE), a South Korean company which, among other things, manufactures certain of the Company's proprietary products. Realized gains from the sale of these securities were approximately $3,023,000 and $316,000 in fiscal years 2001 and 2000, respectively.

NOTE 3.  Short-Term Borrowings
------------------------------
The Company's Europe based subsidiary maintains a bank overdraft facility that provides for maximum borrowings of 1 million Pounds Sterling ($1,570,000) and is secured by all the assets of the subsidiary. This facility expires in March 2003. At September 30, 2002 and 2001, there were no outstanding borrowings under this facility and maximum borrowings during 2002 and 2001 amounted to approximately $915,000 and $618,000, respectively. The weighted-average interest rate on borrowings during these years was 4.05% in 2002 and 5.30% in 2001.

NOTE 4.  Income Taxes
---------------------
The components of income tax expense (benefit) for the fiscal years indicated are as follows:
                                  2002             2001             2000
                                  ----             ----             ----
     Federal:
      Current              $  (1,713,000)     $   353,000     $  1,411,000
      Deferred                   729,000           43,000       (1,043,000)
                           -------------      -----------     ------------
                                (984,000)         396,000          368,000

     State                      (179,000)         (19,000)          40,000
     Foreign                     393,000          433,000          220,000
                           -------------      -----------     ------------
      Total income tax
       expense(benefit)    $    (770,000)     $   810,000     $    628,000
                           =============      ===========     ============

A reconciliation of the U.S. statutory tax rate to the Company's effective tax rate follows:

                                2002                 2001                 2000
                                ----                 ----                 ----
                          Amount   Percent      Amount  Percent      Amount  Percent
                          ------   -------      ------  -------      ------  -------

U.S. statutory tax     $  (799,000)  34.0%   $  784,000   34.0%   $  540,000   34.0%
State tax, net of
  federal benefit          (56,000)   2.4         -         -         26,000    1.6
Goodwill amortization       67,000   (2.8)       65,000    2.8        68,000    4.3
Other                       18,000   (0.8)      (39,000)  (1.7)       (6,000)  (0.4)
                       -----------  ------   ----------  ------   ----------  ------
   Effective Tax Rate  $  (770,000)  32.8%   $  810,000   35.1%   $  628,000   39.5%
                       ===========  ======   ==========  ======   ==========  ======

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at September 30, 2002 and 2001 are presented below:

                                                     2002             2001
                                                     ----             ----
Deferred tax assets:
  Inventories                                     $  247,000       $1,001,000
  Deferred compensation accruals                     161,000          152,000
  Allowance for doubtful
    accounts receivable                              469,000          462,000
  Unearned service revenue                           886,000        1,030,000
  Unrealized loss on derivatives                     113,000           92,000
  Other                                              224,000          184,000
                                                  ----------       ----------
    Total deferred tax assets                      2,100,000        2,921,000

Deferred tax liabilities:
  Cash surrender value of officers'
    life insurance                                    83,000           81,000
  Other                                               60,000           53,000
                                                  ----------      -----------
   Total deferred tax liabilities                    143,000          134,000
                                                  ----------      -----------
Net deferred tax assets and liabilities           $1,957,000      $ 2,787,000
                                                  ----------      -----------

For income tax purposes, the Company had available at September 30, 2002, a tax effected net operating loss carryback of approximately $1.7 million included in recoverable income taxes, which the Company anticipates carrying back to offset taxable income reported in the allowable carryback periods.

The Company's ability to recover the reported amounts of deferred income tax assets is dependent upon its ability to generate sufficient taxable income during the periods over which net temporary tax differences become deductible. The Company has incurred operating losses in the past two fiscal years. Should such losses continue in the future, the Company may determine that it is not likely it will be able to realize the benefits of recorded deferred tax assets, and a valuation allowance will need to be established that would result in the charge-off of previously reported tax benefits. However, at this time, management believes (although there can be no assurance) that it is more likely than not that the Company will realize the benefits of reported deferred tax assets.

Pretax domestic income (loss) amounted to approximately $(2,845,000), 1,383,000 and $1,079,000 in fiscal years 2002, 2001 and 2000, respectively. Pretax foreign income amounted to approximately $496,000, $924,000 and $510,000 in fiscal years 2002, 2001 and 2000, respectively.

NOTE 5.  Long-Term Debt
-----------------------
Long-term debt is comprised of the following at September 30, 2002 and 2001:

                                                 2002               2001
                                              ----------         ----------
  U.S. bank term loan                         $  825,000         $1,725,000
  U.S. bank mortgage loans                     3,123,597          3,393,462
  U.K. bank term loan                            359,789            410,373
  Other                                           35,902            113,991
                                              ----------         -----------
                                               4,344,288          5,642,826
  Less current maturities                      1,304,227          2,144,727
                                              ----------         ----------
                                              $3,040,061         $3,498,099
                                              ==========         ==========
In July 1998, the Company entered into a $14 million unsecured revolving credit and term loan agreement with a bank that included a $9.5 million revolving credit facility that was scheduled to expire in July 2002. On February 12, 2002, the Company executed an amendment agreement with its bank that modified its unsecured revolving credit and term loan agreement to provide for a $5 million secured revolving credit facility through July 2004. Borrowings under such facility bear interest at the bank's prime rate or, at the Company's option, LIBOR plus 190 basis points (4.75% and 3.71%, respectively, at September 30, 2002). The amendment agreement grants the bank a security interest in all the assets of the Company and, among other things, effectively modified the financial covenants contained in all the existing loan and mortgage agreements with the bank. These covenants require the Company to, among other things, maintain certain levels of earnings, working capital and ratios of debt service coverage and debt to tangible net worth.

On September 30, 2002, the Company executed a second amendment to its credit agreement which, among other things, waives the Company's obligation to comply with all financial covenants contained in the agreements so long as there are no outstanding borrowings under the revolving credit facility and the Company maintains a compensating balance equal to the sum of the then outstanding term loan principal balance and outstanding banker acceptances. The amendment agreement further waived the Company's obligation to comply with all financial covenants contained in mortgage loans with the same bank. At September 30, 2002 and 2001, there were no outstanding borrowings under this facility.

The agreement also provided a $4.5 million five-year term loan payable in equal monthly installments through July 2003, with interest at LIBOR plus 100 basis points. In September 1998, the Company entered into an interest rate swap agreement with the same bank at the time to effectively convert the foregoing floating rate long-term loan to a fixed rate loan. Subsequently, such bank sold its local operations, including the Company's loans, to another bank while retaining the Company's interest rate swap agreement. This agreement effectively fixes the Company's interest rate on its $4.5 million term loan at 6.74%. The interest rate swap agreement matures in the same amounts and over the same periods as the related term loan.

In January 1998, the Company entered into an aggregate $2.9 million mortgage and term loan agreement with a bank to finance the purchase of its principal operating facility. Such agreement includes a $2,512,000 ten-year mortgage loan payable in monthly installments through January 2008, with a $1,188,000 payment due at the end of the term. The agreement also provides a $388,000 five-year term loan payable in monthly installments through January 2003, with a $138,500 payment due at the end of the term. Both loans bear interest at the bank's prime rate minus 1.35%. The loans are secured by a first mortgage on the property and fixtures. At the same time, the Company entered into interest rate swap agreements with the same bank at the time to effectively convert the foregoing floating rate long-term loans to fixed rate loans. Subsequently, such bank sold its local operations, including the Company's loans, to another bank while retaining the Company's interest rate swap agreements. These agreements effectively fix the Company's interest rate on its $2,512,000 mortgage loan at 7.79% and its $388,000 term loan at 7.70%. The interest rate swap agreements mature in the same amounts and over the same periods as the related mortgage and term loans.

In October 1999, the Company entered into a $1.2 million mortgage loan agreement with its bank to finance the expansion of its principal operating facility. The loan is payable in equal monthly principal installments through January 2008, with a $460,000 payment due at the end of the term. The loan bears interest at the bank's prime rate minus 160 basis points (3.15% and 4.40% at September 30, 2002 and 2001, respectively) or, at the Company's option, LIBOR plus 100 basis points (2.81% and 3.60% at September 30, 2002 and 2001, respectively).

In April 1997, the Company's Europe based subsidiary entered into a ten-year 500,000 pound sterling (approximately $785,000) bank term loan. The term loan is payable in equal monthly installments with interest at a fixed rate of 9%. The loan is secured by a first mortgage on the subsidiary's property and contains restrictive covenants which, among other things, require the subsidiary to maintain certain levels of net worth, earnings and debt service coverage.

Current and long-term debt maturing in each of the fiscal years subsequent to September 30, 2002 approximates $1,304,000 in 2003, $320,000 in 2004, $329,000 in 2005, $335,000 in 2006, $316,000 in 2007 and $1,740,000 thereafter.


NOTE 6.  Segment and Related Information
----------------------------------------
The Company operates in one industry which encompasses the design, manufacture, assembly and marketing of video systems and system components for the electronic protection segment of the security industry. The Company manages its business segments primarily on a geographic basis. The Company's principal reportable segments are comprised of its United States (U.S.) and United Kingdom (Europe) based operations. Its U.S. based operations consist of Vicon Industries, Inc., the Company's corporate headquarters and principal operating entity. Its Europe based operations consist of Vicon Industries Limited, a wholly owned subsidiary which markets and distributes the Company's products principally within Europe. Other segments include the operations of Vicon Industries (H.K.), Ltd., a Hong Kong based majority owned subsidiary which markets and distributes the Company's products principally within Hong Kong and mainland China and TeleSite U.S.A., Inc. and subsidiary, a U.S. and Israeli based developer and producer of digital video systems.

The Company evaluates performance and allocates resources based on, among other things, the net profit for each segment, which excludes intersegment sales and profits. Segment information for the fiscal years ended September 30, 2002, 2001 and 2000 is as follows:



2002                       U.S.        Europe      Other   Consolidating   Totals
----                    ----------   ----------  --------- -------------   ------
Net sales to
 external customers    $38,726,000 $13,078,000 $ 2,364,000  $   -       $54,168,000
Intersegment
 net sales               6,432,000       -         403,000      -         6,835,000
Net income (loss)       (1,155,000)    593,000    (649,000)  (368,000)   (1,579,000)
Interest expense           263,000     218,000      24,000   (165,000)      340,000
Interest income            355,000       -           -       (185,000)      170,000
Depreciation and
 amortization              760,000     103,000     176,000    199,000     1,238,000
Total assets            40,785,000   7,196,000   3,278,000 (3,833,000)   47,426,000
Capital expenditures   $   293,000  $   21,000 $   163,000      -       $   477,000



2001                       U.S.        Europe      Other   Consolidating   Totals
----                    ----------   ----------  --------- -------------   ------
Net sales to
 external customers    $47,409,000 $14,572,000  $3,384,000  $   -       $65,365,000
Intersegment
 net sales               8,160,000       -         736,000      -         8,896,000
Net income (loss)        1,749,000     979,000  (1,041,000)  (190,000)    1,497,000
Interest expense           440,000     208,000      18,000   (168,000)      498,000
Interest income            348,000       -           -       (147,000)      201,000
Depreciation and
 amortization              780,000     158,000     124,000    194,000     1,256,000
Total assets            44,996,000   8,841,000   3,691,000 (5,602,000)   51,926,000
Capital expenditures   $   296,000  $  227,000  $  166,000      -       $   689,000



2000                       U.S.        Europe      Other   Consolidating   Totals
----                    ----------   ----------  --------- -------------   ------
Net sales to
 external customers    $59,488,000 $10,846,000  $4,290,000  $   -       $74,624,000
Intersegment
 net sales               6,301,000       -       1,248,000      -         7,549,000
Net income (loss)        1,241,000     461,000    (540,000)  (201,000)      961,000
Interest expense           672,000     205,000      62,000   (123,000)      816,000
Interest income            243,000       -           -       (146,000)       97,000
Depreciation and
 amortization              766,000     168,000      85,000    201,000     1,220,000
Total assets            48,277,000   5,813,000   3,598,000 (3,770,000)   53,918,000
Capital expenditures   $ 1,094,000  $  115,000  $  432,000      -       $ 1,641,000


The consolidating segment information presented above includes the elimination and consolidation of intersegment transactions.

Net sales and long-lived assets related to operations in the United States and other foreign countries for the fiscal years ended September 30, 2002, 2001, and 2000 are as follows:

                                       2002             2001            2000
                                       ----             ----            ----
Net sales
 U.S.                             $39,255,000      $48,339,000     $61,096,000
Foreign                            14,913,000       17,026,000      13,528,000
                                  -----------      -----------     -----------
   Total                          $54,168,000      $65,365,000     $74,624,000

Long-lived assets
 U.S.                             $ 5,609,000      $ 6,076,000     $ 6,561,000
 Foreign                            2,057,000        2,063,000       1,941,000
                                   ----------      -----------     -----------
   Total                          $ 7,666,000      $ 8,139,000     $ 8,502,000

U.S. sales include $3,413,000, $3,455,000 and $6,039,000 for export in fiscal years 2002, 2001, and 2000, respectively. Indirect sales to the United States Postal Service approximated $3.5 million, $15.2 million and $22.8 million in fiscal 2002, 2001 and 2000, respectively.

NOTE 7.  Stock Options and Stock Purchase Warrants
--------------------------------------------------
The Company maintains stock option plans which include both incentive and non-qualified options covering a total of 656,313 shares of common stock reserved for issuance to key employees, including officers and directors. Such amount includes a total of 200,000 options reserved for issuance under the 2002 Incentive Stock Option Plan, as well as a total of 200,000 options reserved for issuance under the 2002 Non-Qualified Stock Option Plan, approved by the shareholders in May 2002. All options are issued at fair market value at the grant date and are exercisable in varying installments according to the plans. The plans allow for the payment of option exercises through the surrender of previously owned mature shares based on the fair market value of such shares at the date of surrender. During fiscal 2002, 2001 and 2000, a total of 34,968, 18,988 and 10,613 common shares, respectively, were surrendered pursuant to stock option exercises, which are held in treasury. There were 438,141 shares available for grant at September 30, 2002.

Changes in outstanding stock options for the three years ended September 30, 2002 are as follows:
                                                       Weighted
                                    Number             Average
                                    of                 Exercise
                                    Shares             Price
-------------------------------------------------------------------
Balance - September 30, 1999        370,647            $4.89
Options granted                     129,823            $3.50
Options exercised                   (55,875)           $2.18
Options forfeited                  (168,611)           $7.33
-------------------------------------------------------------------
Balance - September 30, 2000        275,984            $3.30
Options granted                      86,301            $2.39
Options exercised                   (45,897)           $1.81
Options forfeited                   (64,517)           $3.49
-------------------------------------------------------------------
Balance - September 30, 2001        251,871            $3.15
Options granted                      50,000            $3.05
Options exercised                   (67,447)           $2.88
Options forfeited                   (16,252)           $2.83
-------------------------------------------------------------------
Balance - September 30, 2002        218,172            $3.24
Price range $2.20 - $3.05
  (weighted-average contractual     123,000            $2.59
   life of 4.5 years)
Price range $3.06 - $7.44
  (weighted-average contractual      95,172            $4.07
   life of 3.2 years)
------------------------------------------------------------
Exercisable options -
  September 30, 2000                140,239            $2.66
  September 30, 2001                107,643            $3.30
  September 30, 2002                 60,020            $4.12
-------------------------------------------------------------------

On April 20, 2000, the Board of Directors granted holders of stock options the right to surrender their underwater options by May 31, 2000 in exchange for a reduced option grant at an exercise price of $3.18 per share, based on the closing market price of the Company's common stock on such date. On May 31, 2000, the Company granted 67,823 new options and cancelled 156,750 options with exercise prices ranging from $6.75 to $8.19 per share. These new grants were treated as repricings and are subject to variable plan accounting pursuant to FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Accordingly, compensation expense (benefit) will be recorded for any changes in the Company's stock price above the price of $3.18. In fiscal 2002, 2001 and 2000, such compensation expense was not material.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of this Statement. The fair value for options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001 and 2000:

                                      2002            2001            2000
                                      ----            ----            ----

Risk-free interest rate                2.5%            4.0%            5.0%
Dividend yield                         0.0%            0.0%            0.0%
Volatility factor                     68.8%           66.9%           59.5%
Weighted average expected life       4 years         4 years         4 years

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income (loss) and earnings (loss) per share are as follows:

                                2002                2001               2000
                                ----                ----               ----
 Net income(loss):

  As reported               $(1,579,028)         $1,497,148        $  961,205
  Pro forma                 $(1,675,824)         $1,424,263        $  773,082

Earnings (loss) per share:

  As reported
     Basic                      $(.34)              $ .32              $ .21
     Diluted                    $(.34)              $ .32              $ .21

  Pro forma
     Basic                      $(.36)              $ .31              $ .17
     Diluted                    $(.36)              $ .31              $ .17

Weighted average fair value
  of options granted            $1.62               $1.30              $1.76


In connection with the public offering during fiscal 1998, the Company granted the Underwriters warrants to purchase up to 145,000 shares of Common Stock. The warrants are exercisable at any time through May 2003 at a price of $10.50 per share.

NOTE 8.  Shareholder Rights Plan
--------------------------------
On November 14, 2001, the Company's Board of Directors adopted a Shareholder Rights Plan, which declared a dividend of one Common Stock Purchase Right (a Right) for each outstanding share of common stock of the Company to shareholders of record on December 21, 2001. Each Right entitles the holder to purchase from the Company one share of common stock at a purchase price of $15 per share. In the event of the acquisition of or tender offer for 20% or more of the Company's outstanding common stock by certain persons or group without the Board of Directors' consent, such purchase price will be adjusted to equal fifty percent of the average market price of the Company's common stock for a period of thirty consecutive trading days immediately prior to the event. Until the Rights become exercisable, they have no dilutive effect on the Company's earnings per share.

The Rights, which are non-voting and exercisable until November 30, 2011, can be redeemed by the Company in whole at a price of $.001 per Right at any time prior to the acquisition by certain persons or group of 50% of the Company's common stock. Separate certificates for the Rights will not be distributed, nor will the Rights be exercisable, until either (i) a person or group acquires beneficial ownership of 20% or more of the Company's common stock or (ii) the tenth day after the commencement of a tender or exchange offer for 20% or more of the Company's common stock. Following an acquisition of 20% or more of the Company's common shares, each Right holder, except for the 20% or more stockholder, can exercise their Right(s), unless the 20% or more stockholder has offered to acquire all of the outstanding shares of the Company under terms that a majority of the independent Directors of the Company have determined to be fair and in the best interest of the Company and its stockholders. On May 7, 2002, the Company's shareholders approved an amendment of the Company's Certificate of Incorporation to increase the total number of shares of common stock authorized to issue from 10,000,000 to 25,000,000 shares.

NOTE 9.  Earnings Per Share
---------------------------
The following table provides the components of the basic and diluted earnings
(loss) per share (EPS) computations:

                                       2002            2001           2000
                                       ----            ----           ----
Basic EPS Computation

Net income (loss)                  $(1,579,028)     $1,497,148     $  961,205
Weighted average shares
  outstanding                        4,658,612       4,645,154      4,600,447

Basic earnings (loss) per share    $      (.34)     $      .32     $      .21
                                   ===========      ==========     ==========


Diluted EPS Computation
-----------------------
Net income (loss)                  $(1,579,028)     $1,497,148     $  961,205
Weighted average shares
  outstanding                        4,658,612       4,645,154      4,600,447
Stock options                            -               6,403         70,808
Stock compensation arrangement           -               -              1,510
                                   -----------      ----------     ----------
Diluted shares outstanding           4,658,612       4,651,557      4,672,765

Diluted earnings (loss) per share  $      (.34)     $      .32     $      .21
                                   ===========      ==========     ==========

In 2002, 60,330 shares have been omitted from the calculation of diluted EPS as their effect would have been antidilutive.

NOTE 10.  Commitments and Contingencies
---------------------------------------
The Company occupies certain facilities, or is contingently liable, under operating leases that expire at various dates through 2008. The leases, which cover periods from three to eight years, generally provide for renewal options at specified rental amounts. The aggregate operating lease commitment at September 30, 2002 was $746,000 with minimum rentals for the fiscal years shown as follows: 2003 - $313,000; 2004 - $272,000; 2005 - $97,000; 2006 - $24,000;
2007 - $24,000; 2008 and thereafter - $16,000.

The Company is a party to employment agreements with seven executives that provide for, among other things, the payment of compensation if there is a change in control without Board of Director approval (as defined in the agreements). The contingent liability under such change in control provisions at September 30, 2002 was approximately $2.7 million. The total compensation payable under these agreements, absent a change in control, aggregated $1.9 million at September 30, 2002. The Company is also a party to an insured deferred compensation agreement with a retired officer. The aggregate remaining compensation payments of approximately $130,000 as of September 30, 2002 are subject to the individual's adherence to certain non-compete covenants, and are payable in monthly installments through December 2003.

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

Sales to customers from the Company's Europe based subsidiary are denominated in British Pounds Sterling and Eurodollars. The Company attempts to minimize its currency exposure on these sales through the purchase of forward exchange contracts to cover its billings to this subsidiary. These contracts generally involve the exchange of one currency for another at a future date and specified exchange rate. At September 30, 2002 and 2001, the Company had approximately
$2,500,000 and $1,600,000, respectively, of outstanding forward exchange contracts to sell British pounds. Such contracts have maturities of less than one year.

The Company's purchases of Japanese sourced products through CBC Company, Ltd., a related party, are denominated in Japanese yen. At September 30, 2001, the Company had approximately $395,000 of outstanding forward exchange contracts to purchase Japanese yen.

In fiscal 1999, the Company received notice from a competitor asserting that certain of the Company's products infringe upon a patent it allegedly owns and is seeking royalties on the Company's sales of such products. The Company believes that it has good defenses in this matter. Although the Company does not believe that this matter will result in a material exposure at this time, no assurance can be given that this matter will be resolved in the Company's favor.


NOTE 11.  Related Party Transactions
------------------------------------
As of September 30, 2002, CBC Company, Ltd. and affiliates ("CBC") owned approximately 11.7% of the Company's outstanding common stock. The Company, which has been conducting business with CBC for approximately 23 years, imports certain finished products and components through CBC and also sells its products to CBC. The Company purchased approximately $1.3 million, $3.5 million and $4.4 million of products and components from CBC in fiscal years 2002, 2001, and 2000, respectively, and the Company sold $409,000, $303,000 and $303,000 of products to CBC for distribution in fiscal years 2002, 2001, and 2000, respectively. At September 30, 2002 and 2001, the Company owed $223,000 and $243,000, respectively, to CBC and CBC owed $79,000 and $58,000, respectively, to the Company resulting from purchases of products.

During fiscal year 2002, the Company entered into a royalty arrangement with CBC whereby CBC will license certain technology from the Company. The total amount of the arrangement is $200,000 and, as of September 30, 2002, the Company had not received any payments under this arrangement.

As of September 30, 2002, Mr. Chu S. Chun had beneficial voting control over approximately 6.4% of the Company's outstanding common stock. Mr. Chun controls and beneficially owns a minority interest in Chun Shin Electronics, Inc. (CSE), a South Korean manufacturer of certain of the Company's proprietary products (see Note 3). Mr. Chun also controls International Industries, Inc. (I.I.I.), a U.S. based company which arranges the importation of all the Company's products purchased directly or indirectly from CSE. During fiscal years 2002, 2001 and 2000, the Company purchased approximately $2.1 million, $4.1 million and $5.0 million, respectively, of products from CSE through I.I.I. under this agreement. In addition, the Company sold approximately $399,000, $276,000 and $663,000 of its products to I.I.I. in 2002, 2001 and 2000, respectively, for resale to CSE. At September 30, 2002, the Company owed I.I.I. $420,000 and at September 30, 2002 and 2001, I.I.I. owed the Company approximately $195,000 and $10,000, respectively.

Note 12.  Quarterly Financial Data (unaudited)
----------------------------------------------


                                                             Earnings (Loss)
                                                                Per Share
                                                  Net         -------------
  Quarter          Net            Gross          Income
   Ended          Sales           Profit         (Loss)      Basic   Diluted
  -------         -----           ------         ------      -----   -------

Fiscal 2002
-----------
December       $13,551,000      $4,472,000    $  (347,000)    $(.07)    $(.07)
March           12,846,000       4,235,000       (467,000)     (.10)     (.10)
June            14,274,000       5,062,000         28,000       .01       .01
September       13,497,000       4,449,000       (793,000)     (.17)     (.17)
               -----------     -----------    -----------     -----     -----
 Total         $54,168,000     $18,218,000    $(1,579,000)    $(.34)    $(.34)
               ===========     ===========    ===========     =====     =====

Fiscal 2001
-----------
December       $17,377,000     $ 5,901,000    $ 1,722,000     $ .37     $ .37
March           17,160,000       5,706,000        418,000       .09       .09
June            16,081,000       5,465,000       (374,000)     (.08)     (.08)
September       14,747,000       4,614,000       (269,000)     (.06)     (.06)
               -----------     -----------    -----------     -----     -----
Total          $65,365,000     $21,686,000    $ 1,497,000     $ .32     $ .32
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

                                  SCHEDULE II
                                  -----------



                     VICON INDUSTRIES, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS


                 Years ended September 30, 2002, 2001, and 2000



                              Balance at   Charged to              Balance
                              beginning    costs and               at end
     Description              of period    expenses    Deductions  of period
     -----------              ---------    ---------   ----------  ---------

Allowance for uncollectible
  accounts:



September 30, 2002          $1,115,000     $353,000    $391,000   $1,077,000
                            ==========     ========    ========   ==========

September 30, 2001          $1,063,000     $436,000    $384,000   $1,115,000
                            ==========     ========    ========   ==========

September 30, 2000          $  818,000     $291,000    $ 46,000   $1,063,000
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

VICON INDUSTRIES, INC.

By /s/ Kenneth M. Darby                         By /s/ John M. Badke
   -------------------------                       -------------------------
Kenneth M.Darby                                 John M. Badke
Chairman and                                    Vice President, Finance and
Chief Executive Officer                         Chief Financial Officer

December 30, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

VICON INDUSTRIES, INC.


/s/ Kenneth M. Darby                                   December 30, 2002
---------------------                                  ---------------------
Kenneth M. Darby          Chairman and CEO             Date

/s/ Milton F. Gidge                                    December 30, 2002
---------------------                                  ---------------------
Milton F. Gidge           Director                     Date

/s/ Peter F. Neumann                                   December 30, 2002
---------------------                                  ---------------------
Peter F. Neumann          Director                     Date

/s/ W. Gregory Robertson                               December 30, 2002
------------------------                               ---------------------
W. Gregory Robertson      Director                     Date

/s/ Arthur D. Roche                                    December 30, 2002
---------------------                                  ---------------------
Arthur D. Roche           Director                     Date

/s/ Kazuyoshi Sudo                                     December 30, 2002
---------------------                                  ---------------------
Kazuyoshi Sudo            Director                     Date

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICON INDUSTRIES, INC.


By                                             By
   -------------------------                      -------------------------
Kenneth M.Darby                                John M. Badke
Chairman and                                   Vice President, Finance and
Chief Executive Officer                        Chief Financial Officer

December 30, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

VICON INDUSTRIES, INC.


                                                       December 30, 2002
---------------------                                  -------------------
Kenneth M. Darby          Chairman and CEO             Date

                                                       December 30, 2002
---------------------                                  ------------------
Milton F.Gidge            Director                     Date

                                                       December 30, 2002
---------------------                                  ------------------
Peter F. Neumann          Director                     Date

                                                       December 30, 2002
---------------------                                  ------------------
W. Gregory Robertson      Director                     Date

_____________________                                  December 30, 2002
                                                       -------------------
Arthur D. Roche           Director                     Date

                                                       December 30, 2002
---------------------                                  -----------------
Kazuyoshi Sudo            Director                     Date

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
----------------------------------------
I, Kenneth M. Darby, certify that:

1. I have reviewed this annual report on Form 10-K of Vicon Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 30, 2002
/s/Kenneth M. Darby
-------------------
Kenneth M. Darby
Chairman and
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
----------------------------------------
I, John M. Badke, certify that:

1. I have reviewed this annual report on Form 10-K of Vicon Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 30, 2002
/s/John M. Badke
----------------
John M. Badke
Vice President, Finance and
Chief Financial Officer