Form 10-Q
period 2002-12-31
VICON INDUSTRIES INC /NY/
filed 2003-02-14
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


QUARTERLY  REPORT UNDER  SECTION 13 or 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934


For Quarter Ended  December 31, 2002            Commission File No.  1-7939
                  ----------------------------                      --------




                         Vicon Industries, Inc.
----------------------------------------------------------------------------
   New York State                                              11-2160665
----------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          identification No.)



            89 Arkay Drive, Hauppauge, New York                   11788
----------------------------------------------------------------------------
            (Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including area code: (631) 952-2288
                                                    -------------------------


-----------------------------------------------------------------------------
 (Former name, address, and fiscal year, if changed since last report)



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


At December 31, 2002, the registrant had outstanding 4,642,062 shares of Common Stock, $.01 par value.

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                    VICON INDUSTRIES, INC. AND SUBSIDIARIES
                    ---------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (UNAUDITED)


                                                 Three Months Ended
                                                 ------------------
                                           12/31/02               12/31/01
                                           --------               --------
Net sales                                $12,018,014            $13,550,833
Cost of sales                              8,117,459              9,078,363
                                         -----------            -----------
    Gross profit                           3,900,555              4,472,470

Operating expenses:
  Selling expense                          2,781,153              2,958,130
  General & administrative expense         1,114,351                998,270
  Engineering & development expense        1,075,446                997,087
                                         -----------            -----------
                                           4,970,950              4,953,487

    Operating loss                        (1,070,395)              (481,017)

Interest expense                              70,243                 97,933
Interest income                              (63,659)               (62,009)
                                         -----------            -----------

    Loss before income taxes              (1,076,979)              (516,941)
Income tax benefit                          (378,000)              (170,000)
                                         -----------            -----------
    Net loss                             $  (698,979)           $  (346,941)
                                         ===========            ===========



Loss per share:

            Basic                         $    (.15)              $  (.07)
                                               ====                   ===

            Diluted                       $    (.15)              $  (.07)
                                               ====                   ===

Shares used in computing loss per share:

            Basic                          4,642,754              4,648,471

            Diluted                        4,642,754              4,648,471




See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

ASSETS                                              12/31/02         9/30/02
------                                              --------         -------
                                                   (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                         $ 8,171,411     $ 9,771,804
Marketable securities                               1,528,926           -
Accounts receivable, net                            9,370,679      10,127,526
Accounts receivable - related parties                  69,656         273,464
Inventories:
  Parts, components, and materials                  2,413,113       2,802,779
  Work-in-process                                   1,321,352       1,275,057
  Finished products                                 9,091,169       9,470,823
                                                  -----------     -----------
                                                   12,825,634      13,548,659
Recoverable income taxes                            1,937,728       1,712,728
Deferred income taxes                                 771,266         673,574
Prepaid expenses                                      618,531         496,399
                                                  -----------     -----------
   TOTAL CURRENT ASSETS                            35,293,831      36,604,154

Property, plant and equipment                      17,221,392      16,997,129
Less accumulated depreciation and amortization     (9,626,319)     (9,331,102)
                                                 ------------     -----------
                                                    7,595,073       7,666,027
Goodwill, net of accumulated amortization           1,372,606       1,372,606
Deferred income taxes                               1,447,235       1,283,784
Other assets                                          498,353         499,918
                                                  -----------     -----------
   TOTAL ASSETS                                   $46,207,098     $47,426,489
                                                  ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
Borrowings under revolving credit agreement       $   155,721     $     -
Current maturities of long-term debt                1,079,612       1,304,227
Accounts payable - trade                            1,904,786       1,740,919
Accounts payable - related parties                    191,594         643,093
Accrued compensation and employee benefits          1,412,154       1,837,519
Accrued expenses                                    1,897,575       1,596,288
Unearned service revenue                            1,525,170       1,514,121
Income taxes payable                                  185,328         140,741
                                                  -----------     -----------
   TOTAL CURRENT LIABILITIES                        8,351,940       8,776,908

Long-term debt                                      2,955,120       3,040,061
Unearned service revenue                            1,043,199       1,267,337
Other long-term liabilities                           877,323         803,476

SHAREHOLDERS' EQUITY
--------------------
Common stock, par value $.01                           48,290          48,239
Capital in excess of par value                     21,796,499      21,760,002
Retained earnings                                  12,031,435      12,730,414
                                                  -----------     -----------
                                                   33,876,224      34,538,655
Less treasury stock, at cost                         (881,926)       (842,024)
Accumulated other comprehensive loss                  (14,782)       (157,924)
                                                  -----------     -----------
   TOTAL SHAREHOLDERS' EQUITY                      32,979,516      33,538,707
                                                  -----------     -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $46,207,098     $47,426,489
                                                  ===========     ===========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)




                                                        Three Months Ended
                                                        ------------------
                                                      12/31/02       12/31/01
                                                      --------       --------
Cash flows from operating activities:
  Net loss                                         $  (698,979)   $  (346,941)
  Adjustments to reconcile net loss to
   cash provided by operating activities:
    Depreciation and amortization                      270,235        287,883
    Goodwill amortization                                 -            49,613
    Stock compensation expense                          20,379         56,696
    Deferred income taxes                             (253,000)      (318,445)
  Change in assets and liabilities:
      Accounts receivable                              861,988       (162,570)
      Accounts receivable - related parties            203,808        (56,318)
      Inventories                                      760,913      1,472,574
      Recoverable income taxes                        (225,000)          -
      Prepaid expenses                                (118,131)       127,471
      Other assets                                       1,565         43,087
      Accounts payable - trade                         160,902        (47,457)
      Accounts payable - related parties              (451,499)       125,187
      Accrued compensation and employee benefits      (428,746)      (349,289)
      Accrued expenses                                 291,231       (370,253)
      Unearned service revenue                        (213,089)      (216,202)
      Income taxes payable                              40,188       (189,509)
      Other liabilities                                 45,937         (2,795)
                                                   ------------   -----------
       Net cash provided by operating activities       268,702        102,732

Cash flows from investing activities:
  Capital expenditures                                (164,944)      (138,757)
  Purchases of marketable securities                (1,523,028)          -
                                                   ------------   -----------
       Net cash used in investing activities        (1,687,972)      (138,757)

Cash flows from financing activities:
  Increase in borrowings under revolving
    credit agreement                                   151,852        910,572
  Repayments of U.S. term loan                        (225,000)      (225,000)
  Repayments of other long-term debt                   (93,223)      (123,302)
  Proceeds from exercise of stock options               16,169         23,750
  Repurchases of common stock                          (39,902)          -
                                                   ------------   ------------
       Net cash provided by (used in)
         financing activities                         (190,104)       586,020
                                                   ------------   ------------
Effect of exchange rate changes on cash                  8,981          9,311
                                                   ------------   ------------

Net increase (decrease) in cash                     (1,600,393)       559,306
Cash at beginning of year                            9,771,804      9,795,148
                                                   ------------   ------------
Cash at end of period                              $ 8,171,411    $10,354,454
                                                   ============   ===========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------
                                December 31, 2002
                                -----------------

Note 1:  Basis of Presentation
------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2002. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2:  Marketable Securities
------------------------------
Marketable securities consist of mutual fund investments in U.S. government debt securities. Such securities are stated at market value and are classified as available-for-sale under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, with unrealized gains and losses, net of tax, reported in other comprehensive income as a component of shareholders' equity. The cost of such securities at December 31, 2002 was $1,523,028, with $7,775 of unrealized gains and $1,877 of unrealized losses reported for the three-month period ended.

Note 3:  Accounts Receivable
----------------------------
Accounts receivable is stated net of an allowance for doubtful accounts of $1,260,000 and $1,077,000 as of December 31, 2002 and September 30, 2002,
respectively.

Note 4:  Earnings per Share
---------------------------
Basic earnings (loss) per share (EPS) is computed based on the weighted average number of common shares outstanding for the period. Diluted EPS reflects the maximum dilution that would have resulted from the exercise of stock options and incremental common shares issuable under a deferred compensation agreement. The following table provides the components of the basic and diluted EPS computations for the three months ended December 31, 2002 and 2001:

                                                          Three Months
                                                       Ended December 31,
                                                    -------------------------
                                                        2002          2001
                                                    ----------    -----------
Basic EPS Computation
-----------------------------------------
Net loss                                            $ (698,979)   $ (346,941)

Weighted average shares outstanding                  4,642,754     4,648,471

Basic loss per share                                $     (.15)   $     (.07)
                                                    ==========    ==========

                                                          Three Months
                                                       Ended December 31,
                                                    -------------------------
                                                       2002          2001
                                                    ----------    -----------

Diluted EPS Computation
-----------------------
Net loss                                            $ (698,979)   $ (346,941)

  Weighted average shares outstanding                4,642,754     4,648,471
  Stock compensation arrangement                         -             -
  Stock options                                          -             -
                                                    ----------    ----------

Diluted shares outstanding                           4,642,754     4,648,471

Diluted loss per share                              $     (.15)   $     (.07)
                                                    ==========    ==========

For the three months ended December 31, 2002 and 2001, 48,275 and 44,167 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive.


Note 5:   Comprehensive Income (Loss)
-------------------------------------
The Company's total comprehensive loss for the three months ended December 31, 2002 and 2001 was as follows:

                                                           Three Months
                                                        Ended December 31,
                                                    -----------------------
                                                       2002         2001
                                                    ----------   ----------

Net loss                                           $ (698,979)  $ (346,941)
Other comprehensive income
 (loss), net of tax:
  Net unrealized gains on securities,
   net of tax of $2,182                                 3,716         -
  Unrealized gain (loss) on derivatives, net of
   tax of $(10,326) in 2002 and $25,250 in 2001       (17,584)      49,015
  Foreign currency translation adjustment             157,010      (73,105)
                                                   ----------   ----------
Comprehensive loss                                 $ (555,837)  $ (371,031)
                                                   ==========   ==========


The accumulated other comprehensive loss balances at December 31, 2002 and September 30, 2002 consisted of the following:

                                                   December 31,  September 30,
                                                      2002           2002
                                                   -----------   --------------
Foreign currency translation adjustment            $ 199,807      $  42,797
Unrealized loss on derivatives, net of tax          (218,305)      (200,721)
Unrealized gain on securities, net of tax              3,716           -
                                                   ---------      ---------
Accumulated other comprehensive loss               $ (14,782)     $(157,924)
                                                   =========      =========

Note 6:   Segment and Related Information
-----------------------------------------
The Company operates in one industry which encompasses the design, manufacture, assembly and marketing of video surveillance systems and system components for the electronic protection segment of the security industry. The Company manages its business segments primarily on a geographic basis. The Company's principal reportable segments are comprised of its United States (U.S.) and United Kingdom (Europe) based operations. Its U.S. based operations consists of Vicon Industries, Inc., the Company's corporate headquarters and principal operating entity. Its Europe based operations consist of Vicon Industries Limited, a wholly owned subsidiary which markets and distributes the Company's products principally within Europe and the Middle East. Other segments include the operations of Vicon Industries (H.K.) Ltd., a Hong Kong based majority owned subsidiary which markets and distributes the Company's products principally within Hong Kong and mainland China, and TeleSite U.S.A., Inc. and subsidiary, a U.S. and Israeli based designer and producer of digital video products.

The Company evaluates performance and allocates resources based on, among other things, the net profit or loss for each segment, excluding intersegment sales and profits. Segment information for the three months ended December 31, 2002 and 2001 was as follows:

Three Months Ended
December 31, 2002       U.S.       Europe      Other     Consolid.    Totals
------------------   ----------  ----------  ---------  ----------   -------

Net sales to
 external customers $ 7,756,000  $3,825,000 $  437,000  $    -     $12,018,000
Intersegment
 net sales            1,403,000       -        560,000       -       1,963,000
Net income (loss)      (844,000)    220,000    (64,000)    (11,000)   (699,000)
Total assets         38,792,000   8,222,000  3,471,000  (4,278,000) 46,207,000

Three Months Ended
December 31, 2001       U.S.       Europe      Other     Consolid.    Totals
-------------------  ----------  ----------  ---------  ----------   -------

Net sales to
 external customers $ 9,129,000  $3,482,000 $  940,000 $     -    $13,551,000
Intersegment
 net sales            2,101,000       -        144,000       -      2,245,000
Net income (loss)      (433,000)    236,000    (91,000)   (59,000)   (347,000)
Total assets         43,933,000   8,216,000  3,479,000 (4,577,000) 51,051,000

The consolidating segment information above includes the elimination and consolidation of intersegment transactions.

Note 7:   Derivative Instruments
--------------------------------
At December 31, 2002, the Company had interest rate swaps and forward exchange contracts outstanding with notional amounts aggregating $2.7 million and $1.9 million, respectively, whose aggregate fair value was a liability of approximately $332,000. The change in the amount of the liability for these instruments is shown as a component of accumulated other comprehensive loss, net of tax of $113,727.

Note 8:   Goodwill
------------------
The Company adopted SFAS No. 142 on October 1, 2002 and, accordingly, has discontinued amortization of goodwill. The Company is required to assign its goodwill ($1.4 million at October 1, 2002, which relates to its acquisition of TeleSite U.S.A., Inc. in 1999) to "reporting units" as defined under SFAS No.
142. Goodwill assigned to each of the reporting units will be tested for impairment as of October 1, 2002 by comparing the carrying amount of the reporting units' net assets (including goodwill) to its fair value. The Company has six months from October 1, 2002 to complete this "first step" of this transitional goodwill impairment test. If the carrying amount of the net assets of a reporting unit (including goodwill) exceeds the fair value of that reporting unit, a "second step" of the transitional goodwill impairment test must be completed as soon as possible, but not later than September 30, 2003. Due to the complexities involved with the transitional provisions of SFAS No. 142, the Company has not yet completed the "first step" goodwill impairment test and determined its possible effects on the Company's financial condition or results of operations. However, it is reasonably possible that the adoption of SFAS No. 142 will result in an impairment charge to goodwill of up to $1.4 million, which would be reported as a cumulative effect change in accounting principle.

The following table presents pro-forma net loss and loss per share data restated to include the retroactive impact of the adoption of SFAS No. 142:

                                                          Three Months
                                                        Ended December 31,
                                                        2002          2001
                                                        ----          ----

Reported net loss                                    $(698,979)    $(346,941)
Add back: goodwill amortization                           -           49,613
                                                     ---------     ---------
Pro-forma net loss                                   $(698,979)    $(297,328)
                                                     =========     =========

Basic loss per share:
---------------------
Reported basic loss per share before SFAS No. 142    $    (.15)    $    (.07)
SFAS No. 142 effect                                         -            .01
                                                     ---------     ---------
Pro-forma basic loss per share                       $    (.15)    $    (.06)
                                                     =========     =========

Diluted loss per share:
-----------------------
Reported diluted loss per share before SFAS No. 142  $    (.15)    $    (.07)
SFAS No. 142 effect                                         -            .01
                                                     ---------     ---------
Pro-forma diluted loss per share                     $    (.15)    $    (.06)
                                                     =========     =========

Weighted average shares outstanding:
-----------------------------------
Basic                                                4,642,754     4,648,471
Diluted                                              4,642,754     4,648,471

Note 9:   Accrued Warranty Obligation
-------------------------------------
In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of this interpretation are effective for financial statement periods ending after December 15, 2002. The Company adopted the disclosure requirements of this interpretation in the current quarter. The adoption of this interpretation did not have a material impact on its consolidated financial position, results of operations or cash flows.

The Company recognizes the estimated cost associated with its standard warranty on products at the time of sale. The estimate is based on historical failure rates and current claim cost experience. The following is a summary of the changes in the Company's accrued warranty obligation (which is included in accrued expenses) for the reporting period:

Beginning Balance as of September 30, 2002                $ 190,000
Deduct: Payments                                            (32,000)
Add: Provision                                               62,000
                                                          ---------
Ending Balance as of December 31, 2002                    $ 220,000
                                                          =========

Note 10:   New Accounting Standards Not Yet Adopted
---------------------------------------------------
In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities". SFAS No. 146 requires that a liability be recognized for costs associated with an exit or disposal activity only when the liability is incurred. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a material impact on the Company's consolidated financial statements.

In November 2002, the Emerging Issues Task Force (EITF) finalized its tentative consensus on EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables", which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently analyzing the impact of its adoption on its financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation". Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS No. 148 will be effective for all financial statements for fiscal years ending after December 15, 2002. The disclosure requirements shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 31, 2002. The Company expects to adopt the disclosure portion of this statement for the fiscal quarter ending March 31, 2003. The application of this standard will have no impact on the Company's consolidated financial position or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------

Results of Operations
---------------------
Three Months Ended December 31, 2002 Compared with December 31, 2001
--------------------------------------------------------------------

Net sales for the quarter ended December 31, 2002 decreased $1.5 million or 11% to $12.0 million compared with $13.6 million in the year ago period. Domestic sales decreased $1.8 million or 21% to $6.7 million compared with $8.6 million in the year ago period. Such decrease was due principally to a slowdown in capital spending as a result of the recent downturn in the U.S. economy. International sales for the December 31, 2002 quarter increased $.3 million or 5% to $5.3 million compared with $5.0 million in the year ago period principally as a result of favorable exchange rate changes as the British pound and Eurodollar strengthened against the U.S. dollar.

Gross profit margins for the first quarter of fiscal 2003 decreased to 32.5% compared with 33.0% in the year ago period. The margin decrease was principally due to the effect of fixed production costs relative to the quarter's lower sales.

Operating expenses for the first quarter of fiscal 2003 were $5.0 million or 41.4% of net sales compared with $5.0 million or 36.6% of net sales in the year ago period. The Company continued to invest in new product development in the current quarter, incurring $1.1 million of engineering and development expenses compared with $1.0 million in the year ago period.

The Company incurred an operating loss of $1.1 million for the first fiscal quarter of 2003 compared with an operating loss of $481,000 in the year ago period principally as a result of lower sales.

Interest expense decreased to $70,000 for the first quarter of fiscal 2003 compared with $98,000 in the year ago period principally as a result of the paydown of bank borrowings.

The Company recorded an income tax benefit of $378,000 for the first quarter of fiscal 2003 compared with an income tax benefit of $170,000 in the year ago period.

As a result of the foregoing, the Company incurred a net loss of $699,000 for the first quarter of fiscal 2003 compared with a net loss of $347,000 in the year ago period.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     ------------------------------------
Liquidity and Financial Condition
---------------------------------

Net cash provided by operating activities was $269,000 for the first quarter of fiscal 2003 due primarily to a $1.1 million decrease in accounts receivable and a $761,000 decrease in inventories as a result of lower sales. Such increases in cash were offset, in part, by the $699,000 net loss for the quarter and the reduction of certain operating liabilities. Net cash used in investing activities was $1.7 million for the first quarter of fiscal 2003 relating to the purchase of $1.5 million of marketable securities, which consist of mutual fund investments in U.S. government securities, and $165,000 of general capital expenditures. Net cash used in financing activities was $190,000, which primarily represented scheduled repayments of bank mortgage and term loans. As a result of the foregoing, cash decreased by $1.6 million for the first quarter of fiscal 2003 after the effect of exchange rate changes on the cash position of the Company.

The Company has a $5 million secured revolving credit facility with a bank that expires in July 2004 and a $600,000 outstanding term loan with the same bank that matures in August 2003. Borrowings under the revolving credit facility bear interest at the bank's prime rate or, at the Company's option, LIBOR plus 190 basis points (4.25% and 3.28%, respectively, at December 31, 2002). The credit agreement includes a provision that waives the Company's obligation to comply with all financial covenants contained in the agreements so long as there are no outstanding borrowings under the revolving credit facility and the Company maintains certain compensating balances. At this time, the Company does not anticipate that it will be obligated to comply with these financial covenants in the near term. At December 31, 2002 and September 30, 2002, there were no outstanding borrowings under this facility.

The Company also maintains a bank overdraft facility of 1 million Pounds Sterling (approximately $1,610,000) in the U.K. to support local working capital requirements of Vicon Industries Limited. This facility expires in March 2003. At December 31, 2002, outstanding borrowings under this facility amounted to approximately $156,000.

Current and long-term debt maturing in the remaining nine months ended September 30, 2003 and in each of the subsequent fiscal years approximates $988,000 for the remaining nine months ended September 30, 2003, $322,000 in 2004, $331,000 in 2005, $337,000 in 2006, $317,000 in 2007 and $1,740,000 thereafter.

The Company occupies certain facilities, or is contingently liable, under operating leases that expire at various dates through 2008. The leases, which cover periods from three to eight years, generally provide for renewal options at specified rental amounts. The aggregate operating lease commitment at December 31, 2002 was $674,000 with minimum rentals for the fiscal years shown as follows: for the remaining nine months ended September 30, 2003 - $237,000; 2004 - $273,000; 2005 - $98,000; 2006 - $25,000; 2007 - $25,000; 2008 and
thereafter - $16,000.

The Company entered into certain consulting and incentive compensation agreements that provide for the payout of up to $810,000 of fees and compensation upon the completion and sale of a specified number of units of a newly developed product line. The Company believes that it is likely that it will incur the principal portion of such liability over the remaining nine months of this fiscal year.

The Company believes that it has sufficient cash to meet its anticipated operating, capital expenditures and debt service requirements for at least the next twelve months. The Company has experienced reduced sales levels and incurred operating losses in past periods which, if continued, could limit the Company's ability to draw upon its bank credit facilities, if needed.

Critical Accounting Policies
----------------------------
The Company's significant accounting policies are fully described in Note 1 to the Company's consolidated financial statements included in its September 30, 2002 Annual Report on Form 10-K. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured. As it relates to product sales, revenue (including shipping and handling fees) is generally recognized when products are sold and title is passed to the customer. Under arrangements that involve the sale of product combined with the provision of services, revenue is generally recognized for each element of the arrangement upon delivery or performance provided that (i) the undelivered element is not essential to the functionality of the delivered element and (ii) there is objective evidence of the fair value of the undelivered elements. Advance service billings under a national supply contract with one customer are deferred and recognized as revenues on a pro-rata basis over the term of the service agreement. Shipping and handling costs are included in cost of sales.

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

The Company assesses the recoverability of the carrying value of its long-lived assets, including identifiable intangible assets with finite useful lives, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company evaluates the recoverability of such assets based upon the expectations of undiscounted cash flows from such assets. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss would be recognized for the difference between the fair value and the carrying amount.

The Company's ability to recover the reported amounts of deferred income tax assets is dependent upon its ability to generate sufficient taxable income during the periods over which net temporary tax differences become deductible. The Company has incurred operating losses in the past two fiscal years and through this first quarter. Should such losses continue in the future, the Company may determine that it is not likely it will be able to realize the benefits of recorded deferred tax assets, and a valuation allowance will need to be established that would result in the charge-off of previously reported tax benefits.

Accounting Change
-----------------
The Company adopted SFAS No. 142 on October 1, 2002 and, accordingly, has discontinued amortization of goodwill. The Company is required to assign its goodwill ($1.4 million at October 1, 2002, which relates to its acquisition of TeleSite U.S.A., Inc. in 1999) to "reporting units" as defined under SFAS No.
142. Goodwill assigned to each of the reporting units will be tested for impairment as of October 1, 2002 by comparing the carrying amount of the reporting units' net assets (including goodwill) to its fair value. The Company has six months from October 1, 2002 to complete this "first step" of this transitional goodwill impairment test. If the carrying amount of the net assets of a reporting unit (including goodwill) exceeds the fair value of that reporting unit, a "second step" of the transitional goodwill impairment test must be completed as soon as possible, but not later than September 30, 2003. Due to the complexities involved with the transitional provisions of SFAS No. 142, the Company has not yet completed the "first step" goodwill impairment test and determined its possible effects on the Company's financial condition or results of operations. However, it is reasonably possible that the adoption of SFAS No. 142 will result in an impairment charge to goodwill of up to $1.4 million, which would be reported as a cumulative effect change in accounting principle.

New Accounting Standards Not Yet Adopted
----------------------------------------
In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities". SFAS No. 146 requires that a liability be recognized for costs associated with an exit or disposal activity only when the liability is incurred. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a material impact on the Company's consolidated financial statements.

In November 2002, the Emerging Issues Task Force (EITF) finalized its tentative consensus on EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables", which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently analyzing the impact of its adoption on its financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation". Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS No. 148 will be effective for all financial statements for fiscal years ending after December 15, 2002. The disclosure requirements shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 31, 2002. The Company expects to adopt the disclosure portion of this statement for the fiscal quarter ending March 31, 2003. The application of this standard will have no impact on the Company's consolidated financial position or results of operations.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

Statements in this Report on Form 10-Q and other statements made by the Company or its representatives that are not strictly historical facts including, without limitation, statements included herein under the captions "Results of Operations", "Liquidity and Financial Condition" and "Critical Accounting Policies" are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 that should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. The forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance and/or achievements of the Company to differ materially from any future results, performance or achievements, express or implied, by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, and that in light of the significant uncertainties inherent in forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company also assumes no obligation to update its forward-looking statements or to advise of changes in the assumptions and factors on which they are based.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------
The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. The Company has a policy that prohibits the use of currency derivatives or other financial instruments for trading or speculative purposes.

The Company enters into forward exchange contracts to hedge certain foreign currency exposures and minimize the effect of such fluctuations on reported earnings and cash flow (see Note 7 "Derivative Instruments" to the accompanying condensed consolidated financial statements). At December 31, 2002, the Company's foreign currency exchange risks included a $2.4 million intercompany accounts receivable balance due from the Company's U.K. based subsidiary and a nominal Japanese Yen denominated trade accounts payable liability due to inventory suppliers. Such assets and liabilities are short term and will be settled in fiscal 2003. The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from quarter-end levels, with all other variables held constant.

At December 31, 2002, a 10% strengthening or weakening of the U.S. dollar versus the British Pound would result in a $240,000 decrease or increase, respectively, in the intercompany accounts receivable balance. Such foreign currency exchange risk at December 31, 2002 has been substantially hedged by forward exchange contracts.

At December 31, 2002, the Company had $2.7 million of outstanding floating rate bank debt which was covered by interest rate swap agreements that effectively convert the foregoing floating rate debt to stated fixed rates (see "Note 5. Long-Term Debt" to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2002). Thus, the Company has substantially no net interest rate exposures on these instruments. However, the Company had approximately $1.1 million of floating rate bank debt that is subject to interest rate risk as it was not covered by interest rate swap agreements. The Company does not believe that a 10% fluctuation in interest rates would have a material effect on its consolidated financial position and results of operations.

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------
(a) Based on their evaluation as of a date within 90 days of the filing date of this quarterly report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange
Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                     Independent Accountants' Review Report
                     --------------------------------------

The Board of Directors and Shareholders
Vicon Industries, Inc.

We have reviewed the condensed consolidated balance sheet of Vicon Industries, Inc. and subsidiaries as of December 31, 2002, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended December 31, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Vicon Industries, Inc. and subsidiaries as of September 30, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated December 10, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                         /s/ KPMG LLP

Melville, New York
February 14, 2003

PART II - OTHER INFORMATION
---------------------------
ITEM 1 - LEGAL PROCEEDINGS
--------------------------
         The Company has no material outstanding litigation.

ITEM 2 - CHANGES IN SECURITIES
------------------------------
         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
----------------------------------------
         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
         None

ITEM 5 - OTHER INFORMATION
--------------------------
         None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
         Exhibit
         Number         Description
         -------        -----------

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



VICON INDUSTRIES, INC.





February 14, 2003




/s/ Kenneth M. Darby                       /s/ John M. Badke
--------------------                       --------------------
Kenneth M. Darby                           John M. Badke
Chairman and                               Vice President, Finance
Chief Executive Officer                    Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
----------------------------------------

I, Kenneth M. Darby, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Vicon Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ Kenneth M. Darby
--------------------
Kenneth M. Darby
Chairman and
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
----------------------------------------

I, John M. Badke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Vicon Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ John M. Badke
-----------------
John M. Badke
Vice President, Finance and
Chief Financial Officer