Form 10-Q
period 2003-05-15
VICON INDUSTRIES INC /NY/
filed 2003-05-15
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


QUARTERLY  REPORT UNDER  SECTION 13 or 15(d) OF THE  SECURITIES  EXCHANGE ACT
OF 1934


For Quarter Ended  March 31, 2003               Commission File No.  1-7939
---------------------------------               ---------------------------




                            Vicon Industries, Inc.
                            ----------------------

      New York State                                           11-2160665
      --------------                                           ----------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          identification No.)



            89 Arkay Drive, Hauppauge, New York                     11788
            -----------------------------------                     -----
          (Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including area code:   (631) 952-2288
                                                      --------------



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

                          Yes    X       No
                              -------       -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934)

                          Yes            No    X
                              -------       -------
At March 31, 2003, the registrant had outstanding 4,637,662 shares of Common Stock, $.01 par value.

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                     VICON INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                 Three Months Ended
                                                 ------------------

                                           3/31/03                 3/31/02
                                           -------                 -------

Net sales                                $13,081,881            $12,846,138
Cost of sales                              8,440,887              8,610,879
                                           ---------              ---------
    Gross profit                           4,640,994              4,235,259

Operating expenses:
  Selling expense                          2,832,963              2,877,749
  General & administrative expense           989,671                996,483
  Engineering & development expense        1,341,116              1,024,250
                                           ---------              ---------
                                           5,163,750              4,898,482

    Operating loss                          (522,756)              (663,223)

Interest expense                              64,439                 78,118
Interest income                              (40,380)               (45,955)
                                           ---------              ---------
    Loss before income taxes                (546,815)              (695,386)
Income tax expense (benefit) (Note 11)     2,187,957               (228,000)
                                           ---------              ---------

    Net loss                             $(2,734,772)           $  (467,386)
                                         ===========            ===========



Loss per share:
            Basic                         $    (.59)              $  (.10)
                                          =========               =======
            Diluted                       $    (.59)              $  (.10)
                                          =========               =======

Shares used in computing
 loss per share:
            Basic                          4,641,213              4,655,334
            Diluted                        4,641,213              4,655,334







See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                    Six Months Ended
                                                    ----------------

                                              3/31/03             3/31/02
                                              -------             -------

Net sales                                   $25,099,895         $26,396,971
Cost of sales                                16,558,346          17,689,242
                                             ----------          ----------
      Gross profit                            8,541,549           8,707,729

Operating expenses:
  Selling expense                             5,614,115           5,835,878
  General & administrative expense            2,104,023           1,994,753
  Engineering & development expense           2,416,562           2,021,337
                                             ----------          ----------
                                             10,134,700           9,851,968

      Operating loss                         (1,593,151)         (1,144,239)

Interest expense                                131,918             176,052
Interest income                                (101,275)           (107,964)
                                             ----------          ----------

      Loss before income taxes               (1,623,794)         (1,212,327)
Income tax expense (benefit) (Note 11)        1,809,957            (398,000)
                                             ----------          ----------
      Loss before cumulative effect of
        a change in accounting principle     (3,433,751)           (814,327)
Cumulative effect of a change in
  accounting principle (Note 8)              (1,372,606)               -
                                             ----------          ----------
      Net loss                              $(4,806,357)        $  (814,327)
                                            ===========         ===========




Basic and diluted loss per share:
  Loss before cumulative effect of
    a change in accounting principle        $     (.74)         $    (.18)
  Cumulative effect of a change in
    accounting principle                          (.30)                -
                                            ----------          ---------
      Net loss                              $    (1.04)         $    (.18)
                                            ==========          =========



Shares used in computing
 loss per share:
            Basic                             4,641,993           4,651,865
            Diluted                           4,641,993           4,651,865






See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS                                               3/31/03         9/30/02
------                                               -------         -------
                                                   (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                         $ 6,774,960     $ 9,771,804
Marketable securities                               1,543,456           -
Accounts receivable, net                           10,053,572      10,127,526
Accounts receivable - related parties                  76,699         273,464
Inventories:
  Parts, components, and materials                  1,862,099       2,802,779
  Work-in-process                                   2,066,108       1,275,057
  Finished products                                 8,876,510       9,470,823
                                                    ---------       ---------
                                                   12,804,717      13,548,659
Recoverable income taxes                            1,937,728       1,712,728
Deferred income taxes                                    -            673,574
Prepaid expenses                                      584,881         496,399
                                                    ---------       ---------
   TOTAL CURRENT ASSETS                            33,776,013      36,604,154

Property, plant and equipment                      17,337,396      16,997,129
Less accumulated depreciation and amortization     (9,869,262)     (9,331,102)
                                                   ----------      ----------
                                                    7,468,134       7,666,027
Goodwill, net of accumulated amortization               -           1,372,606
Deferred income taxes                                   -           1,283,784
Other assets                                          477,939         499,918
                                                    ---------       ---------
   TOTAL ASSETS                                   $41,722,086     $47,426,489
                                                  ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt                  702,330       1,304,227
Accounts payable - trade                            1,842,524       1,740,919
Accounts payable - related parties                     26,558         643,093
Accrued compensation and employee benefits          2,062,791       1,837,519
Accrued expenses                                    1,781,154       1,596,288
Unearned revenue                                    1,893,646       1,514,121
Income taxes payable                                  188,007         140,741
                                                    ---------       ---------
   TOTAL CURRENT LIABILITIES                        8,497,010       8,776,908

Long-term debt                                      2,878,302       3,040,061
Unearned revenue                                      921,179       1,267,337
Other long-term liabilities                           749,606         803,476

SHAREHOLDERS' EQUITY
Common stock, par value $.01                           48,290          48,239
Capital in excess of par value                     21,776,120      21,760,002
Retained earnings                                   7,924,057      12,730,414
                                                    ---------      ----------
                                                   29,748,467      34,538,655
Less treasury stock, at cost                         (895,081)       (842,024)
Accumulated other comprehensive loss                 (177,397)       (157,924)
                                                   ----------      ----------
   TOTAL SHAREHOLDERS' EQUITY                      28,675,989      33,538,707
                                                   ----------      ----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $41,722,086     $47,426,489
                                                  ===========     ===========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                         Six Months Ended
                                                         ----------------

                                                       3/31/03        3/31/02
                                                       -------        -------
Cash flows from operating activities:
  Net loss                                         $(4,806,357)   $  (814,327)
  Adjustments to reconcile net loss to
   cash used in operating activities:
    Depreciation and amortization                      532,677        570,202
    Goodwill amortization                                 -            99,226
    Stock compensation expense                            -            61,445
    Deferred income taxes                            1,853,957       (550,802)
    Cumulative effect of a change in
      accounting principle                           1,372,606           -
  Change in assets and liabilities:
      Accounts receivable                               90,952      1,010,457
      Accounts receivable - related parties            196,765        (47,221)
      Inventories                                      759,938       (344,494)
      Recoverable income taxes                        (225,000)          -
      Prepaid expenses                                 (88,585)       (51,185)
      Other assets                                      21,980         64,169
      Accounts payable - trade                         103,849        145,365
      Accounts payable - related parties              (616,535)      (202,744)
      Accrued compensation and employee benefits       225,242       (293,113)
      Accrued expenses                                 184,398       (665,868)
      Unearned revenue                                  33,367       (391,364)
      Income taxes payable                              46,805       (211,252)
      Other liabilities                                 45,466         24,070
                                                        ------         ------
       Net cash used in operating activities          (268,475)    (1,597,436)

Cash flows from investing activities:
  Capital expenditures                                (325,651)      (306,940)
  Purchases of marketable securities                (1,539,708)          -
                                                     ---------      ---------
       Net cash used in investing activities        (1,865,359)      (306,940)

Cash flows from financing activities:
  Repayments of U.S. term loan                        (450,000)      (450,000)
  Repayments of other long-term debt                  (316,198)      (223,537)
  Proceeds from exercise of stock options               16,169         23,750
  Repurchases of common stock                          (53,057)          -
                                                     ---------      ---------
       Net cash used in financing activities          (803,086)      (649,787)
Effect of exchange rate changes on cash                (59,924)        30,863

Net decrease in cash                                (2,996,844)    (2,523,300)
Cash at beginning of year                            9,771,804      9,795,148
                                                     ---------      ---------
Cash at end of period                              $ 6,774,960    $ 7,271,848
                                                   ===========    ===========



See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2003


Note 1:  Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2002. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2:  Marketable Securities
------------------------------

Marketable securities consist of mutual fund investments in U.S. government debt securities. Such securities are stated at market value and are classified as available-for-sale under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, with unrealized gains and losses reported in other comprehensive income as a component of shareholders' equity. The cost of such securities at March 31, 2003 was $1,539,708, with $5,623 of unrealized gains and $1,875 of unrealized losses reported for the six-month period ended.

Note 3:  Accounts Receivable
----------------------------

Accounts receivable is stated net of an allowance for doubtful accounts of $1,281,000 and $1,077,000 as of March 31, 2003 and September 30, 2002,
respectively.

Note 4:  Earnings per Share
---------------------------

Basic earnings (loss) per share (EPS) is computed based on the weighted average number of common shares outstanding for the period. Diluted EPS reflects the maximum dilution that would have resulted from the exercise of stock options and incremental common shares issuable under a deferred compensation agreement. The weighted average number of shares of common stock used in determining basic and diluted EPS was 4,641,213 and 4,655,334 for the three months ended March 31, 2003 and 2002, respectively. The weighted average number of shares of common stock used in determining basic and diluted EPS was 4,641,993 and 4,651,865 for the six months ended March 31, 2003 and 2002, respectively.

For the three months ended March 31, 2003 and 2002, 46,063 and 83,786 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive. For the six months ended March 31, 2003 and 2002, 47,169 and 63,977 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive.

Note 5:   Comprehensive Income (Loss)
-------------------------------------

The Company's total comprehensive loss for the three month and six month periods ended March 31, 2003 and 2002 was as follows:

                                  Three Months               Six Months
                                Ended March 31,            Ended March 31,
                                ---------------            ---------------
                                2003         2002          2003         2002
                                ----         ----          ----         ----

Net loss                    $(2,734,772) $ (467,386)  $(4,806,357)  $(814,327)
Other comprehensive income
 (loss), net of tax:
  Net unrealized gains
   on securities                     32        -            3,748        -
  Unrealized gain (loss)
   on derivatives                13,519      36,771        (4,065)     85,786
  Foreign currency
   translation adjustment      (176,166)    (62,408)      (19,156)   (135,513)
                            -----------  ----------   ------------  ---------
Comprehensive loss          $(2,897,387) $ (493,023)  $(4,825,830)  $(864,054)
                            ===========  ==========   ===========   =========


The accumulated other comprehensive loss balances at March 31, 2003 and September 30, 2002 consisted of the following:

                                                    March 31,    September 30,
                                                      2003           2002
                                                      ----           ----
Foreign currency translation adjustment            $  23,641      $  42,797
Unrealized loss on derivatives, net of tax          (204,786)      (200,721)
Unrealized gain on securities, net of tax              3,748           -
                                                   ---------      ---------
Accumulated other comprehensive loss               $(177,397)     $(157,924)
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

The Company evaluates performance and allocates resources based on, among other things, the net profit or loss for each segment, excluding intersegment sales and profits. Segment information for the three month and six month periods ended March 31, 2003 and 2002 was as follows:

Three Months Ended
March 31, 2003          U.S.       Europe      Other     Consolid.    Totals
--------------          ----       ------      -----     ---------    ------

Net sales to
 external customers $ 8,459,000  $4,268,000 $  355,000  $    -     $13,082,000
Intersegment
 net sales            1,653,000       -        707,000  (2,360,000)      -
Net income (loss)    (2,558,000)    140,000   (254,000)    (63,000) (2,735,000)
Total assets         33,683,000   8,978,000  3,542,000  (4,481,000) 41,722,000

Three Months Ended
March 31, 2002          U.S.       Europe      Other     Consolid.    Totals
--------------          ----       ------      -----     ---------    ------

Net sales to
 external customers $ 8,624,000  $3,615,000 $  607,000 $     -    $12,846,000
Intersegment
 net sales            2,133,000       -         34,000 (2,167,000)      -
Net income (loss)      (292,000)    183,000   (173,000)  (185,000)   (467,000)
Total assets         42,079,000   8,191,000  3,546,000 (5,115,000) 48,701,000

Six Months Ended
March 31, 2003          U.S.       Europe      Other     Consolid.    Totals
--------------          ----       ------      -----     ---------    ------

Net sales to
 external customers $16,215,000  $8,093,000 $  792,000  $    -     $25,100,000
Intersegment
 net sales            3,056,000       -      1,267,000  (4,323,000)      -
Net income (loss)    (3,401,000)    361,000   (319,000) (1,447,000) (4,806,000)
Total assets         33,683,000   8,978,000  3,542,000  (4,481,000) 41,722,000

Six Months Ended
March 31, 2002          U.S.       Europe      Other     Consolid.    Totals
--------------          ----       ------      -----     ---------    ------

Net sales to
 external customers $17,753,000  $7,097,000 $1,547,000 $     -    $26,397,000
Intersegment
 net sales            4,234,000       -        178,000 (4,412,000)      -
Net income (loss)      (725,000)    419,000   (265,000)  (243,000)   (814,000)
Total assets         42,079,000   8,191,000  3,546,000 (5,115,000) 48,701,000

The consolidating segment information above includes the elimination and consolidation of intersegment transactions.

Note 7:   Derivative Instruments
--------------------------------

At March 31, 2003, the Company had interest rate swaps and forward exchange contracts outstanding with notional amounts aggregating $2.3 million and $2.8 million, respectively, whose aggregate fair value was a liability of approximately $205,000. The change in the amount of the liability for these instruments is shown as a component of accumulated other comprehensive loss.

Note 8:   Goodwill
------------------

The Company adopted SFAS No. 142 on October 1, 2002, and accordingly, has discontinued amortization of goodwill as of that date. During the six month period ended March 31, 2003, the Company completed the transitional goodwill impairment testing required under SFAS No. 142. In accordance with SFAS No. 142, such testing included a comparison of the fair value of each of the Company's reporting units to the carrying amounts of each unit's net assets, and a determination of the implied fair value of each reporting unit's goodwill. Based upon an independent valuation conducted as of October 1, 2002, and the results of the transitional impairment testing, the Company recognized an impairment charge of approximately $1.4 million (primarily resulting from a change in measurement from undiscounted to discounted cash flows), as a cumulative effect of a change in accounting principle for the six months ended March 31, 2003.

The following table presents pro forma loss and loss per share data, before the cumulative effect of a change in accounting principle, restated to include the retroactive impact of the adoption of SFAS No. 142:

                                 Three Months              Six Months
                                Ended March 31,          Ended March 31,
                                ---------------          ---------------
                                2003       2002          2003        2002
                                ----       ----          ----        ----
Reported loss before
  cumulative effect of
  a change in accounting
  principle                 $(2,734,772) $(467,386)  $(3,433,751) $(814,327)
Add back:
  goodwill amortization            -        49,613         -         99,226
                            -----------  ---------   -----------  ---------
Pro forma loss before
  cumulative effect of
  a change in accounting
  principle                 $(2,734,772) $(417,773)  $(3,433,751) $(715,101)
                            ===========  =========   ===========  =========


Basic and diluted loss per share:
Reported loss per share
  before cumulative effect
  of a change in accounting
  principle                    $   (.59)   $  (.10)    $    (.74) $    (.18)
Goodwill amortization                -         .01            -         .02
                               --------    -------     ---------  ---------
Pro forma loss per share       $   (.59)   $  (.09)    $    (.74) $    (.15)
                               ========    =======     =========  =========

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

The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of this interpretation are effective for financial statement periods ending after December 15, 2002. The Company adopted the disclosure requirements of this interpretation in the prior quarter ended December 31, 2002. The adoption of this interpretation did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

The Company recognizes the estimated cost associated with its standard warranty on products at the time of sale. The estimate is based on historical warranty claim cost experience. The following is a summary of the changes in the Company's accrued warranty obligation (which is included in accrued expenses) for the reporting period:

Beginning Balance as of September 30, 2002                $ 190,000
Deduct: Payments                                            (81,000)
Add: Provision                                              141,000
                                                            -------
Ending Balance as of March 31, 2003                       $ 250,000
                                                          =========

Note 10:   Stock-Based Compensation
-----------------------------------

The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. The Company follows Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of FASB Statement No. 123" for disclosure purposes. SFAS No. 148, issued in December 2002, provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosures in annual and interim financial statements regarding the method of accounting used for stock-based compensation and the effect of the method used on reported results. The application of the disclosure portion of this standard will have no impact on the Company's consolidated financial position or results of operations.

In the Company's condensed consolidated financial statements, no compensation expense has been recognized for stock option grants issued under any of the Company's stock option plans. Had compensation expense for stock option grants issued been determined under the fair value method of SFAS No. 123, the Company's net loss and loss per share (EPS) for the three and six month periods ended March 31, 2003 and 2002 would have been:


                                 Three Months               Six Months
                                Ended March 31,            Ended March 31,
                               2003         2002          2003         2002
                               ----         ----          ----         ----

Reported loss before
  cumulative effect of a
  change in accounting
  principle                 $(2,734,772) $ (467,386)  $(3,433,751)  $(814,327)
Stock-based compensation
  cost, net of tax              (51,210)    (14,785)      (91,698)    (27,108)
                            -----------  ----------   -----------   ---------
Pro forma loss before
  cumulative effect of a
  change in accounting
  principle                 $(2,785,982) $ (482,171)  $(3,525,449)  $(841,435)
                            ===========  ==========   ===========   =========

Reported basic and diluted
  EPS before cumulative
  effect of a change in
  accounting principle         $(.59)      $(.10)        $(.74)       $(.18)
Pro forma basic and diluted
  EPS before cumulative
  effect of a change in
  accounting principle         $(.60)      $(.10)        $(.76)       $(.18)



Reported net loss           $(2,734,772) $ (467,386)  $(4,806,357)  $(814,327)
Stock-based compensation
  cost, net of tax              (51,210)    (14,785)      (91,698)    (27,108)
                            -----------  ----------   -----------   ---------
Pro forma net loss          $(2,785,982) $ (482,171)  $(4,898,055)  $(841,435)
                            ===========  ==========   ===========   =========

Reported basic and
  diluted EPS                  $(.59)      $(.10)       $(1.04)       $(.18)
Pro forma basic and
  diluted EPS                  $(.60)      $(.10)       $(1.06)       $(.18)

Note 11:   Income Taxes
-----------------------

In the quarter ended March 31, 2003, the Company recognized a $2.1 million charge to provide a valuation allowance against its deferred tax assets due to the uncertainty of future realization. The establishment of such valuation allowance was determined to be appropriate during the current period due to updated judgments of future results in light of the Company's operating losses in current and recent years and the inherent uncertainties of predicting future operating results in periods over which such net tax differences become deductible. Income tax expense for the six month period ended March 31, 2003 includes the recognition of an available tax effected net operating loss carryback of $225,000 and a net operating loss carryforward benefit of $253,000 recorded in the prior quarter ended December 31, 2002.

Income tax expense for the three and six month periods ended March 31, 2003 also
included  a  provision   for  foreign  tax  expense  of  $81,000  and  $181,000,
respectively.

For income tax purposes, the Company had available at March 31, 2003, a tax effected net operating loss carryback of approximately $1.9 million included in recoverable income taxes, for which the Company plans to file a carryback claim to obtain a refund of previously paid taxes.

Note 12:   New Accounting Standards
-----------------------------------

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities". SFAS No. 146 requires that a liability be recognized for costs associated with an exit or disposal activity only when the liability is incurred. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146, which did not have an impact on the Company's consolidated financial statements.

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

Note 13:   Contingencies
------------------------

On May 15, 2003, the Company was served with a summons and complaint in a patent infringement suit that named the Company and thirteen other defendants. The alleged infringement relates to the Company's camera dome systems, which is a significant product line. Among other things, the suit seeks injunctive relief and unspecified damages. At this time, an assessment as to the likelihood of an unfavorable outcome can not be made as the Company and its counsel have not had sufficient time to evaluate the complaint. However, the Company intends to vigorously defend itself in this matter.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------


Results of Operations
---------------------
Three Months Ended March 31, 2003 Compared with March 31, 2002
--------------------------------------------------------------


Net sales for the quarter ended March 31, 2003 increased $.2 million or 2% to $13.1 million compared with $12.9 million in the year ago period. Domestic sales decreased $.3 million or 3% to $7.7 million compared with $8.0 million in the year ago period. Such decrease was due principally to the recent downturn in the U.S. economy. International sales for the March 31, 2003 quarter increased $.5 million or 10% to $5.4 million compared with $4.9 million in the year ago period principally as a result of favorable exchange rate changes as the British pound and Eurodollar strengthened against the U.S. dollar.

Gross profit margins for the second quarter of fiscal 2003 increased to 35.5% compared with 33.0% in the year ago period. The margin increase was principally due to the introduction of the Company's new digital video product line and lower fixed production costs.

Operating expenses for the second quarter of fiscal 2003 were $5.2 million or 39.5% of net sales compared with $4.9 million or 38.1% of net sales in the year ago period. The Company continued to invest in new product development in the current quarter, incurring $1.3 million of engineering and development expenses compared with $1.0 million in the year ago period. The current quarter engineering and development expenses included a performance based compensation charge of $325,000 associated with the introduction of the Company's new digital video product line.

The Company incurred an operating loss of $523,000 for the second fiscal quarter of 2003 compared with an operating loss of $663,000 in the year ago period principally as a result of increased operating expenses.

Interest expense decreased to $64,000 for the second quarter of fiscal 2003 compared with $78,000 in the year ago period principally as a result of the paydown of bank borrowings.

Income tax expense for the second quarter of fiscal 2003 was $2.2 million compared with an income tax benefit of $228,000 in the year ago period. In the quarter ended March 31, 2003, the Company recognized a $2.1 million income tax charge to provide a valuation allowance against its deferred tax assets due to the uncertainty of future realization. The establishment of such valuation allowance was determined to be appropriate as a result of the Company's operating losses in current and recent years and the inherent uncertainties of predicting future operating results in periods over which such net tax differences become deductible.

As a result of the foregoing, the Company incurred a net loss of $2.7 million for the second quarter of fiscal 2003 compared with a net loss of $467,000 in the year ago period.

Results of Operations
---------------------
Six Months Ended March 31, 2003 Compared with March 31, 2002
------------------------------------------------------------


Net sales for the six months ended March 31, 2003 decreased $1.3 million or 5% to $25.1 million compared with $26.4 million in the year ago period. Domestic sales decreased $2.0 million or 12% to $14.5 million compared with $16.5 million in the year ago period. Such decrease was due principally to the recent downturn in the U.S. economy. International sales for the six months ended March 31, 2003 increased $.7 million or 8% to $10.6 million compared with $9.9 million in the year ago period principally as a result of favorable exchange rate changes as the British pound and Eurodollar strengthened against the U.S. dollar.

Gross profit margins for the first six months of fiscal 2003 increased to 34.0% compared with 33.0% in the year ago period. The margin increase was principally due to a more favorable sales mix of higher margin products as the Company introduced its new digital video product line in the second quarter ended March 31, 2003.

Operating expenses for the first six months of fiscal 2003 were $10.1 million or 40.4% of net sales compared with $9.9 million or 37.3% of net sales in the year ago period. The Company continued to invest in new product development in the current year period, incurring $2.4 million of engineering and development expenses compared with $2.0 million in the year ago period.

The Company incurred an operating loss of $1.6 million for the first six months of 2003 compared with an operating loss of $1.1 million in the year ago period principally as a result of lower sales and higher operating expenses.

Interest expense decreased to $132,000 for the first six months of fiscal 2003 compared with $176,000 in the year ago period principally as a result of the paydown of bank borrowings.

Income tax expense for the first six months of fiscal 2003 was $1.8 million compared with an income tax benefit of $398,000 in the year ago period. In the second quarter ended March 31, 2003, the Company recognized a $2.1 million income tax charge to provide a valuation allowance against its deferred tax assets due to the uncertainty of future realization. Such charge was reduced by the recognition of an available tax effected net operating loss carryback of $225,000 and a net operating loss carryforward benefit of $253,000 recorded in the first quarter ended December 31, 2002.

During the six months ended March 31, 2003, the Company completed its required goodwill impairment tests as of October 1, 2002 and determined that the carrying amount of goodwill was impaired when tested pursuant to the requirements of the new standard. As a result, a goodwill impairment charge of $1.4 million was recognized as the cumulative effect of a change in accounting principle for the six month period.

As a result of the foregoing, the Company incurred a net loss of $4.8 million for the first six months of fiscal 2003 compared with a net loss of $814,000 in the year ago period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

Liquidity and Financial Condition
---------------------------------

Net cash used in operating activities was $268,000 for the first six months of fiscal 2003. The net loss of $4.8 million for the period included non-cash charges of $1.9 million for deferred income taxes and $1.4 million for goodwill impairment. Such net loss was further reduced by a non-cash charge of $533,000 for depreciation and amortization and a $760,000 reduction in inventories. Net cash used in investing activities was $1.9 million for the first six months of fiscal 2003 relating to the purchase of $1.5 million of marketable securities, which consist of mutual fund investments in U.S. government securities, and $326,000 of general capital expenditures. Net cash used in financing activities was $803,000, which primarily represented scheduled repayments of bank mortgage and term loans. As a result of the foregoing, cash decreased by $3.0 million for the first six months of fiscal 2003 after the effect of exchange rate changes on the cash position of the Company. At March 31, 2003, the Company had an available tax effected net operating loss carryback of approximately $1.9 million, for which it plans to file a carryback claim in the near term to obtain a refund of previously paid taxes.

The Company has a $5 million secured revolving credit facility with a bank that expires in July 2004 and a $375,000 outstanding term loan with the same bank that matures in August 2003. Borrowings under the revolving credit facility bear interest at the bank's prime rate or, at the Company's option, LIBOR plus 190 basis points (4.25% and 3.19%, respectively, at March 31, 2003). The credit agreement includes a provision that waives the Company's obligation to comply with all financial covenants contained in the agreements so long as there are no outstanding borrowings under the revolving credit facility and the Company maintains certain compensating balances. At this time, the Company does not anticipate that it will be obligated to comply with these financial covenants in the near term. At March 31, 2003 and September 30, 2002, there were no outstanding borrowings under this facility.

The Company also maintains a bank overdraft facility of one million Pounds Sterling (approximately $1,580,000) in the U.K. to support local working capital requirements of Vicon Industries Limited. This facility expires in March 2004. At March 31, 2003 and September 30, 2002, there were no outstanding borrowings under this facility.

Current and long-term debt maturing in the remaining six months ended September 30, 2003 and in each of the subsequent fiscal years approximates $539,000 for the remaining six months ended September 30, 2003, $321,000 in 2004, $329,000 in 2005, $336,000 in 2006, $316,000 in 2007 and $1,740,000 thereafter.

The Company occupies certain facilities, or is contingently liable, under operating leases that expire at various dates through 2008. The leases, which cover periods from three to eight years, generally provide for renewal options at specified rental amounts. The aggregate operating lease commitment at March 31, 2003 was $591,000 with minimum rentals for the fiscal years shown as follows: for the remaining six months ended September 30, 2003 - $157,000; 2004
- $272,000;  2005 - $98,000; 2006 - $24,000; 2007 - $24,000; 2008 and thereafter
- $16,000.

The Company entered into certain consulting and incentive compensation agreements that provide for the payout of up to $810,000 of fees and compensation upon the completion and sale of a specified number of units of a newly developed product line. The Company incurred $325,000 of expenses relating to these agreements in the second fiscal quarter ended March 31, 2003 and believes that it is likely that it will incur the majority of the remaining arrangement over the last two quarters of this fiscal year.

The Company believes that it has sufficient cash to meet its anticipated operating, capital expenditures and debt service requirements for at least the next twelve months. The Company has experienced reduced sales levels and incurred operating losses in past periods which limits the Company's ability to draw upon its bank credit facilities, if needed.

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

The Company assesses the recoverability of the carrying value of its long-lived assets, including identifiable intangible assets with finite useful lives, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company evaluates the recoverability of such assets based upon the expectations of undiscounted cash flows from such assets and estimated net asset liquidation values. If the sum of the expected future undiscounted cash flows, plus estimated asset liquidation values, is less than the carrying amount of the asset, a loss would be recognized for the difference between the fair value and the carrying amount.

The Company's ability to recover the reported amounts of deferred income tax assets is dependent upon its ability to generate sufficient taxable income during the periods over which net temporary tax differences become deductible. In the quarter ended March 31, 2003, the Company recognized a $2.1 million charge to provide a valuation allowance against its deferred tax assets due to the uncertainty of future realization. The establishment of such valuation allowance was determined to be appropriate during the current period due to updated judgments in light of the Company's operating losses in current and recent years and the inherent uncertainties of predicting future operating results in periods over which such net tax differences become deductible. The Company plans to provide a full valuation allowance against its deferred tax assets until such time that it can achieve a sustained level of profitability or other positive evidence arises that would demonstrate an ability to recover such assets.

New Accounting Standard Not Yet Adopted
---------------------------------------

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

The Company enters into forward exchange contracts to hedge certain foreign currency exposures and minimize the effect of such fluctuations on reported earnings and cash flow (see Note 7 "Derivative Instruments" to the accompanying condensed consolidated financial statements). At March 31, 2003, the Company's foreign currency exchange risks included a $2.3 million intercompany accounts receivable balance due from the Company's U.K. based subsidiary and a nominal Japanese Yen denominated trade accounts payable liability due to inventory suppliers. Such assets and liabilities are short term and will be settled in fiscal 2003. The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from quarter-end levels, with all other variables held constant.

At March 31, 2003, a 10% strengthening or weakening of the U.S. dollar versus the British Pound would result in a $230,000 decrease or increase, respectively, in the intercompany accounts receivable balance. Such foreign currency exchange risk at March 31, 2003 has been substantially hedged by forward exchange contracts.

At March 31, 2003, the Company had $2.3 million of outstanding floating rate bank debt which was covered by interest rate swap agreements that effectively convert the foregoing floating rate debt to stated fixed rates (see "Note 5. Long-Term Debt" to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2002). Thus, the Company has substantially no net interest rate exposures on these instruments. However, the Company had approximately $925,000 of floating rate bank debt that is subject to interest rate risk as it was not covered by interest rate swap agreements. The Company does not believe that a 10% fluctuation in interest rates would have a material effect on its consolidated financial position and results of operations.


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

                     Independent Accountants' Review Report

The Board of Directors and Shareholders
Vicon Industries, Inc.

We have reviewed the condensed consolidated balance sheet of Vicon Industries, Inc. and subsidiaries as of March 31, 2003, and the related condensed consolidated statements of operations and cash flows for the three and six-month periods ended March 31, 2003 and 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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

As discussed in Note 8, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective October 1, 2002.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Vicon Industries, Inc. and subsidiaries as of September 30, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated December 10, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                      /s/ KPMG LLP
                                                      ------------

Melville, New York
May 15, 2003

PART II - OTHER INFORMATION
---------------------------

ITEM 1 - LEGAL PROCEEDINGS
------   -----------------

          On May 15, 2003, the Company was served with a summons and complaint in a patent infringement suit that named the Company and thirteen other defendants. The alleged infringement relates to the Company's camera dome systems, which is a significant product line. Among other things, the suit seeks injunctive relief and unspecified damages. At this time, an assessment as to the likelihood of an unfavorable outcome can not be made as the Company and its counsel have not had sufficient time to evaluate the complaint. However, the Company intends to vigorously defend itself in this matter.

ITEM 2 - CHANGES IN SECURITIES
------   ---------------------

         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
------   -------------------------------

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

         The Company's annual meeting was held on May 8, 2003.

         Proposal 1:  Election of Director

         The following director was elected by the votes indicated:

                                            For               Withheld
                                            ---               --------

         Peter F. Neumann                4,163,193             90,540

         The terms of the following directors continued after the meeting:

                               Kenneth M. Darby
                               Milton F. Gidge
                               W. Gregory Robertson
                               Arthur D. Roche


         Proposal 2:  Ratification of Appointment of Independent Auditors

         The selection of auditors was approved by the votes indicated:

                          For          Against       Abstain
                          ---          -------       -------

                       4,212,245        21,040        20,448



ITEM 5 - OTHER INFORMATION
------   -----------------

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

         Exhibit
         Number     Description

           10       Material Contracts

                    (.1) Advice of Borrowing Terms between the Registrant and
                         National Westminster Bank PLC dated
                         April 22, 2003.


          15.1      Letter re: unaudited interim financial information.

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



VICON INDUSTRIES, INC.





May 15, 2003




/s/ Kenneth M. Darby                       /s/ John M. Badke
--------------------                       -----------------
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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ John M. Badke
-----------------
John M. Badke
Vice President, Finance and
Chief Financial Officer