Form 10-Q
period 2003-08-14
VICON INDUSTRIES INC /NY/
filed 2003-08-14
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


QUARTERLY  REPORT UNDER  SECTION 13 or 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934



For Quarter Ended  June 30, 2003               Commission File No.  1-7939
                   -------------                                    ------




                            Vicon Industries, Inc.
                            ----------------------

        New York State                                11-2160665
        --------------                                ----------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   identification No.)



            89 Arkay Drive, Hauppauge, New York                    11788
-----------------------------------------------------------------------------
          (Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including area code:   (631) 952-2288
                                                    ------------------



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

                               Yes    X        No
                                   -------        ------


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934)

                               Yes             No    X
                                   -------        -------

At June 30 2003, the registrant had outstanding 4,618,762 shares of Common Stock, $.01 par value.

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                 Three Months Ended

                                            6/30/03                6/30/02
                                            -------                -------
Net sales                                $13,050,732            $14,274,490
Cost of sales                              7,793,890              9,212,820
                                         -----------            -----------
    Gross profit                           5,256,842              5,061,670

Operating expenses:
  Selling expense                          2,764,499              2,929,144
  General & administrative expense         1,067,316                939,951
  Engineering & development expense        1,342,116              1,095,889
                                         -----------            -----------
                                           5,173,931              4,964,984

    Operating income                          82,911                 96,686

Interest expense                              52,424                 81,757
Interest income                              (28,524)               (31,007)
                                         -----------            -----------

    Income before income taxes                59,011                 45,936
Income tax expense                            29,000                 18,000
                                         -----------            -----------

    Net income                           $    30,011            $    27,936
                                         ===========            ===========



Earnings per share:
            Basic                         $     .01               $   .01
                                                ===                   ===
            Diluted                       $     .01               $   .01
                                                ===                   ===

Shares used in computing earnings per share:
            Basic                          4,626,546              4,669,526
            Diluted                        4,666,371              4,733,552







     See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------

                                   (UNAUDITED)

                                                    Nine Months Ended
                                                    -----------------

                                               6/30/03             6/30/02
                                               -------             -------

Net sales                                   $38,150,627         $40,671,462
Cost of sales                                24,352,236          26,902,063
                                            -----------         -----------
      Gross profit                           13,798,391          13,769,399

Operating expenses:
  Selling expense                             8,378,614           8,765,022
  General & administrative expense            3,171,339           2,934,704
  Engineering & development expense           3,758,677           3,117,226
                                            -----------         -----------
                                             15,308,630          14,816,952

      Operating loss                         (1,510,239)         (1,047,553)

Interest expense                                184,343             257,808
Interest income                                (129,799)           (138,971)
                                            -----------         -----------

      Loss before income taxes               (1,564,783)         (1,166,390)
Income tax expense (benefit) (Note 11)        1,838,957            (380,000)
                                            -----------         -----------
      Loss before cumulative effect of
        a change in accounting principle     (3,403,740)           (786,390)
Cumulative effect of a change in
  accounting principle (Note 8)              (1,372,606)               -
                                            -----------         -----------

      Net loss                              $(4,776,346)        $  (786,390)
                                            ===========         ===========




Basic and diluted loss per share:
  Loss before cumulative effect of
    a change in accounting principle        $     (.73)         $    (.17)
  Cumulative effect of a change in
    accounting principle                          (.30)                -
                                            -----------         -----------
      Net loss                              $    (1.03)         $    (.17)
                                            ===========         ===========



Shares used in computing loss per share:
            Basic                             4,636,834           4,657,752
            Diluted                           4,636,834           4,657,752






     See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

ASSETS                                               6/30/03         9/30/02
------                                               -------         -------
                                                   (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                         $ 6,267,406     $ 9,771,804
Marketable securities                               1,558,756           -
Accounts receivable, net                           10,115,345      10,127,526
Accounts receivable - related parties                  43,039         273,464
Inventories:
  Parts, components, and materials                  2,034,754       2,802,779
  Work-in-process                                   2,133,309       1,275,057
  Finished products                                 8,797,376       9,470,823
                                                  -----------     -----------
                                                   12,965,439      13,548,659
Recoverable income taxes                            1,937,728       1,712,728
Deferred income taxes                                    -            673,574
Prepaid expenses                                      610,008         496,399
                                                  -----------     -----------
   TOTAL CURRENT ASSETS                            33,497,721      36,604,154

Property, plant and equipment                      17,553,809      16,997,129
Less accumulated depreciation and amortization    (10,208,743)     (9,331,102)
                                                 ------------     -----------
                                                    7,345,066       7,666,027
Goodwill, net of accumulated amortization               -           1,372,606
Deferred income taxes                                   -           1,283,784
Other assets                                          479,503         499,918
                                                  -----------     -----------
   TOTAL ASSETS                                   $41,322,290     $47,426,489
                                                  ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
Current maturities of long-term debt                  485,379       1,304,227
Accounts payable - trade                            1,977,133       1,740,919
Accounts payable - related parties                     54,855         643,093
Accrued compensation and employee benefits          1,953,225       1,837,519
Accrued expenses                                    2,123,797       1,596,288
Unearned revenue                                    1,378,244       1,514,121
Income taxes payable                                  142,236         140,741
                                                  -----------     -----------
   TOTAL CURRENT LIABILITIES                        8,114,869       8,776,908

Long-term debt                                      2,803,998       3,040,061
Unearned revenue                                      706,591       1,267,337
Other long-term liabilities                           792,708         803,476

SHAREHOLDERS' EQUITY
Common stock, par value $.01                           48,290          48,239
Capital in excess of par value                     21,778,012      21,760,002
Retained earnings                                   7,954,068      12,730,414
                                                  -----------     -----------
                                                   29,780,370      34,538,655
Less treasury stock, at cost                         (950,591)       (842,024)
Accumulated other comprehensive income (loss)          74,345        (157,924)
                                                  -----------     -----------
   TOTAL SHAREHOLDERS' EQUITY                      28,904,124      33,538,707
                                                  -----------     -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $41,322,290     $47,426,489
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




                                                        Nine Months Ended
                                                        -----------------

                                                       6/30/03        6/30/02
                                                       -------        -------
Cash flows from operating activities:
  Net loss                                         $(4,776,346)   $  (786,390)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization                      826,169        835,848
    Goodwill amortization                                 -           148,839
    Stock compensation expense                           1,892         23,287
    Deferred income taxes                            1,853,957       (534,788)
    Cumulative effect of a change in
      accounting principle                           1,372,606           -
  Change in assets and liabilities:
      Accounts receivable                              183,649       (818,675)
      Accounts receivable - related parties            230,425       (137,622)
      Inventories                                      675,586        828,414
      Recoverable income taxes                        (225,000)          -
      Prepaid expenses                                (106,108)        (4,506)
      Other assets                                      20,415         84,501
      Accounts payable - trade                         195,033         14,420
      Accounts payable - related parties              (588,238)       (89,091)
      Accrued compensation and employee benefits       107,029       (380,205)
      Accrued expenses                                 502,480       (683,700)
      Unearned revenue                                (696,623)      (543,873)
      Income taxes payable                              (4,976)      (326,188)
      Other liabilities                                 83,202         10,339
                                                   ------------   -----------
       Net cash used in operating activities          (344,848)    (2,359,390)

Cash flows from investing activities:
  Capital expenditures                                (436,170)      (455,991)
  Purchases of marketable securities                (1,555,028)          -
                                                   ------------   -----------
       Net cash used in investing activities        (1,991,198)      (455,991)

Cash flows from financing activities:
  Repayments of U.S. term loan                        (675,000)      (675,000)
  Repayments of other long-term debt                  (396,371)      (323,428)
  Proceeds from exercise of stock options               16,169         42,890
  Repurchases of common stock                         (108,567)          -  _
                                                   ------------   -----------
       Net cash used in financing activities        (1,163,769)      (955,538)
                                                   ------------   -----------
Effect of exchange rate changes on cash                 (4,583)       (86,693)
                                                   ------------   -----------

Net decrease in cash                                (3,504,398)    (3,857,612)
Cash at beginning of year                            9,771,804      9,795,148
                                                   ------------   -----------
Cash at end of period                              $ 6,267,406    $ 5,937,536
                                                   ============   ===========



     See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------
                                  June 30, 2003
                                  -------------


Note 1:  Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2002. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2:  Marketable Securities
------------------------------

Marketable securities consist of mutual fund investments in U.S. government debt securities. Such securities are stated at market value and are classified as available-for-sale under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, with unrealized gains and losses reported in other comprehensive income as a component of shareholders' equity. The cost of such securities at June 30, 2003 was $1,555,028, with $4,166 of unrealized gains and $438 of unrealized losses reported for the nine-month period ended.

Note 3:  Accounts Receivable
----------------------------

Accounts receivable is stated net of an allowance for doubtful accounts of $1,379,000 and $1,077,000 as of June 30, 2003 and September 30, 2002,
respectively.

Note 4:  Earnings per Share
---------------------------

Basic earnings (loss) per share (EPS) is computed based on the weighted average number of common shares outstanding for the period. Diluted EPS reflects the maximum dilution that would have resulted from the exercise of stock options and incremental common shares issuable under a deferred compensation agreement. The following table provides the components of the basic and diluted EPS computations for the three and nine month periods ended June 30, 2003 and 2002:

                                     Three Months              Nine Months
                                    Ended June 30,            Ended June 30,
                                   2003         2002         2003        2002
                                   ----         ----         ----        ----
Basic EPS Computation
Net income (loss)...........  $   30,011   $   27,936  $(4,776,346) $ (786,390)

Weighted average
 shares outstanding.........   4,626,546    4,669,526    4,636,834   4,657,752

Basic earnings (loss)
 per share..................  $      .01   $      .01  $     (1.03) $     (.17)
                              ==========   ==========  ============ ===========
Diluted EPS Computation
Net income (loss)...........  $   30,011   $   27,936  $(4,776,346) $ (786,390)

  Weighted average
   shares outstanding.......   4,626,546    4,669,526    4,636,834   4,657,752
  Stock compensation
   arrangement..............      16,283       10,989        -           -
  Stock options.............      23,542       53,037        -           -
                              ----------   ----------   ----------  ----------

Diluted shares outstanding..   4,666,371    4,733,552    4,636,834   4,657,752

Diluted earnings (loss)
 per share..................  $      .01   $      .01  $     (1.03) $     (.17)
                              ==========   ==========  ============ ===========

For the nine months ended June 30, 2003 and 2002, 49,748 and 60,330 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive.


Note 5:   Comprehensive Income (Loss)
-------------------------------------

The Company's total comprehensive income (loss) for the three and nine month periods ended June 30, 2003 and 2002 was as follows:

                                     Three Months             Nine Months
                                    Ended June 30,           Ended June 30,
                                    --------------           --------------

                                   2003       2002          2003        2002
                                   ----       ----          ----        ----


Net income (loss)           $    30,011  $   27,936   $(4,776,346)  $(786,390)
Other comprehensive income
 (loss), net of tax:
  Net unrealized gain
   (loss) on securities             (20)       -            3,728        -
  Unrealized gain (loss)
   on derivatives                (5,366)    (52,811)       (9,431)     32,975
  Foreign currency
   translation adjustment       257,128     258,075       237,972     122,562
                            ------------ ----------   ------------  ---------
Comprehensive income (loss) $   281,753  $  233,200   $(4,544,077)  $(630,853)
                            ============ ==========   ============  =========

The accumulated other comprehensive income (loss) balances at June 30, 2003 and September 30, 2002 consisted of the following:

                                                    June 30,     September 30,
                                                      2003           2002
                                                   ---------      ---------
Foreign currency translation adjustment            $ 280,769      $  42,797
Unrealized loss on derivatives                      (210,152)      (200,721)
Unrealized gain on securities                          3,728           -
                                                   ----------     ---------
Accumulated other comprehensive income (loss)      $  74,345      $(157,924)
                                                   ==========     =========

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

The Company evaluates performance and allocates resources based on, among other things, the net profit or loss for each segment, excluding intersegment sales and profits. Segment information for the three and nine month periods ended June 30, 2003 and 2002 was as follows:

Three Months Ended
June 30, 2003          U.S.       Europe      Other     Consolid.    Totals
--------------      ----------  ----------  ---------  ----------   --------

Net sales to
 external customers $ 9,358,000  $3,321,000 $  372,000  $    -     $13,051,000
Intersegment
 net sales            1,534,000       -        928,000  (2,462,000)      -
Net income (loss)       204,000      48,000   (190,000)    (32,000)     30,000
Total assets         32,441,000   9,169,000  3,725,000  (4,013,000) 41,322,000

Three Months Ended
June 30, 2002           U.S.       Europe      Other     Consolid.    Totals
---------------      ----------  ----------  ---------  ----------   --------

Net sales to
 external customers $10,897,000  $2,853,000 $  524,000 $     -    $14,274,000
Intersegment
 net sales            1,184,000       -         10,000 (1,194,000)      -
Net income (loss)       340,000     116,000   (387,000)   (41,000)     28,000
Total assets         41,726,000   7,795,000  3,518,000 (4,701,000) 48,338,000

Nine Months Ended
June 30, 2003          U.S.       Europe      Other     Consolid.    Totals
-----------------   ----------  ----------  ---------  ----------   -------

Net sales to
 external customers $25,572,000 $11,413,000 $1,166,000  $    -     $38,151,000
Intersegment
 net sales            4,590,000       -      2,195,000  (6,785,000)      -
Net income (loss)    (3,197,000)    408,000   (509,000) (1,478,000) (4,776,000)
Total assets         32,441,000   9,169,000  3,725,000  (4,013,000) 41,322,000

Nine Months Ended
June 30, 2002           U.S.       Europe      Other     Consolid.    Totals
---------------      ----------  ----------  ---------  ----------   -------

Net sales to
 external customers $28,650,000  $9,950,000 $2,071,000 $     -    $40,671,000
Intersegment
 net sales            5,530,000       -         76,000 (5,606,000)      -
Net income (loss)      (384,000)    535,000   (652,000)  (285,000)   (786,000)
Total assets         41,726,000   7,795,000  3,518,000 (4,701,000) 48,338,000

The consolidating segment information above includes the elimination and consolidation of intersegment transactions.

Note 7:   Derivative Instruments
--------------------------------

At June 30, 2003, the Company had interest rate swaps and forward exchange contracts outstanding with notional amounts aggregating $2.1 million and $3.8 million, respectively, whose aggregate fair value was a liability of approximately $210,000. The change in the amount of the liability for these instruments is shown as a component of accumulated other comprehensive loss.

Note 8:   Goodwill
------------------

The Company adopted SFAS No. 142 on October 1, 2002, and accordingly, has discontinued amortization of goodwill as of that date. In the second quarter ended March 31, 2003, the Company completed the transitional goodwill impairment testing required under SFAS No. 142. In accordance with SFAS No. 142, such testing included a comparison of the fair value of each of the Company's reporting units to the carrying amounts of each unit's net assets, and a determination of the implied fair value of each reporting unit's goodwill. Based upon an independent valuation conducted as of October 1, 2002, and the results of the transitional impairment testing, the Company recognized an impairment charge of approximately $1.4 million (primarily resulting from a change in measurement from undiscounted to discounted cash flows), as a cumulative effect of a change in accounting principle for the nine months ended June 30, 2003.

The following table presents pro forma income (loss) and earnings (loss) per share data, before the cumulative effect of a change in accounting principle, restated to include the retroactive impact of the adoption of SFAS No. 142:

                                  Three Months              Nine Months
                                 Ended June 30,            Ended June 30,
                                ---------------          -----------------
                                2003       2002          2003        2002
                                ----       ----          ----        ----
Reported income (loss)
  before cumulative
  effect of a change in
  accounting principle      $    30,011  $  27,936   $(3,403,740) $(786,390)
Add back:
  goodwill amortization            -        49,613         -        148,839
                            -----------  ---------   -----------  ---------
Pro forma income (loss)
  before cumulative
  effect of a change in
  accounting principle      $    30,011  $  77,549   $(3,403,740) $(637,551)
                            ============ ==========  ===========  =========

Basic and diluted earnings (loss) per share:
--------------------------------------------
Reported earnings (loss) per
  share before cumulative
  effect of a change in
  accounting principle         $    .01    $   .01     $    (.73) $    (.17)
Goodwill amortization                -         .01            -         .03
                               --------    -------     ---------  ---------
Pro forma earnings (loss)
  per share                    $    .01    $   .02     $    (.73) $    (.14)
                               =========   ========    =========  =========

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

The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of this interpretation are effective for financial statement periods ending after December 15, 2002. The Company adopted the disclosure requirements of this interpretation in the first quarter ended December 31, 2002. The adoption of this interpretation did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

The Company recognizes the estimated cost associated with its standard warranty on products at the time of sale. The estimate is based on historical warranty claim cost experience. The following is a summary of the changes in the Company's accrued warranty obligation (which is included in accrued expenses) for the reporting period:

Beginning balance as of September 30, 2002                $ 190,000
Deduct: Payments                                           (122,000)
Add: Provision                                              212,000
                                                          ---------
Ending balance as of June 30, 2003                        $ 280,000
                                                          =========

Note 10:   Stock-Based Compensation
-----------------------------------

The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. The Company follows Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123" for disclosure purposes. SFAS No. 148, issued in December 2002, provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosures in annual and interim financial statements regarding the method of accounting used for stock-based compensation and the effect of the method used on reported results. The application of the disclosure portion of this standard will have no impact on the Company's consolidated financial position or results of operations.

In the Company's condensed consolidated financial statements, no compensation expense has been recognized for stock option grants issued under any of the Company's stock option plans. Had compensation expense for stock option grants issued been determined under the fair value method of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share (EPS) for the three and nine month periods ended June 30, 2003 and 2002 would have been:

                                    Three Months              Nine Months
                                   Ended June 30,            Ended June 30,
                                --------------------      --------------------
                                  2003        2002          2003        2002
                                  ----        ----          ----        ----

Reported income (loss)
  before cumulative
  effect of a change in
  accounting principle       $    30,011  $   27,936   $(3,403,740)  $(786,390)
Stock-based compensation
  cost, net of tax               (44,640)    (13,670)     (123,367)    (42,865)
                             -----------  ----------   -----------   ---------
Pro forma income (loss)
  before cumulative
  effect of a change in
  accounting principle       $   (14,629) $   14,266   $(3,527,107)  $(829,255)
                             ===========  ===========  ============  =========

Reported basic and diluted
  EPS before cumulative
  effect of a change in
  accounting principle           $ .01       $ .01       $(.73)       $(.17)
Pro forma basic and diluted
  EPS before cumulative
  effect of a change in
  accounting principle           $  -        $  -        $(.76)       $(.18)


Reported net income (loss)  $    30,011  $   27,936   $(4,776,346)  $(786,390)
Stock-based compensation
  cost, net of tax              (44,640)    (13,670)     (123,367)    (42,865)
                            -----------  ----------   -----------   ---------
Pro forma net income (loss) $   (14,629) $   14,266   $(4,899,713)  $(829,255)
                            ===========  ===========  ============  =========

Reported basic and
  diluted EPS                  $ .01       $ .01        $(1.03)       $(.17)
Pro forma basic and
  diluted EPS                  $  -        $  -         $(1.06)       $(.18)

Note 11:   Income Taxes
-----------------------

The components of income tax expense (benefit) for the periods indicated are as follows:

                               Three Months                Nine Months
                              Ended June 30,              Ended June 30,
                          ----------------------      -----------------------
                             2003        2002            2003         2002
                          ---------   ----------      ----------   ----------
Federal:
 Current                  $    -      $(284,000)      $ (225,000)  $(880,000)
 Deferred                      -        276,000        1,853,957     310,000
                          ---------   ---------       ----------   ---------
                               -         (8,000)       1,628,957    (570,000)

State                          -          -                -         (40,000)
Foreign                      29,000      26,000          210,000     230,000
                          ---------   ---------       ----------   ---------
 Total income tax
  expense (benefit)       $  29,000   $  18,000       $1,838,957   $(380,000)
                          =========   =========       ==========   =========

In the nine month period ended June 30, 2003, the Company recognized a $2.1 million charge to provide a valuation allowance against its deferred tax assets due to the uncertainty of future realization. The establishment of such valuation allowance was determined to be appropriate during that period due to updated judgments of future results in light of the Company's operating losses in current and recent years and the inherent uncertainties of predicting future operating results in periods over which such net tax differences become deductible. Income tax expense for the nine month period ended June 30, 2003 includes the recognition of an available tax effected net operating loss carryback of $225,000.

For income tax purposes, the Company had available at June 30, 2003, a tax effected net operating loss carryback of approximately $1.9 million included in recoverable income taxes, for which the Company plans to file a carryback claim to obtain a refund of previously paid taxes.

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

Note 13:   Contingencies
------------------------

On May 15, 2003, the Company was served with a summons and complaint in a patent infringement suit that named the Company and thirteen other defendants. The alleged infringement relates to the Company's camera dome systems, which is a significant product line. Among other things, the suit seeks injunctive relief and unspecified damages. The Company and its outside patent counsel believe that the complaint is without merit and the Company intends to vigorously defend itself in this matter. The Company is unable to reasonably estimate a range of possible loss, if any, at this time. Although the Company believes that it has meritorious defenses to such claims, there is a possibility that an unfavorable outcome could ultimately occur that could result in a liability that is material to the Company's results of operations and financial position. The Company plans to present a joint defense with certain other named defendants in the suit.

Note 14:   Related Party Transaction
------------------------------------

In the third quarter ended June 30, 2003, the Company recognized $360,000 of revenues received from both a related and third party pursuant to the completion of a contract to develop certain new product technology.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------


Results of Operations
---------------------
Three Months Ended June 30, 2003 Compared with June 30, 2002
------------------------------------------------------------


Net sales for the quarter ended June 30, 2003 decreased $1.2 million or 9% to $13.1 million compared with $14.3 million in the year ago period. Domestic sales decreased $1.8 million or 18% to $8.4 million compared with $10.2 million in the year ago period. The year ago period sales included $1.6 million of shipments in connection with a large system order for New York's JFK International Airport. Current period sales included $360,000 of revenues received pursuant to the completion of a contract to develop certain new product technology. International sales for the quarter increased $.6 million or 14% to $4.7 million compared with $4.1 million in the year ago period principally as a result of favorable exchange rate changes as the British pound and Eurodollar strengthened against the U.S. dollar.

Gross profit margins for the third quarter of fiscal 2003 increased to 40.3% compared with 35.5% in the year ago period. The margin increase was principally due to the introduction of the Company's new digital video product line.

Operating expenses for the third quarter of fiscal 2003 were $5.2 million or 39.6% of net sales compared with $5.0 million or 34.8% of net sales in the year ago period. The Company continued to invest in new product development in the current quarter, incurring $1.3 million of engineering and development expenses compared with $1.1 million in the year ago period. The current quarter engineering and development expenses included a performance based compensation charge of $278,000 associated with the introduction of the Company's new digital video product line.

Operating income decreased to $83,000 for the third fiscal quarter of 2003 compared with $97,000 in the year ago period.

Interest expense decreased to $52,000 for the third quarter of fiscal 2003 compared with $82,000 in the year ago period principally as a result of the paydown of bank borrowings.

Income tax expense for the third quarter of fiscal 2003 was $29,000 compared with $18,000 in the year ago period.

As a result of the foregoing, the Company reported net income of $30,000 for the third quarter of fiscal 2003 compared with net income of $28,000 in the year ago period.

Results of Operations
---------------------
Nine Months Ended June 30, 2003 Compared with June 30, 2002
-----------------------------------------------------------

Net sales for the nine months ended June 30, 2003 decreased $2.5 million or 6% to $38.2 million compared with $40.7 million in the year ago period. Domestic sales decreased $3.8 million or 14% to $22.9 million compared with $26.8 million in the year ago period. Such decrease was due principally to the current period slowdown in the U.S. economy and the delivery of a large system order in the year ago period. International sales for the nine months ended June 30, 2003 increased $1.3 million or 10% to $15.3 million compared with $13.9 million in the year ago period principally as a result of favorable exchange rate changes as the British pound and Eurodollar strengthened against the U.S. dollar.

Gross profit margins for the first nine months of fiscal 2003 increased to 36.2% compared with 33.9% in the year ago period. The margin increase was principally due to a more favorable sales mix of higher margin products as the Company introduced its new digital video product line in the second quarter ended March 31, 2003.

Operating expenses for the first nine months of fiscal 2003 were $15.3 million or 40.1% of net sales compared with $14.8 million or 36.4% of net sales in the year ago period. The Company continued to invest in new product development in the current year period, incurring $3.8 million of engineering and development expenses compared with $3.1 million in the year ago period. The current period engineering and development expenses included a performance based compensation charge of $603,000 associated with the introduction of the Company's new digital video product line.

The Company incurred an operating loss of $1.5 million for the first nine months of 2003 compared with an operating loss of $1.0 million in the year ago period principally as a result of higher operating expenses.

Interest expense decreased to $184,000 for the first nine months of fiscal 2003 compared with $258,000 in the year ago period principally as a result of the paydown of bank borrowings.

Income tax expense for the first nine months of fiscal 2003 was $1.8 million compared with an income tax benefit of $380,000 in the year ago period. In the second quarter ended March 31, 2003, the Company recognized a $2.1 million income tax charge to provide a valuation allowance against its deferred tax assets due to the uncertainty of future realization. Such charge was reduced by the recognition of an available tax effected net operating loss carryback of $225,000 and a net operating loss carryforward benefit of $253,000 recorded in the first quarter ended December 31, 2002.

During the six months ended March 31, 2003, the Company completed its required goodwill impairment tests as of October 1, 2002 and determined that the carrying amount of goodwill was impaired when tested pursuant to the requirements of the new standard. As a result, a goodwill impairment charge of $1.4 million was recognized as the cumulative effect of a change in accounting principle for the nine month period.

As a result of the foregoing, the Company incurred a net loss of $4.8 million for the first nine months of fiscal 2003 compared with a net loss of $786,000 in the year ago period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

Liquidity and Financial Condition
---------------------------------

Net cash used in operating activities was $345,000 for the first nine months of fiscal 2003. The net loss of $4.8 million for the period included non-cash charges of $1.9 million for deferred income taxes, $1.4 million for goodwill impairment and $826,000 for depreciation and amortization. Net cash used in investing activities was $2.0 million for the first nine months of fiscal 2003 relating to the purchase of $1.6 million of marketable securities, which consist of mutual fund investments in U.S. government securities, and $436,000 of general capital expenditures. Net cash used in financing activities was $1.2 million, which primarily represented scheduled repayments of bank mortgage and term loans. As a result of the foregoing, cash decreased by $3.5 million for the first nine months of fiscal 2003 after the effect of exchange rate changes on the cash position of the Company. At June 30, 2003, the Company had an available tax effected net operating loss carryback of approximately $1.9 million, for which it plans to file a carryback claim in the near term to obtain a refund of previously paid taxes.

The Company has a $5 million secured revolving credit facility with a bank that expires in July 2004 and a $150,000 outstanding term loan with the same bank that matures in August 2003. Borrowings under the revolving credit facility bear interest at the bank's prime rate or, at the Company's option, LIBOR plus 190 basis points (4.00% and 3.02%, respectively, at June 30, 2003). The credit agreement includes a provision that waives the Company's obligation to comply with all financial covenants contained in the agreements so long as there are no outstanding borrowings under the revolving credit facility and the Company maintains certain compensating balances. At this time, the Company does not anticipate that it will be obligated to comply with these financial covenants in the near term. At June 30, 2003 and September 30, 2002, there were no outstanding borrowings under this facility.

The Company also maintains a bank overdraft facility of one million Pounds Sterling (approximately $1,650,000) in the U.K. to support local working capital requirements of Vicon Industries Limited. This facility expires in March 2004. At June 30, 2003 and September 30, 2002, there were no outstanding borrowings under this facility.

Current and long-term debt maturing in the remaining three months ended September 30, 2003 and in each of the subsequent fiscal years approximates $232,000 for the remaining three months ended September 30, 2003, $334,000 in 2004, $326,000 in 2005, $339,000 in 2006, $318,000 in 2007 and $1,740,000
thereafter.

The Company occupies certain facilities, or is contingently liable, under operating leases that expire at various dates through 2008. The leases, which cover periods from three to eight years, generally provide for renewal options at specified rental amounts. The aggregate operating lease commitment at June 30, 2003 was $521,000 with minimum rentals for the fiscal years shown as follows: for the remaining three months ended September 30, 2003 - $80,000; 2004
- $275,000;  2005 - $99,000; 2006 - $25,000; 2007 - $25,000; 2008 and thereafter
- $17,000.

The Company entered into certain consulting and incentive compensation agreements that provide for the payout of up to $810,000 of fees and compensation upon the completion and sale of a specified number of units of a newly developed product line. The Company incurred $603,000 of expenses relating to these agreements in the first nine months of fiscal 2003 and believes that it is likely that it will incur the majority of the remaining arrangement in the next fiscal year.

The Company believes that it has sufficient cash to meet its anticipated operating, capital expenditures and debt service requirements for at least the next twelve months. The Company has experienced reduced sales levels and incurred operating losses in past periods, which limits the Company's ability to draw upon its bank credit facilities, if needed.

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

The Company's ability to recover the reported amounts of deferred income tax assets is dependent upon its ability to generate sufficient taxable income during the periods over which net temporary tax differences become deductible. In the quarter ended March 31, 2003, the Company recognized a $2.1 million charge to provide a valuation allowance against its deferred tax assets due to the uncertainty of future realization. The establishment of such valuation allowance was determined to be appropriate during that period due to updated judgments in light of the Company's operating losses in current and recent years and the inherent uncertainties of predicting future operating results in periods over which such net tax differences become deductible. The Company plans to provide a full valuation allowance against its deferred tax assets until such time that it can achieve a sustained level of profitability or other positive evidence arises that would demonstrate an ability to recover such assets.

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

The Company enters into forward exchange contracts to hedge certain foreign currency exposures and minimize the effect of such fluctuations on reported earnings and cash flow (see Note 7 "Derivative Instruments" to the accompanying condensed consolidated financial statements). The Company's ongoing foreign currency exchange risks include intercompany sales of product and services between subsidiary companies operating in differing functional currencies. At June 30, 2003, substantially all of such foreign currency transactions have been hedged by forward exchange contracts.

At June 30, 2003, the Company had $2.1 million of outstanding floating rate bank debt which was covered by interest rate swap agreements that effectively convert the foregoing floating rate debt to stated fixed rates (see "Note 5. Long-Term Debt" to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2002). Thus, the Company has substantially no net interest rate exposures on these instruments. However, the Company had approximately $899,000 of floating rate bank debt that is subject to interest rate risk as it was not covered by interest rate swap agreements. The Company does not believe that a 10% fluctuation in interest rates would have a material effect on its consolidated financial position and results of operations.


ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

(a)      Evaluation of Disclosure Controls and Procedures
         ------------------------------------------------

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

(b)      Changes in Internal Controls
         ----------------------------

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                     Independent Accountants' Review Report
                     --------------------------------------

The Board of Directors and Shareholders
Vicon Industries, Inc.

We have reviewed the condensed consolidated balance sheet of Vicon Industries, Inc. and subsidiaries as of June 30, 2003, and the related condensed consolidated statements of operations and cash flows for the three and nine-month periods ended June 30, 2003 and 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Melville, New York
August 14, 2003

PART II - OTHER INFORMATION
---------------------------

ITEM 1 - LEGAL PROCEEDINGS
--------------------------

On May 15, 2003, the Company was served with a summons and complaint in a patent infringement suit that named the Company and thirteen other defendants. The alleged infringement relates to the Company's camera dome systems, which is a significant product line. Among other things, the suit seeks injunctive relief and unspecified damages. The Company and its outside patent counsel believe that the complaint is without merit and the Company intends to vigorously defend itself in this matter. The Company is unable to reasonably estimate a range of possible loss, if any, at this time. Although the Company believes that it has meritorious defenses to such claims, there is a possibility that an unfavorable outcome could ultimately occur that could result in a liability that is material to the Company's results of operations and financial position. The Company plans to present a joint defense with certain other named defendants in the suit.


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

a)       Exhibits
         --------

          15.1      Letter re: unaudited interim financial information.

          31.1      Certification of Chief Executive Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2      Certification of Chief Financial Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1      Certification of Chief Executive Officer pursuant to
                    18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2      Certification of Chief Financial Officer pursuant to
                    18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



b) Reports on Form 8-K
   -------------------

     On May 12, 2003, the Company filed a Current  Report on Form 8-K filing its
     May 7, 2003  press  release  announcing   the   Company's   March 31,  2003
     financial results.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



VICON INDUSTRIES, INC.





August 14, 2003




/s/ Kenneth M. Darby                       /s/ John M. Badke
--------------------                       -----------------
Kenneth M. Darby                           John M. Badke
Chairman and                               Vice President, Finance
Chief Executive Officer                    Chief Financial Officer