Form 10-K
period 2003-09-30
VICON INDUSTRIES INC /NY/
filed 2004-01-15
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                    ---------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended:
September 30, 2003                               Commission File No.  1-7939
----------------------------------------------                       --------


                             VICON INDUSTRIES, INC.
  ---------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)


            NEW YORK                                        11-2160665
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          identification No.)

89 Arkay Drive, Hauppauge, New York                                  11788
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:             (631) 952-2288
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

                               Yes             No   X
                                   ------         ------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                               Yes             No   X
                                   ------         ------

The aggregate market value of Common Stock held by non-affiliates of the registrant as of December 31, 2003 was approximately $14,170,000.

The number of shares outstanding of the registrant's Common Stock as of December 31, 2003 was 4,596,259.

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

The Company operates within the electronic protection segment of the security industry that includes, among others: fire and burglar alarm systems, access control, video systems and article surveillance. The U.S. security industry consists of thousands of individuals and businesses (exclusive of public sector law enforcement) that provide products and services for the protection and monitoring of life, property and information. The security industry includes fire and burglar alarm systems, access control, video systems, article surveillance, guard services and equipment, locks, safes, armored vehicles, security fencing, private investigations, biometric systems and others. The Company's products are typically used for crime deterrence, visual documentation, observation of inaccessible or hazardous areas, enhancing safety, managing personal liability, obtaining cost savings (such as lower insurance premiums), managing control systems and improving the efficiency and effectiveness of personnel. The Company's products are used in, among others, office buildings, manufacturing plants, apartment complexes, retail stores, government facilities, airports, transportation operations, prisons, casinos, hotels, sports arenas, health care facilities and financial institutions.

Products
--------

The Company's product line consists of approximately 700 products, of which about half represent model variations. The Company's product line consists of various elements of a video system, including digital video (network) transmission and recording systems, video cameras, display units (monitors), video recorders, matrix switching equipment for video distribution, digital video and signal processing units (which perform character generation, video encoding, multi screen display, video insertion, intrusion detection, source identification and alarm processing), motorized zoom lenses, remote robotic cameras, system controls, environmental camera enclosures and consoles for system assembly. The Company provides a full line of products due to the many varied climatic and operational environments in which the products are expected to perform. In addition to selling from a standard catalog line, the Company at times produces to specification or will modify an existing product to meet a customer's requirements.

The Company's products range in price from $10 for a simple camera mounting bracket to several hundred thousand dollars (depending upon configuration) for a large digital control, transmission, recording, storage and video matrix switching system.

Marketing
---------

The Company's marketing emphasizes engineered video system solutions which includes system design, project management, technical training and support. The Company promotes and markets its products through industry trade shows worldwide, product brochures and catalogues, direct and electronic mailings to existing and prospective customers, product videos, website promotions, in-house training seminars for customers and end users, road shows which preview new systems and system components, and advertising through trade and end user magazines and the Company's internet web site (www.vicon-cctv.com). The
Company's products are sold principally to over 1,000 independent dealers, system integrators and distributors. Sales are made principally by field sales engineers and inside customer service representatives. The Company's sales effort is supported by in-house customer service coordinators and technical support groups which provide product information, application engineering, design detail, field project management, and hardware and software technical support.

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

Direct export sales and sales from the Company's foreign subsidiaries amounted to $21.1 million, $18.3 million and $20.5 million or 41%, 34% and 31% of consolidated net sales in fiscal years 2003, 2002, and 2001, respectively. The Company's principal foreign markets are Europe, the Middle East and the Pacific Rim, which together accounted for approximately 87 percent of international sales in fiscal 2003.

Competition
-----------

The Company operates in a highly competitive marketplace both domestically and internationally. The Company competes by providing high-end video systems and system components that incorporate broad capability together with high levels of customer service and technical support. Generally, the Company does not compete based on price alone.

The Company's principal engineered video systems competitors include the following companies or their affiliates: Checkpoint Systems, Inc., Matsushita (Panasonic), Pelco Sales Company, Bosch Security Systems, Inc., Sensormatic Electronics Corp. division of Tyco International, GE Interlogix, Inc. and Honeywell's Ultrak, Inc. division. Many additional companies, both domestic and international, produce products that compete against one or more of the Company's system components. In addition, some consumer video electronic companies or their affiliates, including Matsushita Electric Corp. (Panasonic), Mitsubishi Electric Corporation, Sanyo Electric Co., Ltd. and Sony Corporation, compete with the Company for the sale of video products and systems. Almost all of the Company's competitors are larger companies whose financial resources and scope of operations are substantially greater than the Company's.

Engineering and Development
---------------------------

The Company's engineering and development is focused on new and improved video systems and system components. In recent years, the trend of product development and demand within the video security and surveillance market has been toward the application of digital video technology, specifically the compression, transmission, storage, imaging and display of digital video. As the demands of the Company's target market segment requires the Company to keep pace with changes in technology, the Company has focused its engineering effort in these developing areas. During the past three years, the Company substantially increased its product development expenditures to meet the accelerating market shift to network capable (digital) video systems. Development projects are chosen and prioritized based on direct customer feedback, the Company's analysis as to the needs of the marketplace, anticipated technological advances and market research.

At September 30, 2003, the Company employed a total of 41 engineers in the following areas: software development, mechanical design, manufacturing/testing and electrical and circuit design. Engineering and development expense amounted to approximately 9%, 8% and 6% of net sales in fiscal 2003, 2002 and 2001, respectively.

Source and Availability of Raw Materials
----------------------------------------

The Company relies upon independent manufacturers and suppliers to manufacture and assemble certain of its proprietary products and expects to continue to rely on such entities in the future. The Company's relationships with independent manufacturers, assemblers and suppliers are generally not covered by formal contractual agreements.

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

Backlog
-------

The backlog of orders believed to be firm as of September 30, 2003 and 2002 was approximately $7.4 million and $4.2 million, respectively. Orders are generally cancelable without penalty at the option of the customer. The Company prefers that its backlog of orders not exceed its ability to fulfill such orders on a timely basis, since experience shows that long delivery schedules only encourage the Company's customers to look elsewhere for product availability.

Employees
---------

At September 30, 2003, the Company employed 215 full-time employees, of whom 6 are officers, 42 administrative, 93 in sales and technical service capacities, 41 in engineering, and 33 production employees. At September 30, 2002, the Company employed 235 persons. There are no collective bargaining agreements with any of the Company's employees and the Company considers its relations with its employees to be good.

ITEM 2 - PROPERTIES
-------------------

The Company principally operates from an 80,000 square-foot facility located at 89 Arkay Drive, Hauppauge, New York, which it owns. The Company also owns a 14,000 square-foot sales, service and warehouse facility in southern England which services the U.K., Europe and the Middle East. In addition, the Company operates under leases from offices in Manchester, England; Zaventem, Belgium; Yavne, Israel; Hong Kong and various offices in mainland China.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

In May 2003, the Company was served with a summons and complaint in a patent infringement suit that named the Company and thirteen other defendants. The alleged infringement relates to the Company's camera dome systems, which is a significant product line. Among other things, the suit seeks injunctive relief and unspecified damages. The Company and its outside patent counsel believe that the complaint is without merit and the Company intends to vigorously defend itself in this matter. The Company is unable to reasonably estimate a range of possible loss, if any, at this time. Although the Company believes that it has meritorious defenses to such claims, there is a possibility that an unfavorable outcome could ultimately occur that could result in a liability that is material to the Company's results of operations and financial position. The Company plans to present a joint defense with certain other named defendants in the suit.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None



                                     PART II
                                     -------

ITEM 5 - MARKET  FOR THE  REGISTRANT'S  COMMON  STOCK  AND  RELATED  STOCKHOLDER
--------------------------------------------------------------------------------
         MATTERS
         -------

The Company's stock is traded on the American Stock Exchange (AMEX) under the symbol (VII). The following table sets forth for the periods indicated, the range of high and low prices for the Company's Common Stock on AMEX:

          Quarter
           Ended            High        Low
           -----            ----        ---

          Fiscal 2003
          -----------
          December          3.90        2.40
          March             3.55        2.79
          June              3.55        2.44
          September         4.60        3.15

          Fiscal 2002
          -----------
          December          5.01        2.75
          March             6.05        3.70
          June              4.15        3.26
          September         3.80        2.52




The last sale price of the Company's Common Stock on December 31, 2003 as reported on AMEX was $4.68 per share. As of December 31, 2003, there were approximately 235 shareholders of record.

The Company has never declared or paid cash dividends on its Common Stock and anticipates that any earnings in the foreseeable future will be retained to finance the growth and development of its business.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------


FISCAL YEAR                     2003        2002        2001      2000       1999
                                ----        ----        ----      -----      ----

                                      (in thousands, except per share data)
Net sales                     $51,954     $54,168     $65,365   $74,624    $73,414
Gross profit                   19,091      18,218      21,686    23,054     25,779
Operating income (loss)        (1,677)     (2,180)       (418)    1,993      7,893
Income (loss) before
  income taxes                 (1,739)     (2,349)      2,307     1,589      7,442
Net income (loss) (1)          (4,874)     (1,579)      1,497       961      4,760
Earnings (loss) per share (1):
  Basic                         (1.05)       (.34)        .32       .21       1.05
  Diluted                       (1.05)       (.34)        .32       .21       1.01
Total assets                   41,893      47,426      51,926    53,918     49,899
Long-term debt                  2,732       3,040       3,498     7,090      5,799
Working capital                25,333      27,827      30,005    33,365     29,049
Property, plant and
  equipment (net)               7,286       7,666       8,139     8,502      8,053


(1) Fiscal 2003 includes the effects of the Company's adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on October 1, 2002.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
                                 OF OPERATIONS
                                 -------------

RESULTS OF OPERATIONS
---------------------

Fiscal Year 2003 Compared with 2002
-----------------------------------

Net sales for 2003 decreased $2.2 million or 4% to $52.0 million compared with $54.2 million in 2002. Domestic sales decreased $5.0 million or 14% to $30.9 million compared with $35.9 million in 2002. Such decrease was due principally to the current year slowdown in the U.S. economy and a reorganization of the Company's domestic sales force to properly sell its new digital (network) video products. International sales increased $2.8 million or 15% to $21.1 million compared with $18.3 million in 2002. The increase was due in part to the effects of favorable exchange rate changes as the British pound and Eurodollar strengthened against the U.S. dollar in the current year. The Company's European based operations further experienced an increase in large system orders in the current year.

Gross profit margins for 2003 increased to 36.7% compared with 33.6% in 2002. The margin increase was principally due to the introduction of the Company's new digital video product line in the second half of 2003. The Company experienced increased profit margins from its European based operations due to the effects of favorable exchange rate changes as the cost of U.S. dollar sourced products declined.

Operating expenses for 2003 were $20.8 million or 40.0% of net sales compared with $20.4 million or 37.7% of net sales in 2002. The Company continued to invest in new product development in 2003, incurring $4.9 million of engineering and development expenses compared with $4.4 million in 2002. Current year operating expenses included a performance based compensation charge of $620,000 associated with the introduction of the Company's new digital video product line.

The Company incurred an operating loss of $1.7 million in 2003 compared with a loss of $2.2 million in 2002.

Interest expense decreased $99,000 to $241,000 for 2003 compared with $340,000 in 2002 principally as a result of the paydown of bank borrowings.

Income tax expense for fiscal 2003 was $1.8 million compared with an income tax benefit of $770,000 in 2002. In fiscal 2003, the Company recognized a $1.9 million income tax charge to provide a valuation allowance against its deferred tax assets due to the uncertainty of future realization. Such charge was reduced by the recognition of an available tax effected net operating loss carryback of $225,000.

During the six months ended March 31, 2003, the Company completed its required goodwill impairment tests as of October 1, 2002 and determined that the carrying amount of goodwill was impaired when tested pursuant to the requirements of a new accounting standard. As a result, a goodwill impairment charge of $1.4 million was recognized as the cumulative effect of a change in accounting principle for 2003.

As a result of the foregoing, the Company incurred a net loss of $4.9 million in 2003 compared with a net loss of $1.6 million in 2002.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------


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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities was $543,000 for 2003. The net loss of $4.9 million for the period included non-cash charges of $1.9 million for the write-off of deferred income taxes, $1.4 million for goodwill impairment and $1.1 million for depreciation and amortization. Net cash used in investing activities was $4.0 million for 2003 relating to the purchase of $3.3 million of marketable securities, which consist of mutual fund investments in U.S.
government securities, and $674,000 of general capital expenditures. Net cash used in financing activities was $1.4 million in 2003, which primarily represented scheduled repayments of bank mortgage and term loans. As a result of the foregoing, cash decreased by $4.9 million for 2003 after the effect of exchange rate changes on the cash position of the Company. Cash and marketable securities decreased $1.6 million to $8.2 million at September 30, 2003 compared with $9.8 million at September 30, 2002. At September 30, 2003, the Company had available tax effected net operating loss carryback claims of $2.1 million, of which $1.8 million was refunded subsequent to September 30, 2003 pertaining to its 2002 fiscal year.

The Company has a $5 million secured revolving credit facility with a bank that expires in July 2004. Borrowings under this facility bear interest at the bank's prime rate or, at the Company's option, LIBOR plus 190 basis points (4.00% and 3.06%, respectively, at September 30, 2003). At September 30, 2003 and 2002, there were no outstanding borrowings under this facility. The Company does not anticipate the need to draw on such facility through its expiration in July 2004.

The Company also maintains a bank overdraft facility of 1 million Pounds Sterling (approximately $1,660,000) in the U.K. to support local working capital requirements of Vicon Industries, Limited. This facility expires in March 2004. At September 30, 2003, there were no outstanding borrowings under this facility.

Current and long-term debt maturing in each of the fiscal years subsequent to September 30, 2003 approximates $325,000 in 2004, $334,000 in 2005, $340,000 in
2006, $318,000 in 2007 and $1,741,000 in 2008.

The Company occupies certain facilities, or is contingently liable, under operating leases that expire at various dates through 2009. The leases, which cover periods from three to eight years, generally provide for renewal options at specified rental amounts. The aggregate operating lease commitment at September 30, 2003 was $589,000 with minimum rentals for the fiscal years shown as follows: 2004 - $335,000; 2005 - $148,000; 2006 - $34,000; 2007 - $28,000;
2008 - $25,000; 2009 and thereafter - $19,000.

The Company believes that it has sufficient cash to meet its anticipated operating, capital expenditures and debt service requirements for at least the next twelve months. The Company has experienced reduced sales levels and incurred operating losses in recent periods which, if continued, could limit the Company's ability to draw upon its bank credit facilities if needed.

The Company does not have any off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a material effect on the Company's financial condition, results of operations, liquidity, capital expenditures or capital resources.

In May 2003, the Company was served with a summons and complaint in a patent infringement suit that named the Company and thirteen other defendants. The alleged infringement relates to the Company's camera dome systems, which is a significant product line. Among other things, the suit seeks injunctive relief and unspecified damages. The Company and its outside patent counsel believe that the complaint is without merit and the Company intends to vigorously defend itself in this matter. The Company is unable to reasonably estimate a range of possible loss, if any, at this time. Although the Company believes that it has meritorious defenses to such claims, there is a possibility that an unfavorable outcome could ultimately occur that could result in a liability that is material to the Company's results of operations and financial position. The Company plans to present a joint defense with certain other named defendants in the suit.

Critical Accounting Policies
----------------------------

The Company's significant accounting policies are fully described in Note 1 to the consolidated financial statements included in Part IV. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured. As it relates to product sales, revenue is generally recognized when products are sold and title is passed to the customer. Shipping and handling costs are included in cost of sales. Advance service billings under a national supply contract with one customer are deferred and recognized as revenues on a pro rata basis over the term of the service agreement. Pursuant to the adoption of EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables", effective July 1, 2003, the Company evaluates multiple-element revenue arrangements for separate units of accounting, and follows appropriate revenue recognition policies for each separate unit. Elements are considered separate units of accounting provided that (i) the delivered item has stand-alone value to the customer, (ii) there is objective and reliable evidence of the fair value of the delivered item, and (iii) if a general right of return exists relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially within the control of the Company. As applied to the Company, under arrangements involving the sale of product and the provision of services, product sales are recognized as revenue when the products are sold and title is passed to the customer, and service revenue is recognized as services are performed. For products that include more than incidental software, and for separate licenses of the Company's software products, the Company recognizes revenue in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition", as amended.

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

The Company writes down its inventory for estimated obsolescence and slow moving inventory equal to the difference between the carrying cost of inventory and the estimated net realizable market value based upon assumptions about future demand and market conditions. Technology changes and market conditions may render some of the Company's products obsolete and additional inventory write-downs may be required. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

The Company's ability to recover the reported amounts of deferred income tax assets is dependent upon its ability to generate sufficient taxable income during the periods over which net temporary tax differences become deductible. In fiscal 2003, the Company recognized a $1.9 million charge to provide a valuation allowance against its deferred tax assets due to the uncertainty of future realization. The establishment of such valuation allowance was determined to be appropriate during that period due to updated judgments in light of the Company's operating losses in current and recent years and the inherent uncertainties of predicting future operating results in periods over which such net tax differences become deductible. The Company plans to provide a full valuation allowance against its deferred tax assets until such time that it can achieve a sustained level of profitability or other positive evidence arises that would demonstrate an ability to recover such assets.

The Company is subject to proceedings, lawsuits and other claims related to labor, product and other matters. The Company assesses the likelihood of an adverse judgment or outcomes for these matters, as well as the range of potential losses. A determination of the reserves required, if any, is made after careful analysis. The required reserves may change in the future due to new developments.

Recent Accounting Pronouncements
--------------------------------

In November 2002, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) finalized its tentative consensus on EITF Issue 00-21 (EITF 00-21), "Revenue Arrangements with Multiple Deliverables", which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 on July 1, 2003 did not have an impact on the results of operations or financial position of the Company.

In August 2003, the Emerging Issues Task Force reached consensus on EITF Issue No. 03-5 ("EITF 03-5"), "Applicability of AICPA Statement of Position 97-2, "Software Revenue Recognition," to Non-Software Deliverables in an Arrangement Containing More-than-Incidental Software". EITF 03-5, which became effective for the Company on October 1, 2003, provides guidance on determining whether non-software deliverables are included within the scope of SOP 97-2 and, accordingly, whether multiple element arrangements are to be accounted for in accordance with EITF Issue No. 00-21 or SOP 97-2. The Company does not believe that the provisions of EITF 03-5 will have a material impact on its results of operations or financial position.

Foreign Currency Activity
-------------------------

The  Company's  foreign  exchange   exposure  is  principally   limited  to  the
relationship of the U.S. dollar to the British pound sterling, the Euro and the Israeli shekel.

Sales by the Company's U.K. based subsidiary to customers in Europe and the Middle East are made in British Pounds Sterling (Pounds) or Eurodollars (Euros). In fiscal 2003, approximately $5.0 million of products were sold by the Company to its U.K. based subsidiary for resale. The Company attempts to minimize its currency exposure on intercompany sales through the purchase of forward exchange contracts.

The Company's Israeli based subsidiary incurs Shekel based operating expenses which, in recent years, have been funded by the Company in U.S. dollars. In recent years, the Company has purchased forward exchange contracts to minimize its currency exposure on these expenses.

As of September 30, 2003, the Company had forward exchange contracts outstanding with notional amounts aggregating $1.6 million. The Company also attempts to reduce the impact of an unfavorable exchange rate condition through cost reductions from its suppliers and shifting product sourcing to suppliers transacting in more stable and favorable currencies.

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

The Company enters into forward exchange contracts to hedge certain foreign currency exposures and minimize the effect of such fluctuations on reported earnings and cash flow (see "Foreign Currency Activity", Note 1 "Derivative Instruments" and "Fair Value of Financial Instruments" to the accompanying financial statements). At September 30, 2003, the Company's foreign currency exchange risks included a $1.8 million intercompany accounts receivable balance due from the Company's U.K. based subsidiary, which is short term and will be settled in fiscal 2004. The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant.

At September 30, 2003, a 10% strengthening or weakening of the U.S. dollar versus the British Pound would result in a $181,000 decrease or increase, respectively, in the intercompany accounts receivable balance. Such foreign currency exchange risk at September 30, 2003 has been substantially hedged by forward exchange contracts.

At September 30, 2003, the Company had $1.9 million of outstanding floating rate bank debt which was covered by interest rate swap agreements that effectively convert the foregoing floating rate debt to stated fixed rates (see "Note 7. Long-Term Debt" to the accompanying financial statements). Thus, the Company has substantially no net interest rate exposures on these instruments. However, the Company had approximately $870,000 of floating rate bank debt that is subject to interest rate risk as it was not covered by interest rate swap agreements. The Company does not believe that a 10% fluctuation in interest rates would have a material effect on its consolidated financial position and results of operations.

Related Party Transactions
--------------------------

Refer to Item 13 and "Note 15. Related Party Transactions" to the accompanying financial statements.

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

ITEM 9 -  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

None

ITEM 9A - CONTROLS AND PROCEDURES
---------------------------------

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls
----------------------------

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Limitations on the Effectiveness of Controls
--------------------------------------------

The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.


                                    PART III
                                    --------

ITEM 10 - DIRECTORS AND OFFICERS OF THE REGISTRANT
--------------------------------------------------

The Officers and Directors of the Company are as follows:

           Name              Age                    Position
           ----              ---                    --------
     Kenneth M. Darby        57       Chairman of the Board, President and
                                         Chief Executive Officer
     John M. Badke           44       Vice President, Finance and
                                         Chief Financial Officer
     Peter A. Horn           48       Vice President, Operations
     Bret M. McGowan         38       Vice President, Marketing
     Yacov A. Pshtissky      52       Vice President, Technology and Development
     John F. Whiteman, Jr.   45       Vice President, Sales
     Joan L. Wolf            49       Executive Administrator and
                                         Corporate Secretary
     Milton F. Gidge         74       Director
     Peter F. Neumann        69       Director
     W. Gregory Robertson    60       Director
     Arthur D. Roche         65       Director



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

John F. Whiteman, Jr. - Vice President, Sales. Mr. Whiteman joined the Company in December 2002 as Director of Sales and was promoted to Vice President, Sales in March 2003. Prior to joining the Company, Mr. Whiteman was Senior Vice President-Sales and Marketing for Sentry Technology Corporation, an electronic security products manufacturer with whom he was employed for 16 years.

Joan L. Wolf - Executive Administrator and Corporate Secretary. Ms. Wolf has been Executive Administrator since she joined the Company in 1990 and was appointed to the non-operating officer position of Corporate Secretary in May 2002.

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

Peter F. Neumann - Director. Mr. Neumann has been a director of the Company since 1987. He is the retired President of Flynn-Neumann Agency, Inc., an insurance brokerage firm. Mr. Neumann's current term on the Board ends in May 2006.

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

Audit Committee Financial Expert
--------------------------------

The Board of Directors has determined that Arthur D. Roche, the Chairman of the Audit Committee of the Board of Directors, qualifies as an "Audit Committee Financial Expert", as defined by Securities and Exchange Commission Rules, based on his education, experience and background. Mr. Roche is independent as that term is used in Item 7(d)(3)(IV) of Schedule 14A under the Exchange Act.

Code of Ethics
--------------

The Company has adopted a Code of Ethics that applies to all its employees, including its chief executive officer, chief financial and accounting officer, controller, and any persons performing similar functions. Such Code of Ethics is provided in Exhibit 14 and is published on the Company's internet website www.vicon-cctv.com.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended September 30, 2003 and certain written representations that no Form 5 is required, no person who, at any time during the year ended September 30, 2003 was a director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the year ended September 30, 2003, except that all of the preceding listed directors and operating officers filed one late report on Form 4 as to a grant of stock options to such individuals.


ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during 2003, 2002 and 2001 by the Chief Executive Officer and the Company's most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during any such year.

                           SUMMARY COMPENSATION TABLE

                                                                            Long-Term Compensation
                                                                            ----------------------
                                                                              Awards             Payouts
                                                                              ------             -------
                                    Annual Compensation              Restricted   Securities
Name and                                              All Other        Stock      Underlying      LTIP
Principal Position  Year   Salary ($)   Bonus ($)    Compensation      Award      Options (#)    Payouts
------------------  ----   ----------   ---------    ------------      -----      -----------    -------
Kenneth M. Darby    2003    $310,000   $ 75,000 (1)  $  3,000 (2)        -          100,000         -
 Chairman and       2002     310,000     75,000 (1)     3,000 (2)        -             -            -
  Chief Executive   2001     285,000     75,000 (1)     3,000 (2)        -             -            -
   Officer

Henry B. Murray     2003    $   -      $   -         $    -              -             -            -
 Executive          2002        -          -              -              -             -            -
  Vice President    2001     184,615       -           87,179 (3)        -             -            -




(1) Represents cash bonus which was approved by the Board of Directors upon the recommendation of its Compensation Committee.

(2)      Represents life insurance policy payment.

(3) Represents lump-sum severance payout pursuant to Mr. Murray's separation from the Company effective August 31, 2001.


                        OPTION GRANTS IN LAST FISCAL YEAR
                                                                Potential Realizable
                             Individual Grants                    Value at Assumed
                             -----------------
                                                                Annual Rates of Stock
                            % of Total                            Price Appreciation
                  No. of    Granted to    Exercise                  for Option Term
                                                                ---------------------
                 Options    Employees in    Price    Expiration
Name             Granted    Fiscal Year   Per Share     Date          5%          10%
-------------    -------   -------------  ---------- -----------   --------    --------
Kenneth M. Darby   1,683         0.4%        2.80      11/07       $ 1,302     $  2,877
                  48,317        12.0%        2.80      11/08       $46,011     $104,383
                   9,678         2.4%        3.95       8/08       $10,562     $ 23,339
                  40,322        10.1%        3.95       8/09       $54,168     $122,888

Options granted in the year ended September 30, 2003 were issued under the following stock option plans: (1) the 1994 Non-Qualified Stock Option Plan; (2) the 1996 Incentive Stock Option Plan; (3) the 1996 Non-Qualified Stock Option Plan; (4) the 1999 Incentive Stock Option Plan; (5) the 2002 Incentive Stock Option Plan and (6) the 2002 Non-Qualified Stock Option Plan. The options granted under the first three above listed plans are exercisable as follows: up to 30% of the shares on the grant date, an additional 30% of the shares on the first anniversary of the grant date and the balance of the shares on the second anniversary of the grant date, except that no option is exercisable after the expiration of five years from the date of grant. The options granted under the last three above listed plans are exercisable as follows: up to 30% of the shares on the second anniversary of the grant date, an additional 30% of the shares on the third anniversary of the grant date, and the balance of the shares on the fourth anniversary of the grant date, except that no option is exercisable after the expiration of six years from the date of grant.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                 -----------------------------------------------
                        AND FISCAL YEAR-END OPTION VALUES
                        ---------------------------------

                                                   At September 30, 2003
                                                   ---------------------
                                                 Number of
                                                 Securities       Value of
                                                 Underlying      Unexercised
                                                Unexercised     In-the-money
                                                  Options        Options (2)
                                                  -------        -----------
                     Shares
                    Acquired       Value        Exercisable/    Exercisable/
     Name          On Exercise  Realized (1)   Unexercisable   Unexercisable
----------------   -----------  ------------   -------------   -------------


Kenneth M. Darby       -0-          -0-       15,905/105,634   $13,775/$85,671



(1) Calculated based on the difference between the closing quoted market prices per share at the dates of exercise and the exercise prices.

(2) Calculated based on the difference between the closing quoted market price ($4.16) and the exercise price.

Employment Agreements
---------------------

Mr. Darby is a party to an employment agreement with the Company that provides for an annual salary of $310,000 through fiscal year 2005. This agreement provides for payment in an amount up to three times his average annual compensation for the previous five years if there is a change in control of the Company. In addition, the agreement provides for a severance benefit of $620,000 upon its expiration, or earlier under certain occurrences.

Directors' Compensation and Term
--------------------------------

Directors  are  compensated  at an annual  rate of  $16,000  for  regular  Board meetings and $1,000 per committee meeting attended in person or by teleconference. The Chairman of the Audit Committee also receives an annual retainer of $8,000. Employee directors are not compensated for Board or committee meetings. Directors may not stand for reelection after age 70, except that any director may serve one additional three-year term after age 70 with the unanimous consent of the Board of Directors.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

The Compensation Committee of the Board of Directors consists of Messrs. Gidge, Neumann, Robertson and Roche, none of whom has ever been an officer of the Company except for Mr. Roche, who served as Executive Vice President from August 1993 until his retirement in November 1999.

                       Board Compensation Committee Report
                       -----------------------------------

The Compensation Committee's compensation policies applicable to the Company's officers for 2003 were to pay a competitive market price for the services of such officers, taking into account the overall performance and financial capabilities of the Company and the officer's individual level of performance.

Mr. Darby makes recommendations to the Compensation Committee as to the base salary and incentive compensation of all officers other than himself. The Committee reviews these recommendations with Mr. Darby and, after such review, determines compensation. In the case of Mr. Darby, the Compensation Committee makes its determination after direct negotiation with him. For each officer, the committee's determinations are based on its conclusions concerning each officer's performance and comparable compensation levels in the Long Island area for similarly situated officers at comparable companies. The overall level of performance of the Company is taken into account but is not specifically related to the base salary of these officers. Also, the Company has established an incentive compensation plan for certain officers, which provides for a specified bonus upon the Company's achievement of certain annual sales and profitability targets.

The Compensation Committee grants options to officers to link compensation to the performance of the Company. Options are exercisable in the future at the fair market value at the time of grant, so that an officer granted an option is rewarded by the increase in the price of the Company's stock. The committee grants options to officers based on significant contributions of such officer to the performance of the Company. In addition, in determining Mr. Darby's salary for service as Chief Executive Officer, the committee considers the responsibility assumed by him in formulating, implementing and managing the operational and strategic objectives of the Company.

This graph compares the return of $100 invested in the Company's stock on October 1, 1998, with the return on the same investment in the AMEX U.S. Market Index and the AMEX Technology Index.








(The following table was represented by a chart in the printed material)




                       Vicon                AMEX U.S.       AMEX Technology
Date               Industries, Inc.       Market Index            Index
----               ----------------       ------------      ---------------

10/01/98                100                    100                 100
10/01/99                 98                    129                 170
10/01/00                 46                    159                 199
10/01/01                 48                    115                 161
10/01/02                 44                    101                  99
10/01/03                 58                    130                 144

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The following sets forth information as to each person, known to the Company to be a "beneficial owner" (as defined in regulations of the Securities and Exchange Commission) of more than five percent of the Company's Common Stock outstanding as of December 31, 2003 and the shares beneficially owned by the Company's Executive Officers and Directors and by all Executive Officers and Directors as a group.

   Name and Address                   Number of Shares
   of Beneficial Owner                Beneficially Owned (1)       % of Class
   -------------------                ----------------------       ----------
   CBC Co., Ltd.
    and affiliates
   2-15-13 Tsukishima
   Chuo-ku
   Tokyo, Japan 104                        543,715                     11.4%

   Dimensional Fund Advisors
   1299 Ocean Avenue
   Santa Monica, CA 90401                  273,300 (7)                  5.7%

   Leviticus Partners, L.P.
   30 Park Avenue, Suite 12F
   New York, NY 10016                      240,000                      5.0%
******************************************************************************
   C/O Vicon Industries, Inc.

   Kenneth M. Darby                        266,502 (2)                  5.6%
   Arthur D. Roche                         156,601 (3)                  3.3%
   Peter F. Neumann                         27,072 (4)                    *
   W. Gregory Robertson                     23,847 (5)                    *
   Milton F. Gidge                          23,698 (5)                    *

 Total all Executive Officers and
   Directors as a group (5 persons)        497,720 (6)                 10.5%

 * Less than 1%.




(1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment control over the shares of stock owned.
(2)  Includes currently exercisable options to purchase 16,410 shares.
(3) Includes 50,000 shares held by Mr. Roche's wife, 15,000 shares held by their children and currently exercisable options to purchase 11,947 shares.
(4)  Includes currently exercisable options to purchase 10,000 shares.
(5)  Includes currently exercisable options to purchase 11,947 shares.
(6)  Includes currently exercisable options to purchase 62,251 shares.
(7) Dimensional Fund Advisors had voting and investment control over 273,300 shares as investment advisor and manager for various mutual funds and other clients. These shares are beneficially owned by such mutual funds or other clients.

EQUITY COMPENSATION PLAN INFORMATION
------------------------------------
at September 30, 2003

                                                                Number of securities
                    Number of securities   Weighted average     remaining available for
                    to be issued upon      exercise price       future issuance under
                    exercise of            of outstanding       equity compensation plans
                    outstanding options,   options, warrants    (excluding securities
                    warrants and rights    and rights           reflected in column (a))
Plan category               (a)                  (b)                     (c)
------------------  -------------------    ----------------     -------------------------
Equity compensation
plans approved by
security holders          562,537               $3.34                  85,179

Equity compensation
plans not approved
by security holders          -                    -                      -

Total                     562,537               $3.34                  85,179


EQUITY COMPENSATION GRANTS NOT APPROVED BY SECURITY HOLDERS
-----------------------------------------------------------

Through September 30, 2003, the Company had granted certain of its officers with deferred compensation benefits aggregating 97,337 shares of common stock currently held by the Company in treasury. Such shares vest upon retirement or, in the case of 70,647 shares, the expiration of one officer's employment agreement in October 2005. All shares vest earlier under certain occurrences including death, involuntary termination or a change in control of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The Company and CBC Company, Ltd.(CBC), a Japanese corporation which beneficially owns 11.4% of the outstanding shares of the Company, have been conducting business with each other for approximately twenty-four years. During this period, CBC has served as a lender, a product supplier and sourcing agent, and a private label reseller of the Company's products. CBC has also acted as the Company's sourcing agent for the purchase of certain video products. In fiscal 2003, the Company purchased approximately $832,000 of products and components from or through CBC. CBC competes with the Company in various markets, principally in the sale of video products and systems. Sales of all products to CBC were $370,000 in 2003. In fiscal 2003, the Company recognized $180,000 of revenues received from CBC pursuant to the completion of a contract to develop certain new product technology.

                                     PART IV
                                     -------


ITEM 15 - EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND
----------------------------------------------------------------------------
                               REPORTS ON FORM 8-K
                               -------------------

(a) (1)  Financial Statements
         --------------------

         Included in Part IV, Item 15:

         Independent Auditors' Report

         Financial Statements:

                  Consolidated Statements of Operations, fiscal years ended September 30, 2003, 2002, and 2001

                  Consolidated Balance Sheets at September 30, 2003 and 2002

                  Consolidated Statements of Shareholders' Equity, fiscal years ended September 30, 2003, 2002, and 2001

                  Consolidated Statements of Cash Flows, fiscal years ended September 30, 2003, 2002, and 2001

                  Notes to Consolidated Financial Statements, fiscal years ended September 30, 2003, 2002, and 2001

(a) (2)  Financial Statement Schedule
         ----------------------------

         Included in Part IV, Item 15:

         Schedule II - Valuation and Qualifying Accounts for the years ended September 30, 2003, 2002, and 2001

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

15(a)(3)      Exhibits                              Exhibit Number or
Exhibit       --------                              Incorporation by
Numbers       Description                           Reference to
-------       -----------                           ------------
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

              (.2) Amendment of the Certificate     Incorporated by reference
                   of Incorporation dated           to the 2002 Annual Report
                   May 7, 2002 on                   Form 10-K


   4           Instruments defining the rights of
               security holders

              (.1) Rights Agreement dated December  Incorporated by reference
               4, 2001 between the Registrant and   to the 2001 Annual Report
               Computershare Investor Services      on Form 10-K

  10          Material Contracts

              (.1) Employment Contract dated
                   October 1, 2002 between the
                   Registrant and Kenneth M. Darby  10.1

              (.2) 1994 Incentive Stock Option Plan Incorporated by
                                                    reference to the
                                                    1994 Annual Report
                                                    on Form 10-K


              (.3) 1994 Non-Qualified Stock Option  Incorporated by
                   Plan for Outside Directors       reference to the
                                                    1994 Annual Report
                                                    on Form 10-K


              (.4) 1996 Incentive Stock Option Plan Incorporated by
                                                    reference to the
                                                    1997 Annual Report
                                                    on Form 10-K

              (.5) 1996 Non-Qualified Stock Option  Incorporated by
                   Plan for Outside Directors       reference to the
                                                    1997 Annual Report
                                                    on Form 10-K

              (.6) Commercial fixed rate loan       Incorporated by
                   agreement between the Registrant reference to the
                   and National Westminster Bank    June 30, 1997 filing
                   PLC dated April 8, 1997          on Form 10-Q

              (.7) Loan Agreement between the       Incorporated by
                   Registrant and The Dime Savings  reference to the
                   Bank of New York, FSB dated      December 31, 1997
                   January 29, 1998                 filing on Form 10-Q

                                                      Exhibit Number or
Exhibit                                               Incorporation by
Numbers       Description                             Reference to
-------       -----------                             ------------

             (.8) Mortgage Note between the           Incorporated by
                  Registrant and The Dime Savings     reference to the
                  Bank of New York, FSB dated         December 31, 1997
                  January 29, 1998                    filing on Form 10-Q

             (.9) Mortgage and Security Agreement     Incorporated by
                  in the amount of $2,512,000 between reference to the the Registrant and The Dime Savings December 31, 1997
                  Bank of New York, FSB dated         filing on Form 10-Q
                  January 29, 1998

            (.10) Interest rate master swap agreement Incorporated by
                  between the Registrant and KeyBank  reference to the
                  National Association dated          December 31, 1997
                  December 11, 1997                   filing on Form 10-Q

            (.11) Schedule to the master agreement    Incorporated by
                  between the Registrant and KeyBank  reference to the
                  National Association dated          December 31, 1997
                  December 11, 1997                   filing on Form 10-Q

            (.12) Swap transaction confirmation with  Incorporated by
                  a notional amount of $2,512,000     reference to the
                  between the Registrant and KeyBank  December 31, 1997
                  National Association dated          filing on Form 10-Q
                  December 30, 1997

            (.13) Advice of borrowing terms           Incorporated by
                  between the Registrant and          reference to the
                  National Westminster Bank PLC       March 31, 2003
                  dated April 22, 2003                filing on Form 10-Q

            (.14) Credit Agreement between the        Incorporated by
                  Registrant and The Dime Savings     reference to the
                  Bank of New York, FSB dated         June 30, 1998
                  July 20, 1998                       filing on Form 10-Q

            (.15) Loan Agreement between the          Incorporated by reference
                  Registrant and The Dime Savings     to the 1999 Annual Report
                  Bank of New York, FSB dated         on Form 10-K
                  October 12, 1999

            (.16) Mortgage Note between the           Incorporated by reference
                  Registrant and The Dime Savings     to the 1999 Annual Report
                  Bank of New York, FSB dated         on Form 10-K
                  October 12, 1999

            (.17) Mortgage and Security Agreement     Incorporated by reference
                  in the amount of $1,200,000 between to the 1999 Annual Report the Registrant and The Dime Savings on Form 10-K
                  Bank of New York, FSB dated
                  October 12, 1999

            (.18) Amendment No. 1 to the Credit       Incorporated by reference
                  Agreement between the Registrant    to the December 31, 2001
                  and Washington Mutual Bank, FA      filing on Form 10-Q
                  dated February 12, 2002

                                                      Exhibit Number or
Exhibit                                               Incorporation by
Numbers       Description                             Reference to
-------       -----------                             ------------

             (.19) Security Agreement between the     Incorporated by reference
                   Registrant and Washington Mutual   to the December 31, 2001
                   Bank, FA dated February 12, 2002   filing on Form 10-Q

             (.20) Amendment No. 2 to the Credit      Incorporated by reference
                   Agreement between the Registrant   to the 2002 Annual Report
                   and Washington Mutual Bank, FA     on Form 10-K
                   dated September 30, 2002

             (.21) 1999 Incentive Stock Option Plan   Incorporated by reference
                                                      to the 1999 Annual Report
                                                      on Form 10-K

             (.22) 1999 Non-Qualified Stock           Incorporated by reference
                   Option Plan                        to the 1999 Annual Report
                                                      on Form 10-K

             (.23) 2002 Incentive Stock Option Plan   Incorporated by reference
                                                      to the 2002 Annual Report
                                                      on Form 10-K

             (.24) 2002 Non-Qualified Stock           Incorporated by reference
                   Option Plan                        to the 2002 Annual Report
                                                      on Form 10-K

14          Code of Ethics                            14

21          Subsidiaries of the Registrant            Incorporated by
                                                      reference to the Notes
                                                      to the Consolidated
                                                      Financial Statements

23          Independent Auditors' Consent             23

31          Rule 13a-14(a)/15d-14(a)
            Certifications

            (.1) Certification of Chief Executive
                 Officer pursuant to Section 302
                 of the Sarbanes-Oxley Act of 2002    31.1

            (.2) Certification of Chief Financial
                 Officer pursuant to Section 302
                 of the Sarbanes-Oxley Act of 2002    31.2

32          Section 1350 Certifications

            (.1) Certification of Chief Executive
                 Officer pursuant to
                 18 U.S.C. Section 1350,
                 as adopted pursuant to Section 906
                 of the Sarbanes-Oxley Act of 2002    32.1

            (.2) Certification of Chief Financial
                 Officer pursuant to
                 18 U.S.C. Section 1350,
                 as adopted pursuant to Section 906
                 of the Sarbanes-Oxley Act of 2002    32.2

No other exhibits are required to be filed.

15(b) - REPORTS ON FORM 8-K
---------------------------

On August 14, 2003, the Company filed a Current Report on Form 8-K filing its August 14, 2003 press release announcing the Company's June 30, 2003 financial results.


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vicon Industries, Inc. and subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective October 1, 2002.





                                     /s/ KPMG LLP


Melville, New York
January 14, 2004

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              Fiscal Years Ended September 30, 2003, 2002 and 2001





                                          2003           2002           2001
                                          ----           ----           ----


Net sales                             $51,953,650    $54,168,110    $65,364,558
Cost of sales                          32,862,590     35,950,038     43,678,775
                                      ------------   ------------   ------------
    Gross profit                       19,091,060     18,218,072     21,685,783

Operating expenses:
 Selling, general and
  administrative expense               15,889,164     16,027,461     17,998,931
 Engineering and development expense    4,879,294      4,370,230      4,105,282
                                      ------------   ------------   ------------
                                       20,768,458     20,397,691     22,104,213
                                      ------------   ------------   ------------

    Operating loss                     (1,677,398)    (2,179,619)      (418,430)

Other expense (income):
 Interest expense                         240,843        339,587        497,597
 Interest and other income               (179,716)      (170,178)      (200,596)
 Gain on sale of securities                 -              -         (3,022,579)
                                      ------------   ------------   ------------
   Income (loss) before income taxes   (1,738,525)    (2,349,028)     2,307,148
Income tax expense (benefit)            1,763,023       (770,000)       810,000
                                      ------------   ------------   ------------

   Income (loss) before cumulative
    effect of a change in
    accounting principle               (3,501,548)    (1,579,028)     1,497,148

Cumulative effect of a change in
  accounting principle (Note 3)        (1,372,606)         -              -
                                      ------------   ------------   ------------

    Net income (loss)                 $(4,874,154)   $(1,579,028)   $ 1,497,148
                                      ============   ============   ============



Basic and diluted earnings (loss) per share:

 Income (loss) before cumulative
   effect of a change in
   accounting principle                  $( .75)        $(.34)         $ .32
 Cumulative effect of a change in
   accounting principle                   ( .30)           -              -
                                         -------        ------         -----
Net income                               $(1.05)        $(.34)         $ .32
                                         =======        ======         =====



See accompanying notes to consolidated financial statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 2003 and 2002

ASSETS                                                 2003             2002
------                                                 ----             ----
Current Assets:
  Cash and cash equivalents                        $ 4,836,148      $ 9,771,804
  Marketable securities                              3,325,773            -
  Accounts receivable (less allowance of
   $1,135,000 in 2003 and $1,077,000 in 2002)       11,056,300       10,400,990
  Inventories:
    Parts, components, and materials                 2,071,092        2,802,779
    Work-in-process                                  2,881,592        1,275,057
    Finished products                                7,141,470        9,470,823
                                                   -----------      -----------
                                                    12,094,154       13,548,659
  Recoverable income taxes                           2,052,662        1,712,728
  Deferred income taxes                                  -              673,574
  Prepaid expenses and other current assets            701,779          496,399
                                                   -----------      -----------
                 Total current assets               34,066,816       36,604,154
Property, plant and equipment:
   Land                                              1,197,100        1,180,448
   Buildings and improvements                        5,620,495        5,509,211
   Machinery, equipment, and vehicles               10,854,652       10,307,470
                                                   -----------      -----------
                                                    17,672,247       16,997,129
   Less accumulated depreciation and amortization   10,386,406        9,331,102
                                                   -----------      -----------
                                                     7,285,841        7,666,027
Goodwill                                                 -            1,372,606
Deferred income taxes                                    -            1,283,784
Other assets                                           540,407          499,918
                                                   -----------      -----------
                                                   $41,893,064      $47,426,489
                                                   ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Current maturities of long-term debt             $   325,294      $ 1,304,227
  Accounts payable                                   2,527,946        2,384,012
  Accrued compensation and employee benefits         2,023,087        1,837,519
  Accrued expenses                                   2,524,858        1,596,288
  Unearned service revenue                           1,238,944        1,514,121
  Income taxes payable                                  94,174          140,741
                                                   -----------      -----------
                 Total current liabilities           8,734,303        8,776,908

Long-term debt                                       2,732,275        3,040,061
Unearned service revenue                               547,871        1,267,337
Other long-term liabilities                            643,884          803,476
Commitments and contingencies - Note 13
Shareholders' equity:
  Common stock, par value $.01 per share
    authorized - 25,000,000 and 10,000,000 shares
    issued - 4,832,576 and 4,823,979 shares             48,326           48,239
  Capital in excess of par value                    22,439,637       21,760,002
  Retained earnings                                  7,856,260       12,730,414
                                                   -----------      -----------
                                                    30,344,223       34,538,655
  Treasury stock at cost, 218,917 shares
    in 2003 and 172,417 shares in 2002                (980,199)        (842,024)
  Accumulated other comprehensive income (loss)         91,700         (157,924)
  Deferred compensation                               (220,993)           -
                                                   -----------      -----------
                Total shareholders' equity          29,234,731       33,538,707
                                                   -----------      -----------
                                                   $41,893,064      $47,426,489
                                                   ===========      ===========






See accompanying notes to consolidated financial statements.

                               VICON INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        Fiscal Years Ended September 30, 2003, 2002, and 2001


                                                                                            Accumulated
                                                        Capital in                          other                         Total
                                              Common    excess of    Retained     Treasury  comprehensive   Deferred   Shareholders'
                                    Shares    Stock     par value    earnings      Stock    income        compensation    equity
                                    ------   -------   -----------  ----------   ---------  ------------  ------------ ------------
Balance September 30, 2000         4,710,635  $47,106  $21,444,638 $12,812,294  $(555,097)  $1,249,442    $     -       $34,998,383

Comprehensive income:
  Net income                           -          -           -      1,497,148        -         -               -         1,497,148
  Foreign currency
   translation adjustment              -          -           -            -          -        113,344          -           113,344
  Reclassification adjustment
   for gains on securities
   included in net income              -          -           -            -          -     (1,554,962)         -        (1,554,962)
  Unrealized loss on derivatives       -          -           -            -          -       (175,903)         -          (175,903)
Total comprehensive income             -          -           -            -          -            -            -          (120,373)
Repurchases of common stock
  (13,700 shares)                      -          -           -            -      (30,966)         -            -           (30,966)
Exercise of stock options             45,897      459       83,077         -      (47,359)         -            -            36,177
Tax benefit from exercise of
  stock options                        -          -         14,826         -          -            -            -            14,826
                                    ---------   ------   ----------  ----------  ----------  ----------    -----------   -----------
Balance September 30, 2001         4,756,532   47,565   21,542,541  14,309,442   (633,422)    (368,079)         -        34,898,047

Comprehensive income:
  Net loss                             -          -            -    (1,579,028)       -            -            -        (1,579,028)
  Foreign currency translation
   adjustment                          -          -            -           -          -        234,973          -           234,973
  Unrealized loss on derivatives       -          -            -           -          -        (24,818)         -           (24,818)
Total comprehensive income             -          -            -           -          -            -            -        (1,368,873)
Repurchases of common stock
  (19,200 shares)                      -          -            -           -      (57,192)         -            -           (57,192)
Exercise of stock options             67,447      674      193,627         -     (151,410)         -            -            42,891
Tax benefit from exercise of
  stock options                        -          -         23,834         -          -            -            -            23,834
                                   ---------  -------  ----------- ----------- -----------  ----------    -----------   ------------
Balance September 30, 2002        4,823,979   48,239   21,760,002  12,730,414   (842,024)    (157,924)         -         33,538,707

Comprehensive income:
  Net loss                            -          -            -    (4,874,154)       -            -            -         (4,874,154)
  Foreign currency translation
   adjustment                         -          -            -           -          -        272,188          -            272,188
  Unrealized loss on derivatives      -          -            -           -          -        (16,009)         -            (16,009)
  Unrealized loss on marketable
   securities                         -          -            -           -          -         (6,555)         -             (6,555)
Total comprehensive income            -          -            -           -          -            -            -         (4,624,530)
Repurchases of common stock
  (46,500 shares)                     -          -            -           -     (138,175)         -            -           (138,175)
Exercise of stock options             8,597       87       26,001         -          -            -            -             26,088
Stock-based compensation              -          -         43,345         -          -            -            -             43,345
Deferred compensation awards          -          -        610,289         -          -            -        (220,993)        389,296
                                   ---------  -------  ----------- ----------- ----------   ----------     ----------    -----------
Balance September 30, 2003        4,832,576  $48,326  $22,439,637 $ 7,856,260 $ (980,199)  $   91,700     $(220,993)    $29,234,731
                                   =========  =======  =========== =========== ==========   ==========     ==========    ===========




See accompanying notes to consolidated financial statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              Fiscal Years Ended September 30, 2003, 2002 and 2001


                                                     2003           2002           2001
                                                     ----           ----           ----
Cash flows from operating activities:
 Net income (loss)                               $(4,874,154)   $(1,579,028)   $ 1,497,148
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Depreciation and amortization                   1,133,110      1,039,072      1,062,167
   Goodwill amortization                                -           198,452        193,543
   Stock compensation expense                         43,345           -              -
   Deferred income taxes                           1,853,957        842,423         16,710
   Gain on sale of securities                           -              -        (3,022,579)
   Cumulative effect of a change in
     accounting principle                          1,372,606           -              -
Change in assets and liabilities:
  Accounts receivable                               (431,820)     1,249,601      5,703,378
  Inventories                                      1,563,024      3,677,449      1,594,450
  Recoverable income taxes                          (339,934)    (1,712,728)          -
  Prepaid expenses and other current assets         (197,284)        76,946        331,955
  Other assets                                       (40,489)        31,742        (65,070)
  Accounts payable                                   111,802        (10,842)      (566,837)
  Accrued compensation and employee benefits         173,842         41,304       (107,988)
  Accrued expenses                                   904,714       (650,517)       509,229
  Unearned service revenue                          (994,643)      (847,466)       782,756
  Income taxes payable                               (51,981)      (322,795)       157,723
  Other liabilities                                  317,096       (117,482)       (60,939)
                                                 -----------    ------------   ------------
       Net cash provided by
         operating activities                        543,191      1,916,131      8,025,646
                                                 -----------    -----------    ------------

Cash flows from investing activities:
    Capital expenditures                            (674,429)      (477,041)      (689,427)
    Purchases of marketable securities            (3,332,328)          -              -
    Proceeds from sale of securities                    -              -         3,289,813
    Acquisition, net of cash acquired                   -              -          (124,923)
                                                 -----------    -----------    ------------
        Net cash provided by (used in)
          investing activities                    (4,006,757)      (477,041)     2,475,463
                                                 -----------    -----------    ------------

Cash flows from financing activities:
    Repayments of U.S. term loan                    (825,000)      (900,000)      (900,000)
    Decrease in borrowings under short-term
      revolving credit agreement                        -              -          (127,655)
    Repayments of long-term debt                    (479,346)      (421,453)      (360,605)
    Decrease in borrowings under U.S. bank
      credit agreement                                  -              -        (1,500,000)
    Proceeds from exercise of stock options           26,088         42,891         51,004
    Repurchases of common stock                     (138,175)       (57,192)       (30,966)
                                                 -----------    -----------    ------------
        Net cash used in financing activities     (1,416,433)    (1,335,754)    (2,868,222)
                                                 -----------    -----------    ------------

Effect of exchange rate changes on cash              (55,657)      (126,680)        47,143
                                                 ------------   ------------   ------------
Net increase (decrease) in cash                   (4,935,656)       (23,344)     7,680,030
Cash at beginning of year                          9,771,804      9,795,148      2,115,118
                                                 -----------    -----------    -----------
Cash at end of year                              $ 4,836,148    $ 9,771,804    $ 9,795,148
                                                 ===========    ===========    ===========



Cash paid during the fiscal
 year for:
  Income taxes                                    $  328,566     $   676,857    $   435,566
  Interest                                        $  245,892     $   356,022    $   512,354







See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years ended September 30, 2003, 2002, and 2001

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

Basis of Presentation
---------------------

The accompanying consolidated financial statements include the accounts of Vicon Industries, Inc. (the Company) and its wholly owned subsidiaries: Vicon Industries, Limited; TeleSite U.S.A., Inc. and subsidiary (Vicon Systems Ltd.); Vicon Industries Foreign Sales Corp.; and its majority owned (60%) subsidiary, Vicon Industries (H.K.) Ltd., after elimination of intercompany accounts and transactions.

Revenue Recognition
-------------------

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured. As it relates to product sales, revenue is generally recognized when products are sold and title is passed to the customer. Shipping and handling costs are included in cost of sales. Advance service billings under a national supply contract with one customer are deferred and recognized as revenues on a pro rata basis over the term of the service agreement. Pursuant to the adoption of EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables", effective July 1, 2003, the Company evaluates multiple-element revenue arrangements for separate units of accounting, and follows appropriate revenue recognition policies for each separate unit. Elements are considered separate units of accounting provided that (i) the delivered item has stand-alone value to the customer, (ii) there is objective and reliable evidence of the fair value of the delivered item, and (iii) if a general right of return exists relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially within the control of the Company. As applied to the Company, under arrangements involving the sale of product and the provision of services, product sales are recognized as revenue when the products are sold and title is passed to the customer, and service revenue is recognized as services are performed. For products that include more than incidental software, and for separate licenses of the Company's software products, the Company recognizes revenue in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition", as amended.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include cash on deposit and amounts invested in highly liquid money market funds.

Marketable Securities
---------------------

Marketable securities consist of mutual fund investments in U.S. government debt securities. Such securities are stated at market value and are classified as available-for-sale under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, with unrealized gains and losses reported in other comprehensive income as a component of shareholders' equity. The cost of such securities at September 30, 2003 was $3,332,328, with $6,555 of unrealized losses reported for fiscal 2003.

Inventories
-----------

Inventories are valued at the lower of cost (on a moving average basis which approximates a first-in, first-out method) or market. When it is determined that a product or product line will be sold below carrying cost, affected on hand inventories are written down to their estimated net realizable values.

Long-Lived Assets
-----------------

Property, plant, and equipment are recorded at cost. Depreciation and amortization of assets under capital leases, is computed by the straight-line method over the estimated useful lives of the related assets. Machinery, equipment and vehicles are being depreciated over periods ranging from 2 to 10 years. The Company's buildings are being depreciated over periods ranging from 25 to 40 years and leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining lease term.

The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

Goodwill
--------

Goodwill represented the excess of the purchase price over the fair value assigned to net assets acquired in connection with the Company's acquisition of TeleSite U.S.A., Inc. in fiscal 1999. Prior to October 1, 2002, such amount was being amortized on a straight-line basis over 10 years with accumulated amortization amounting to $634,322 as of September 30, 2002. On October 1, 2002, the Company adopted SFAS No. 142 and, accordingly, had discontinued amortization of goodwill as of that date. In fiscal 2003, the Company recognized an impairment charge against its entire goodwill balance of approximately $1.4 million (primarily resulting from a change in measurement from undiscounted to discounted cash flows), as a cumulative effect of a change in accounting principle. See Note 3 for further discussion of goodwill.

Engineering and Development
---------------------------

Product engineering and development costs are charged to expense as incurred, and amounted to approximately $4,900,000, $4,400,000 and $4,100,000 in fiscal 2003, 2002, and 2001, respectively.

Earnings Per Share
------------------

Basic EPS is computed based on the weighted average number of common shares outstanding. Diluted EPS reflects the maximum dilution that would have resulted from the exercise of stock options, warrants and incremental shares issuable under a deferred compensation agreement (see Note 12). In periods when losses are incurred, the effects of these securities would be antidilutive and, therefore, excluded from the computation of diluted EPS.

Foreign Currency Translation
----------------------------

The Company translates the financial statements of its foreign subsidiaries by applying the current rate method under which assets and liabilities are translated at the exchange rate on the balance sheet date, while revenues, costs, and expenses are translated at the average exchange rate for the reporting period. The resulting cumulative translation adjustment of $315,000 and $43,000 at September 30, 2003 and 2002, respectively, is recorded as a component of shareholders' equity in accumulated other comprehensive income.

Income Taxes
------------

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. Deferred U.S. income taxes are not provided on undistributed earnings of foreign subsidiaries as the Company intends to reinvest such earnings indefinitely. In fiscal 2003, the Company recognized a valuation allowance against its entire net deferred tax asset balance due to the uncertainty of future realization (see Note 6 for further discussion).

Product Warranties
------------------

The Company provides for the estimated cost of product warranties at the time revenue is recognized (see Note 5). While the Company engages in product quality programs and processes, including monitoring and evaluating the quality of its component suppliers, its warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from its estimates, revisions to the estimated warranty liability may be required.

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

The Company does not use derivative instruments for speculative or trading purposes. Derivative instruments are primarily used to manage exposures related to transactions with the Company's Europe and Israel based subsidiaries and interest rate risk on certain variable rate bank indebtedness. To accomplish this, the Company uses certain contracts, primarily foreign currency forward contracts ("forwards") and interest rate swaps, which minimize cash flow risks from changes in foreign currency exchange rates and interest rates, respectively. These derivatives have been designated as cash flow hedges for accounting purposes.

As of  September  30,  2003,  the Company had  interest  rate swaps and currency forwards outstanding with notional amounts aggregating $1.9 million and $1.6 million, respectively, whose aggregate fair value was a liability of approximately $217,000. The change in the fair value of these derivatives for the year ended September 30, 2003, is reflected in other comprehensive income in the accompanying statement of shareholders' equity, net of tax. The forwards have maturities of less than one year and require the Company to exchange currencies at specified dates and rates. The interest rate swaps mature in the same amounts and over the same periods as the related debt. The Company considers the credit risk related to the interest rate swaps and the forwards to be low because such instruments are entered into with financial institutions having high credit ratings and are generally settled on a net basis. There were no gains or losses recognized in operations due to hedge ineffectiveness during the three-year period ended September 30, 2003. The Company does not expect the amounts that are currently classified in accumulated other comprehensive income
(loss) that are expected to be recognized in operations in the next fiscal year to be material.

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts for trade accounts and other receivables, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments. The carrying amounts of the Company's long-term debt instruments approximate fair value. The Company's interest rate swap agreements are carried at their fair market values (which was a liability of approximately $238,000 at September 30, 2003). This value represents the estimated amount the Company would need to pay if such agreements were terminated before maturity, principally resulting from market interest rate decreases. The fair value of the Company's foreign currency forward exchange contracts is estimated by obtaining quoted market prices. The contracted exchange rates on committed forward exchange contracts was approximately $21,000 more favorable than the market rates for similar term contracts at September 30, 2003.

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

Accounting for Stock-Based Compensation
---------------------------------------

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for its employee stock-based compensation. Under APB No. 25, compensation expense would be recorded if, on the date of grant, the market price of the underlying stock exceeded its exercise price. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123" ("SFAS No. 148"), the Company has retained the accounting prescribed by APB No. 25 and has presented the disclosure information prescribed by SFAS No. 123 and SFAS No. 148 below.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of this Statement. The fair value for options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002 and 2001:

                                      2003            2002            2001
                                      ----            ----            ----

Risk-free interest rate                2.7%            2.5%            4.0%
Dividend yield                         0.0%            0.0%            0.0%
Volatility factor                     68.0%           68.8%           66.9%
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

In the Company's consolidated financial statements, no compensation expense has been recognized for stock option grants issued under any of the Company's stock option plans. Had compensation expense for stock option grants issued been determined under the fair value method of SFAS No. 123, the Company's net income
(loss) and earnings (loss) per share (EPS) for the fiscal years ended September 30, 2003, 2002 and 2001 would have been:

                                           2003         2002          2001
                                        ----------    ---------    ---------

Reported net income (loss)            $(4,874,154)  $(1,579,028)  $1,497,148
Stock-based compensation cost,
  net of tax                             (351,138)      (96,796)     (72,885)
                                      -----------   -----------   ----------
Pro forma net income (loss)           $(5,225,292)  $(1,675,824)  $1,424,263
                                      ============  ============  ===========

Reported basic and diluted EPS           $(1.05)      $ (.34)       $ .32
Pro forma basic and diluted EPS          $(1.13)      $ (.36)       $ .31

Weighted average fair value
  of options granted                     $ 1.79       $ 1.62        $1.30


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

Recent Accounting Pronouncements
--------------------------------

In November 2002, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) finalized its tentative consensus on EITF Issue 00-21 (EITF 00-21), "Revenue Arrangements with Multiple Deliverables", which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 on July 1, 2003 did not have an impact on the results of operations or financial position of the Company.

In August 2003, the Emerging Issues Task Force reached consensus on EITF Issue No. 03-5 ("EITF 03-5"), "Applicability of AICPA Statement of Position 97-2, "Software Revenue Recognition," to Non-Software Deliverables in an Arrangement Containing More-than-Incidental Software". EITF 03-5, which became effective for the Company on October 1, 2003, provides guidance on determining whether non-software deliverables are included within the scope of SOP 97-2 and, accordingly, whether multiple element arrangements are to be accounted for in accordance with EITF Issue No. 00-21 or SOP 97-2. The Company does not believe that the provisions of EITF 03-5 will have a material impact on its results of operations or financial position.

NOTE 2.  Sale of Marketable Securities
--------------------------------------

During fiscal year 2001, the Company realized gains of approximately $3,023,000 from the sale of its remaining minority ownership interest in Chun Shin Electronics, Inc. (CSE), a South Korean company which, among other things, manufactures certain of the Company's proprietary products.

NOTE 3.  Goodwill
-----------------

The Company adopted SFAS No. 142 on October 1, 2002 and, accordingly, discontinued amortization of goodwill as of that date. In the second quarter ended March 31, 2003, the Company completed the transitional goodwill impairment testing required under SFAS No. 142. In accordance with SFAS No. 142, such testing included a comparison of the fair value of each of the Company's reporting units to the carrying amounts of each unit's net assets, and a determination of the implied fair value of each reporting unit's goodwill. Based upon an independent valuation conducted as of October 1, 2002, and the results of the transitional impairment testing, the Company recognized an impairment charge of approximately $1.4 million (primarily resulting from a change in measurement from undiscounted to discounted cash flows), as a cumulative effect of a change in accounting principle in 2003.

The following table presents net income (loss) and earnings (loss) per share data, adjusted to exclude amortization expense for periods prior to the adoption of SFAS No. 142:

                                           2003          2002         2001
                                           ----          ----         ----

Reported net income (loss)             $(4,874,154)  $(1,579,028)  $1,497,148
Add back: goodwill amortization              -           198,452      193,543
                                       -----------   -----------   ----------
Adjusted net income (loss)             $(4,874,154)  $(1,380,576)  $1,690,691
                                       ===========   ===========   ==========

Basic and diluted earnings (loss) per share:
 Reported earnings (loss) per share      $ (1.05)      $  (.34)      $  .32
 Goodwill amortization                       -             .04          .04
                                         --------      --------     --------
 Adjusted earnings (loss) per share      $ (1.05)      $  (.30)     $   .36
                                         ========      ========     ========

NOTE 4.  Short-Term Borrowings
------------------------------

The Company's European based subsidiary maintains a bank overdraft facility that provides for maximum borrowings of 1 million Pounds Sterling ($1,660,000) and is secured by all the assets of the subsidiary. This facility expires in March 2004. At September 30, 2003 and 2002, there were no outstanding borrowings under this facility. During fiscal 2003, there were no borrowings under this agreement, while maximum borrowings during 2002 amounted to approximately $915,000. The weighted-average interest rate on borrowings during 2002 was 4.05%.

NOTE 5.  Accrued Warranty Obligation
------------------------------------

The Company recognizes the estimated cost associated with its standard warranty on products at the time of sale. The estimate is based on historical warranty claim cost experience. The following is a summary of the changes in the Company's accrued warranty obligation (which is included in accrued expenses) for the year ended September 30, 2003:

Beginning balance as of September 30, 2002                $ 190,000
Deduct: Expenditures                                       (261,000)
Add: Provision                                              396,000
                                                          ---------
Ending balance as of September 30, 2003                   $ 325,000
                                                          =========

NOTE 6.  Income Taxes
---------------------

The components of income tax expense (benefit) for the fiscal years indicated are as follows:

                                            2003            2002             2001
                                            ----            ----             ----
Federal:
 Current                               $    (339,934)   $(1,713,000)   $    353,000
 Deferred                                  1,853,957        729,000          43,000
                                       -------------    -----------    ------------
                                           1,514,023       (984,000)        396,000

State                                           -          (179,000)        (19,000)
Foreign                                      249,000        393,000         433,000
                                       -------------    -----------    ------------
 Total income tax expense (benefit)    $   1,763,023    $  (770,000)   $    810,000
                                       =============    ============   ============

A reconciliation of the U.S. statutory tax rate to the Company's effective tax rate follows:

                                2003                 2002                 2001
                                ----                 ----                 ----
                          Amount   Percent      Amount  Percent      Amount  Percent

U.S. statutory tax     $  (591,000) (34.0)%  $ (799,000) (34.0)%  $  784,000   34.0%
Increase in valuation
  allowance              2,436,000  140.1          -        -           -        -
Prior year loss
  carryback refund        (115,000)  (6.6)         -        -           -        -
State tax, net of
  federal benefit             -        -        (56,000)  (2.4)         -        -
Goodwill amortization         -        -         67,000    2.8        65,000    2.8
Other                       33,000    1.9        18,000    0.8       (39,000)  (1.7)
                       -----------  ------   ----------- ------   ----------  ------
   Effective Tax Rate  $ 1,763,000  101.4%   $ (770,000) (32.8)%  $  810,000   35.1%
                       ===========  ======   =========== ======   ==========  ======


The tax effects of temporary differences that give rise to deferred tax assets and liabilities at September 30, 2003 and 2002 are presented below:

                                                     2003             2002
                                                     ----             ----

Deferred tax assets:
  Inventories                                    $   554,000       $  247,000
  Deferred compensation accruals                     152,000          161,000
  Severance accruals                                  81,000            -
  Warranty accrual                                   119,000           65,000
  Depreciation                                       178,000           99,000
  Allowance for doubtful
    accounts receivable                              329,000          469,000
  Unearned service revenue                           627,000          886,000
  Net operating loss carryforwards                   339,000            -
  Unrealized loss on derivatives                      79,000          113,000
  Other                                              146,000           60,000
                                                 -----------       ----------
    Gross deferred tax assets                      2,604,000        2,100,000

Deferred tax liabilities:
  Cash surrender value of officers'
    life insurance                                   101,000           83,000
  Other                                               67,000           60,000
                                                 -----------      -----------
   Gross deferred tax liabilities                    168,000          143,000
                                                 -----------      -----------

   Total deferred tax assets and liabilities     $ 2,436,000      $ 1,957,000
   Less valuation allowance                       (2,436,000)           -
                                                 -----------      -----------
   Net deferred tax assets and liabilities       $     -          $ 1,957,000
                                                 ===========      ===========

In 2003, the Company recognized a $1.9 million charge to provide a valuation allowance against its deferred tax assets due to the uncertainty of future realization. The establishment of such valuation allowance was determined to be appropriate during that period due to updated judgments of future results in light of the Company's operating losses in current and recent years and the inherent uncertainties of predicting future operating results in periods over which such net tax differences become deductible. Income tax expense for 2003 includes the recognition of an available tax effected net operating loss carryback of $225,000.

For income tax purposes, the Company had a tax effected net operating loss carryback of approximately $2.1 million at September 30, 2003, which was included in recoverable income taxes. Subsequent to year-end, the Company received a refund of previously paid taxes totaling $1.8 million under a carryback claim filed during 2003.

Pretax   domestic  income  (loss)   amounted  to   approximately   $(2,458,000),
$(3,245,000)  and 1,182,000 in fiscal years 2003,  2002 and 2001,  respectively.
Pretax foreign income amounted to approximately $719,000, $896,000 and $1,125,000 in fiscal years 2003, 2002 and 2001, respectively.

NOTE 7.  Long-Term Debt
-----------------------

Long-term debt is comprised of the following at September 30, 2003 and 2002:

                                                 2003               2002
                                                 ----               ----

  U.S. bank term loan                         $    -             $  825,000
  U.S. bank mortgage loans                     2,743,331          3,123,597
  U.K. bank term loan                            297,416            359,789
  Other                                           16,822             35,902
                                              ----------         ----------
                                               3,057,569          4,344,288
  Less current maturities                        325,294          1,304,227
                                              ----------         ----------

                                              $2,732,275         $3,040,061
                                              ==========         ==========


The Company has a $5 million secured revolving credit facility with a bank that expires in July 2004. Borrowings under this facility bear interest at the bank's prime rate or, at the Company's option, LIBOR plus 190 basis points (4.00% and 3.06%, respectively, at September 30, 2003). The credit agreement includes a provision that waives the Company's obligation to comply with all financial covenants contained in the agreements so long as there are no outstanding borrowings under the revolving credit facility and the Company maintains certain compensating balances. At September 30, 2003 and 2002, there were no outstanding borrowings under this facility. The Company also had a $4.5 million five-year term loan that was repaid in equal monthly installments through July 2003.

In January 1998, the Company entered into an aggregate $2.9 million mortgage and term loan agreement with a bank to finance the purchase of its principal operating facility. Such agreement includes a $2,512,000 ten-year mortgage loan payable in monthly installments through January 2008, with a $1,188,000 payment due at the end of the term. The agreement also provided a $388,000 five-year term loan that was repaid in monthly installments through January 2003 with a $138,500 payment that was made at the end of the term in February 2003. The mortgage loan bears interest at the bank's prime rate minus 1.35% and is secured by all the assets of the Company. At the same time, the Company entered into interest rate swap agreements with the same bank at the time to effectively convert the foregoing floating rate long-term loans to fixed rate loans. Subsequently, such bank sold its local operations, including the Company's loans, to another bank while retaining the Company's interest rate swap agreements. These agreements effectively fix the Company's interest rate on its $2,512,000 mortgage loan at 7.79%. The interest rate swap agreement matures in the same amounts and over the same periods as the related mortgage loan.

In October 1999, the Company entered into a $1.2 million mortgage loan agreement with its bank to finance the expansion of its principal operating facility. The loan is payable in equal monthly principal installments through January 2008, with a $460,000 payment due at the end of the term. The loan bears interest at the bank's prime rate minus 160 basis points (2.40% and 3.15% at September 30, 2003 and 2002, respectively) or, at the Company's option, LIBOR plus 100 basis points (2.16% and 2.81% at September 30, 2003 and 2002, respectively).

In April 1997, the Company's Europe based subsidiary entered into a ten-year 500,000 pound sterling (approximately $830,000) bank term loan. The term loan is payable in equal monthly installments with interest at a fixed rate of 9%. The loan is secured by a first mortgage on the subsidiary's property and contains restrictive covenants that, among other things, require the subsidiary to maintain certain levels of net worth, earnings and debt service coverage.

Current and long-term debt maturing in each of the fiscal years subsequent to September 30, 2003 approximates $325,000 in 2004, $334,000 in 2005, $340,000 in
2006, $318,000 in 2007 and $1,741,000 in 2008.

NOTE 8.  Other Comprehensive Income (Loss)
------------------------------------------

The accumulated other comprehensive income (loss) balances at September 30, 2003 and 2002 consisted of the following:


                                                      2003           2002
                                                   -----------   -----------
Foreign currency translation adjustment            $ 314,985      $  42,797
Unrealized loss on derivatives                      (216,730)      (200,721)
Unrealized loss on securities                         (6,555)          -
                                                   ----------     ----------
Accumulated other comprehensive income (loss)      $  91,700      $(157,924)
                                                  ===========     ===========


NOTE 9.  Segment and Related Information
----------------------------------------

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

The Company evaluates performance and allocates resources based on, among other things, the net profit for each segment, which excludes intersegment sales and profits. Segment information for the fiscal years ended September 30, 2003, 2002 and 2001 is as follows:

2003                       U.S.        Europe      Other   Consolidating   Totals
----                    ----------   ----------  --------- -------------   ------
Net sales to
 external customers    $34,745,000 $15,486,000 $ 1,723,000 $    -       $51,954,000
Intersegment
 net sales               6,043,000       -       3,870,000 (9,913,000)        -
Net income (loss)       (4,880,000)    471,000    (346,000)  (119,000)   (4,874,000)
Interest expense           204,000     158,000       7,000   (128,000)      241,000
Interest income            282,000      21,000       -       (123,000)      180,000
Depreciation and
 amortization              744,000     169,000     220,000      -         1,133,000
Total assets            32,007,000   8,594,000   5,033,000 (3,741,000)   41,893,000
Capital expenditures   $   459,000  $  132,000 $    83,000      -       $   674,000



2002                       U.S.        Europe      Other   Consolidating   Totals
----                    ----------   ----------  --------- -------------   ------
Net sales to
 external customers    $38,726,000 $13,078,000  $2,364,000 $    -       $54,168,000
Intersegment
 net sales               6,432,000       -         403,000 (6,835,000)        -
Net income (loss)       (1,155,000)    593,000    (649,000)  (368,000)   (1,579,000)
Interest expense           263,000     218,000      24,000   (165,000)      340,000
Interest income            355,000       -           -       (185,000)      170,000
Depreciation and
 amortization              760,000     103,000     176,000    199,000     1,238,000
Total assets            40,785,000   7,196,000   3,278,000 (3,833,000)   47,426,000
Capital expenditures   $   293,000  $   21,000  $  163,000      -       $   477,000

2001                       U.S.        Europe      Other   Consolidating   Totals
----                    ----------   ----------  --------- -------------   ------

Net sales to
 external customers    $47,409,000 $14,572,000  $3,384,000 $    -       $65,365,000
Intersegment
 net sales               8,160,000       -         736,000 (8,896,000)        -
Net income (loss)        1,749,000     979,000  (1,041,000)  (190,000)    1,497,000
Interest expense           440,000     208,000      18,000   (168,000)      498,000
Interest income            348,000       -           -       (147,000)      201,000
Depreciation and
 amortization              780,000     158,000     124,000    194,000     1,256,000
Total assets            44,996,000   8,841,000   3,691,000 (5,602,000)   51,926,000
Capital expenditures   $   296,000  $  227,000  $  166,000      -       $   689,000


The consolidating segment information presented above includes the elimination and consolidation of intersegment transactions.

Net sales and long-lived assets related to operations in the United States and other foreign countries for the fiscal years ended September 30, 2003, 2002, and 2001 are as follows:

                                       2003             2002            2001
                                       ----             ----            ----
Net sales
 U.S.                              $34,909,000      $39,255,000     $48,339,000
 Foreign                            17,045,000       14,913,000      17,026,000
                                    ----------      -----------     -----------
   Total                           $51,954,000      $54,168,000     $65,365,000

Long-lived assets
 U.S.                              $ 5,324,000      $ 5,609,000     $ 6,076,000
 Foreign                             1,962,000        2,057,000       2,063,000
                                    ----------      -----------     -----------
   Total                           $ 7,286,000      $ 7,666,000     $ 8,139,000


U.S. sales include $4,030,000, $3,413,000 and $3,455,000 for export in fiscal years 2003, 2002, and 2001, respectively. Indirect sales to the United States Postal Service approximated $2.7 million, $3.5 million and $15.2 million in fiscal 2003, 2002 and 2001, respectively.

NOTE 10.  Stock Option Plans
----------------------------

The Company maintains stock option plans which include both incentive and non-qualified options covering a total of 647,716 shares of common stock reserved for issuance to key employees, including officers and directors. Such amount includes a total of 200,000 options reserved for issuance under the 2002 Incentive Stock Option Plan, as well as a total of 200,000 options reserved for issuance under the 2002 Non-Qualified Stock Option Plan, approved by the shareholders in May 2002. All options are issued at fair market value at the grant date and are exercisable in varying installments according to the plans. The plans allow for the payment of option exercises through the surrender of previously owned mature shares based on the fair market value of such shares at the date of surrender. During fiscal 2002 and 2001, a total of 34,968 and 18,988 common shares, respectively, were surrendered pursuant to stock option exercises, which are held in treasury. There were 85,179 shares available for grant at September 30, 2003.

Changes in outstanding stock options for the three years ended September 30, 2003 are as follows:
                                                       Weighted
                                    Number             Average
                                    of                 Exercise
                                    Shares             Price
-------------------------------------------------------------------
Balance - September 30, 2000        275,984            $3.30
Options granted                      86,301            $2.39
Options exercised                   (45,897)           $1.81
Options forfeited                   (64,517)           $3.49
-------------------------------------------------------------------
Balance - September 30, 2001        251,871            $3.15
Options granted                      50,000            $3.05
Options exercised                   (67,447)           $2.88
Options forfeited                   (16,252)           $2.83
-------------------------------------------------------------------
Balance - September 30, 2002        218,172            $3.24
Options granted                     401,508            $3.37
Options exercised                    (8,597)           $3.03
Options forfeited                   (48,546)           $3.18
-------------------------------------------------------------------
Balance - September 30, 2003        562,537            $3.34
Price range $2.20 - $3.05
  (weighted-average contractual     283,450            $2.73
   life of 4.5 years)
Price range $3.06 - $7.44
  (weighted-average contractual     279,087            $3.97
   life of 4.8 years)
-------------------------------------------------------------------
Exercisable options -
  September 30, 2001                107,643            $3.30
  September 30, 2002                 60,020            $4.12
  September 30, 2003                 93,546            $3.71
-------------------------------------------------------------------

On April 20, 2000, the Board of Directors granted holders of stock options the right to surrender their underwater options by May 31, 2000 in exchange for a reduced option grant at an exercise price of $3.18 per share, based on the closing market price of the Company's common stock on such date. On May 31, 2000, the Company granted 67,823 new options and cancelled 156,750 options with exercise prices ranging from $6.75 to $8.19 per share. These new grants were treated as repricings and are subject to variable plan accounting pursuant to FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Accordingly, compensation expense (benefit) is recorded for any changes in the Company's stock price above the price of $3.18. In fiscal 2003, compensation expense related to these repriced options was $43,345. In fiscal 2002 and 2001, compensation expense related to these repriced options was not material.

NOTE 11.  Shareholder Rights Plan
---------------------------------

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

NOTE 12.  Earnings Per Share
----------------------------

The following table provides the components of the basic and diluted earnings
(loss) per share (EPS) computations:

                                       2003            2002           2001
                                       ----            ----           ----
Basic EPS Computation
---------------------

Net income (loss)                  $(4,874,154)    $(1,579,028)    $1,497,148
Weighted average shares
  outstanding                        4,630,745       4,658,612      4,645,154

Basic earnings (loss) per share    $     (1.05)     $     (.34)    $      .32
                                   ============     ===========    ==========

Diluted EPS Computation
-----------------------

Net income (loss)                  $(4,874,154)    $(1,579,028)    $1,497,148
Weighted average shares
  outstanding                        4,630,745       4,658,612      4,645,154
Stock options                            -               -              6,403
Stock compensation arrangement           -               -              -
                                   -----------      ----------     ----------
Diluted shares outstanding           4,630,745       4,658,612      4,651,557

Diluted earnings (loss) per share  $     (1.05)     $     (.34)    $      .32
                                   ============     ===========    ==========

In 2003 and 2002, 70,718 and 60,330 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive.

NOTE 13.  Commitments and Contingencies
---------------------------------------

The Company occupies certain facilities, or is contingently liable, under operating leases that expire at various dates through 2008. The leases, which cover periods from three to eight years, generally provide for renewal options at specified rental amounts. The aggregate operating lease commitment at September 30, 2003 was $589,000 with minimum rentals for the fiscal years shown as follows: 2004 - $335,000; 2005 - $148,000; 2006 - $34,000; 2007 - $28,000;
2008 - $25,000; 2009 and thereafter - $19,000.

The Company is a party to employment agreements with six executives that provide for, among other things, the payment of compensation if there is a change in control without Board of Director approval (as defined in the agreements). The contingent liability under such change in control provisions at September 30, 2003 was approximately $2.5 million. Certain of the employment agreements provide for a severance benefit at the expiration of the agreement or at a specified date of retirement, absent a change in control, aggregating $1.3 million. The Company is amortizing such obligation to expense on the straight-line method over the term of the employment agreement or through the specified dates of retirement. Such expense amounted to approximately $146,000 and $75,000 in fiscal 2003 and 2002, respetively.

The Company has granted certain of its officers with deferred compensation benefits aggregating 97,337 shares of common stock currently held by the Company in treasury. Such shares vest upon retirement or, in the case of 70,647 shares, the expiration of one officer's employment agreement in October 2005. All shares vest earlier under certain occurrences including death, involuntary termination or a change in control of the Company. The market value of such shares approximated $610,000 at the dates of grant, which is being amortized on the straight-line method through the specified dates of retirement or over the term of the employment agreement.

NOTE 14.  Litigation
--------------------

In May 2003, the Company was served with a summons and complaint in a patent infringement suit that named the Company and thirteen other defendants. The alleged infringement relates to the Company's camera dome systems, which is a significant product line. Among other things, the suit seeks injunctive relief and unspecified damages. The Company and its outside patent counsel believe that the complaint is without merit and the Company intends to vigorously defend itself in this matter. The Company is unable to reasonably estimate a range of possible loss, if any, at this time. Although the Company believes that it has meritorious defenses to such claims, there is a possibility that an unfavorable outcome could ultimately occur that could result in a liability that is material to the Company's results of operations and financial position. The Company plans to present a joint defense with certain other named defendants in the suit.

In the normal course of business, the Company is a party to certain other claims and litigation. Management believes that the settlement of such claims and litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations.

NOTE 15.  Related Party Transactions
------------------------------------

As of September 30, 2003, CBC Company, Ltd. and affiliates ("CBC") owned approximately 11.8% of the Company's outstanding common stock. The Company, which has been conducting business with CBC for approximately 24 years, imports certain finished products and components through CBC and also sells its products to CBC. The Company purchased approximately $832,000, $1.3 million and $3.5 million of products and components from CBC in fiscal years 2003, 2002, and 2001, respectively, and the Company sold $370,000, $409,000 and $303,000 of products to CBC for distribution in fiscal years 2003, 2002, and 2001, respectively. At September 30, 2003 and 2002, the Company owed $69,000 and $223,000, respectively, to CBC and CBC owed $7,000 and $79,000, respectively, to the Company resulting from purchases of products.

In fiscal 2003, the Company recognized $180,000 of revenues received from CBC pursuant to the completion of a contract to develop certain new product technology.

NOTE 16.  Quarterly Financial Data (unaudited)
----------------------------------------------

                                                             Earnings (Loss)
                                                  Net           Per Share
  Quarter          Net            Gross          Income
   Ended          Sales           Profit         (Loss)      Basic   Diluted

Fiscal 2003
December       $12,018,000      $3,900,000    $(2,071,000)   $ (.45)   $ (.45)
March           13,082,000       4,641,000     (2,735,000)     (.59)     (.59)
June            13,051,000       5,257,000         30,000       .01       .01
September       13,803,000       5,293,000        (98,000)     (.02)     (.02)
               -----------     -----------    -----------    ------    ------
 Total         $51,954,000     $19,091,000    $(4,874,000)   $(1.05)   $(1.05)
               ===========     ===========    ===========    ======    ======

Fiscal 2002
December       $13,551,000     $ 4,472,000    $  (347,000)   $ (.07)   $ (.07)
March           12,846,000       4,235,000       (467,000)     (.10)     (.10)
June            14,274,000       5,062,000         28,000       .01       .01
September       13,497,000       4,449,000       (793,000)     (.17)     (.17)
               -----------     -----------    -----------    ------    ------
Total          $54,168,000     $18,218,000    $(1,579,000)   $ (.34)   $ (.34)
               ===========     ===========    ===========    ======    ======

The Company has not declared or paid cash dividends on its common stock for any of the foregoing periods.

Because of changes in the number of common shares outstanding and market price fluctuations affecting outstanding stock options, the sum of quarterly earnings per share may not equal the earnings per share for the full year.

                                  SCHEDULE II




                     VICON INDUSTRIES, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS


                 Years ended September 30, 2003, 2002, and 2001



                              Balance at   Charged to              Balance
                              beginning    costs and               at end
     Description              of period    expenses    Deductions  of period
     -----------              ---------    --------    ----------  ---------

Allowance for uncollectible
  accounts:



September 30, 2003          $1,077,000     $546,000    $488,000   $1,135,000
                            ==========     ========    ========   ==========

September 30, 2002          $1,115,000     $353,000    $391,000   $1,077,000
                            ==========     ========    ========   ==========

September 30, 2001          $1,063,000     $436,000    $384,000   $1,115,000
                            ==========     ========    ========   ==========

                                   SIGNATURES


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICON INDUSTRIES, INC.

By /s/ Kenneth M. Darby                         By /s/ John M. Badke
-----------------------                         --------------------
Kenneth M. Darby                                John M. Badke
Chairman and                                    Vice President, Finance and
Chief Executive Officer                         Chief Financial Officer

January 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

VICON INDUSTRIES, INC.


/s/ Kenneth M. Darby                                   January 14, 2004
---------------------                                  --------------------
Kenneth M. Darby          Chairman and CEO             Date

/s/ Milton F. Gidge                                    January 14, 2004
---------------------                                  --------------------
Milton F. Gidge           Director                     Date

/s/ Peter F. Neumann                                   January 14, 2004
---------------------                                  --------------------
Peter F. Neumann          Director                     Date

/s/ W. Gregory Robertson                               January 14, 2004
------------------------                               --------------------
W. Gregory Robertson      Director                     Date

/s/ Arthur D. Roche                                    January 14, 2004
---------------------                                  --------------------
Arthur D. Roche           Director                     Date