Form 10-Q
period 2003-12-31
VICON INDUSTRIES INC /NY/
filed 2004-02-23
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


QUARTERLY  REPORT UNDER  SECTION 13 or 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934



For Quarter Ended  December 31, 2003               Commission File No.  1-7939
                  -------------------------------                      --------




                            Vicon Industries, Inc.
                            ----------------------

    New York State                                           11-2160665
    --------------                                           -------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                          identification No.)



            89 Arkay Drive, Hauppauge, New York                     11788
-----------------------------------------------------------------------------
          (Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including area code:   (631) 952-2288
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

At December 31, 2003, the registrant had outstanding 4,598,659 shares of Common Stock, $.01 par value.

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three Months Ended
                                                 ------------------

                                           12/31/03               12/31/02
                                           --------               --------

Net sales                                $14,337,736            $12,018,014
Cost of sales                              8,491,185              8,117,459
                                         -----------            -----------
    Gross profit                           5,846,551              3,900,555

Operating expenses:
  Selling, general and
    administrative expense                 4,435,621              3,895,504
  Engineering & development expense        1,125,395              1,075,446
                                         -----------            -----------
                                           5,561,016              4,970,950

    Operating income (loss)                  285,535             (1,070,395)

Interest expense                              51,391                 70,243
Interest income                              (43,024)               (63,659)
                                         -----------            -----------

    Income (loss) before income taxes        277,168             (1,076,979)
Income tax expense (benefit)                 155,000               (378,000)
                                         -----------            -----------

    Income (loss) before cumulative
      effect of a change in
      accounting principle                   122,168               (698,979)

Cumulative effect of a change in
  accounting principle (Note 8)                 -                (1,372,606)
                                         -----------            -----------

    Net income (loss)                    $   122,168            $(2,071,585)
                                         ===========            ===========


Basic and diluted earnings (loss) per share:

 Income (loss) before cumulative
   effect of a change in
   accounting principle                   $     .03               $   (.15)
 Cumulative effect of a change in
   accounting principle                          -                    (.30)
                                          ---------               --------
    Net income (loss)                     $     .03               $   (.45)
                                          =========               ========

Shares used in computing earnings (loss) per share:
            Basic                          4,606,236              4,642,754
            Diluted                        4,790,995              4,642,754




See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

ASSETS                                              12/31/03         9/30/03
------                                              --------         -------
                                                   (Unaudited)
CURRENT ASSETS
--------------
Cash and cash equivalents                         $ 6,354,150     $ 4,836,148
Marketable securities                               3,339,941       3,325,773
Accounts receivable, net                           11,337,808      11,056,300
Inventories:
  Parts, components, and materials                  2,377,347       2,071,092
  Work-in-process                                   2,978,375       2,881,592
  Finished products                                 6,709,988       7,141,470
                                                  -----------     -----------
                                                   12,065,710      12,094,154
Recoverable income taxes                              225,372       2,052,662
Prepaid expenses and other current assets             650,329         701,779
                                                  -----------     -----------
   TOTAL CURRENT ASSETS                            33,973,310      34,066,816

Property, plant and equipment                      17,963,413      17,672,247
Less accumulated depreciation and amortization    (10,741,608)    (10,386,406)
                                                 ------------     -----------
                                                    7,221,805       7,285,841
Other assets                                          548,762         540,407
                                                  -----------     -----------
   TOTAL ASSETS                                   $41,743,877     $41,893,064
                                                  ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
-------------------
Current maturities of long-term debt                  334,133         325,294
Accounts payable                                    2,340,573       2,527,946
Accrued compensation and employee benefits          1,853,331       2,023,087
Accrued expenses                                    2,380,495       2,524,858
Unearned revenue                                    1,014,989       1,238,944
Income taxes payable                                  155,990          94,174
                                                  -----------     -----------
   TOTAL CURRENT LIABILITIES                        8,079,511       8,734,303

Long-term debt                                      2,662,165       2,732,275
Unearned revenue                                      482,296         547,871
Other long-term liabilities                           858,669         643,884

SHAREHOLDERS' EQUITY
--------------------
Common stock, par value $.01                           48,350          48,326
Capital in excess of par value                     22,469,198      22,439,637
Retained earnings                                   7,978,428       7,856,260
                                                  -----------     -----------
                                                   30,495,976      30,344,223
Less treasury stock, at cost                       (1,053,249)       (980,199)
Accumulated other comprehensive income                420,320          91,700
Deferred compensation                                (201,811)       (220,993)
                                                  -----------     -----------
   TOTAL SHAREHOLDERS' EQUITY                      29,661,236      29,234,731
                                                  -----------     -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $41,743,877     $41,893,064
                                                  ===========     ===========





See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                        Three Months Ended
                                                        ------------------

                                                     12/31/03       12/31/02
                                                     --------       --------
Cash flows from operating activities:
  Net income (loss)                                $   122,168    $(2,071,585)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization                      269,478        270,235
    Stock compensation expense                          24,306         20,379
    Deferred income taxes                                -           (253,000)
    Cumulative effect of a change in
      accounting principle                               -          1,372,606
  Change in assets and liabilities:
      Accounts receivable                               69,303      1,065,796
      Inventories                                      146,361        760,913
      Recoverable income taxes                       1,827,290       (225,000)
      Prepaid expenses and other current assets         64,290       (118,131)
      Other assets                                      (8,355)         1,565
      Accounts payable                                (264,069)      (290,597)
      Accrued compensation and employee benefits      (187,449)      (428,746)
      Accrued expenses                                (174,629)       291,231
      Unearned revenue                                (289,530)      (213,089)
      Income taxes payable                              51,228         40,188
      Other liabilities                                104,557         45,937
                                                   ------------   -----------
       Net cash provided by operating activities     1,754,949        268,702

Cash flows from investing activities:
  Capital expenditures                                (102,695)      (164,944)
  Purchases of marketable securities                   (35,350)    (1,523,028)
                                                   ------------   -----------
       Net cash used in investing activities          (138,045)    (1,687,972)

Cash flows from financing activities:
  Repayments of bank mortgage debt                     (81,896)       (93,223)
  Proceeds from exercise of stock options                5,280         16,169
  Repurchases of common stock                          (73,050)       (39,902)
  Increase in borrowings under revolving
    credit agreement                                     -            151,852
  Repayments of U.S. term loan                           -           (225,000)
                                                   ------------   -----------
       Net cash used in financing activities          (149,666)      (190,104)
                                                   ------------   -----------
Effect of exchange rate changes on cash                 50,764          8,981
                                                   ------------   -----------

Net increase (decrease) in cash                      1,518,002     (1,600,393)
Cash at beginning of year                            4,836,148      9,771,804
                                                   ------------   -----------
Cash at end of period                              $ 6,354,150    $ 8,171,411
                                                   ============   ===========



See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------
                                December 31, 2003
                                -----------------


Note 1:  Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2003. Certain prior year amounts have been reclassified to conform to the current period presentation.

Note 2:  Marketable Securities
------------------------------

Marketable securities consist of mutual fund investments in U.S. government debt securities. Such securities are stated at market value and are classified as available-for-sale under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, with unrealized gains and losses reported in other comprehensive income as a component of shareholders' equity. The cost of such securities at December 31, 2003 was $3,367,678, with $27,737 of unrealized losses reported at December 31, 2003.

Note 3:  Accounts Receivable
----------------------------

Accounts receivable is stated net of an allowance for uncollectible accounts of $1,181,000 and $1,135,000 as of December 31, 2003 and September 30, 2003,
respectively.

Note 4:  Earnings per Share
---------------------------

Basic earnings (loss) per share (EPS) is computed based on the weighted average number of common shares outstanding for the period. Diluted EPS reflects the maximum dilution that would have resulted from the exercise of stock options and incremental common shares issuable under deferred compensation agreements. The following table provides the components of the basic and diluted EPS computations for the three month periods ended December 31, 2003 and 2002:

                                                          Three Months
                                                       Ended December 31,
                                                       ------------------
                                                      2003            2002
                                                      ----            ----
Basic EPS Computation
---------------------
Net income (loss)...........................      $   122,168     $(2,071,585)

Weighted average shares outstanding.........        4,606,236       4,642,754

Basic net income (loss) per share...........      $       .03     $      (.45)
                                                  ===========     ===========

                                                          Three Months
                                                       Ended December 31,
                                                       ------------------
                                                     2003            2002
                                                     ----            ----
Diluted EPS Computation
-----------------------
Net income (loss)...........................    $   122,168     $(2,071,585)

  Weighted average shares outstanding.......      4,606,236         4,642,754
  Stock options.............................        136,476            -
  Stock compensation arrangements...........         48,283            -
                                                -----------       -----------

Diluted shares outstanding..................       4,790,995       4,642,754

Diluted net income (loss) per share.........    $        .03    $       (.45)
                                                ============    ============

For the three months ended  December 31, 2002,  48,275  shares have been omitted
from  the   calculation   of  diluted  EPS  as  their  effect  would  have  been
antidilutive.

Note 5:   Comprehensive Income (Loss)
-------------------------------------

The Company's total comprehensive income (loss) for the three month periods ended December 31, 2003 and 2002 was as follows:

                                                            Three Months
                                                         Ended December 31,
                                                         ------------------
                                                        2003         2002
                                                        ----         ----
Net income (loss)                                   $   122,168   $(2,071,585)
Other comprehensive income (loss), net of tax:
  Net unrealized gain (loss) on securities              (21,182)        3,716
  Unrealized loss on derivatives                       (129,410)      (17,584)
  Foreign currency translation adjustment               479,212       157,010
                                                    -----------   -----------
Comprehensive income (loss)                         $   450,788   $(1,928,443)
                                                    ===========   ===========

The accumulated other comprehensive income balances at December 31, 2003 and September 30, 2003 consisted of the following:

                                                  December 31,   September 30,
                                                      2003           2003
                                                      ----           ----

Foreign currency translation adjustment             $   794,197   $   314,985
Unrealized loss on derivatives                         (346,140)     (216,730)
Unrealized loss on securities                           (27,737)       (6,555)
                                                    -----------   -----------
Accumulated other comprehensive income             $    420,320   $    91,700
                                                    ===========   ===========

Note 6:   Segment and Related Information
-----------------------------------------

The Company operates in one industry which encompasses the design, manufacture, assembly and marketing of video surveillance systems and system components for the electronic protection segment of the security industry. The Company manages its business segments primarily on a geographic basis. The Company's principal reportable segments are comprised of its United States (U.S.) and United Kingdom (Europe) based operations. Its U.S. based operations consists of Vicon Industries, Inc., the Company's corporate headquarters and principal operating entity. Its Europe based operations consist of Vicon Industries Limited, a wholly owned subsidiary which markets and distributes the Company's products principally within Europe and the Middle East. The other segment includes the operations of TeleSite U.S.A., Inc. and subsidiary, an Israeli based designer and producer of digital video products.

The Company evaluates performance and allocates resources based on, among other things, the net profit or loss for each segment, excluding intersegment sales and profits. Segment information for the three month periods ended December 31, 2003 and 2002 was as follows:

Three Months Ended
December 31, 2003       U.S.       Europe      Other     Consolid.    Totals
-----------------       ----       ------      -----     ---------    ------

Net sales to
 external customers $ 9,255,000  $4,969,000 $  114,000  $    -     $14,338,000
Intersegment
 net sales            1,027,000       -      1,830,000  (2,857,000)      -
Net income (loss)      (319,000)    320,000    118,000       3,000     122,000
Total assets         31,701,000  10,274,000  3,806,000  (4,037,000) 41,744,000

Three Months Ended
December 31, 2002       U.S.       Europe      Other     Consolid.    Totals
-----------------       ----       ------      -----     ---------    ------

Net sales to
 external customers $ 7,756,000  $3,825,000 $  437,000 $     -    $12,018,000
Intersegment
 net sales            1,403,000       -        560,000 (1,963,000)      -
Net income (loss)    (2,217,000)    220,000    (64,000)   (11,000) (2,072,000)
Total assets         38,792,000   8,222,000  3,471,000 (4,278,000) 46,207,000

The consolidating segment information above includes the elimination and consolidation of intersegment transactions.

Note 7:   Derivative Instruments
--------------------------------

At December 31, 2003, the Company had interest rate swaps and forward exchange contracts outstanding with notional amounts aggregating $1.9 million and $2.0 million, respectively, whose aggregate fair value was a liability of approximately $346,000. The change in the amount of the liability for these instruments is shown as a component of accumulated other comprehensive income.

Note 8:   Goodwill
------------------

The Company adopted SFAS No. 142 on October 1, 2002, and accordingly, discontinued amortization of goodwill as of that date. The Company performed the transitional goodwill impairment testing required under SFAS No. 142, which included a comparison of the fair value of each of the Company's reporting units to the carrying amounts of each unit's net assets to determine the implied fair value of each reporting unit's goodwill.

Based upon an independent valuation conducted as of October 1, 2002, and the results of the transitional impairment testing, the Company recognized an impairment charge of approximately $1.4 million (primarily resulting from a change in measurement from undiscounted to discounted cash flows), as a cumulative effect of a change in accounting principle for the three months ended December 31, 2002.

Note 9:   Stock-Based Compensation
----------------------------------

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

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of this Statement. The fair value for options was estimated at the date of grant using the Black-Scholes option pricing model.

In the Company's condensed consolidated financial statements, no compensation expense has been recognized for stock option grants issued under any of the Company's fixed stock option plans. Had compensation expense for stock option grants issued been determined under the fair value method of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share (EPS) for the three month periods ended December 31, 2003 and 2002 would have been:

                                                       Three Months
                                                    Ended December 31,
                                                    ------------------
                                                     2003            2002
                                                     ----            ----

Reported net income (loss)                        $   122,168     $(2,071,575)
Stock-based compensation cost                         (36,303)        (25,507)
                                                  -----------     -----------
Pro forma net income (loss)                       $    85,865     $(2,097,082)
                                                  ===========     ===========

Reported basic and diluted EPS                       $  .03         $(.45)
Pro forma basic and diluted EPS                      $  .02         $(.45)

Note 10:   Recent Accounting Pronouncement
------------------------------------------

In August 2003, the Emerging Issues Task Force reached consensus on EITF Issue No. 03-5 ("EITF 03-5"), "Applicability of AICPA Statement of Position 97-2, "Software Revenue Recognition," to Non-Software Deliverables in an Arrangement Containing More-than-Incidental Software". EITF 03-5, which became effective for the Company on October 1, 2003, provides guidance on determining whether non-software deliverables are included within the scope of SOP 97-2 and, accordingly, whether multiple element arrangements are to be accounted for in accordance with EITF Issue No. 00-21 or SOP 97-2. The provisions of EITF 03-5 did not have an impact on the Company's results of operations or financial position.

Note 11:   Contingencies
------------------------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------


Results of Operations
---------------------
Three Months Ended December 31, 2003 Compared with December 31, 2002
--------------------------------------------------------------------


Net sales for the quarter ended December 31, 2003 increased $2.3 million or 19% to $14.3 million compared with $12.0 million in the year ago period. Domestic sales increased $1.3 million or 19% to $8.0 million compared with $6.7 million in the year ago period principally as a result of sales of the Company's digital video product line introduced in the March 2003 quarter. International sales for the quarter increased $1.0 million or 19% to $6.3 million compared with $5.3 million in the year ago period. The increase was due in part to the effects of favorable exchange rate changes as the British pound and Eurodollar strengthened against the U.S. dollar in the current period. The backlog of unfilled orders was $6.6 million at December 31, 2003 compared with $7.4 million at September 30, 2003.

Gross profit margins for the first quarter of fiscal 2004 increased to 40.8% compared with 32.5% in the year ago period. The margin increase was principally due to sales of the Company's new digital video product line, which carries higher margins. The Company also experienced increased profit margins from its European based operations due to the effects of favorable exchange rate changes as the cost of their U.S. dollar sourced products declined.

Operating expenses for the first quarter of fiscal 2004 increased to $5.6 million compared with $5.0 million in the year ago period principally as a result of increased selling costs and legal fees associated with the defense of a patent infringement suit. The Company continued to invest in new product development in the current quarter, incurring $1.1 million of engineering and development expenses in both periods.

The Company generated operating income of $286,000 in the first fiscal quarter of 2004 compared with an operating loss of $1.1 million in the year ago period.

Interest expense decreased to $51,000 for the first quarter of fiscal 2004 compared with $70,000 in the year ago period principally as a result of the paydown of bank borrowings.

Income tax expense for the first quarter of fiscal 2004 was $155,000 compared with an income tax benefit of $378,000 in the year ago period. The increase in the current quarter effective tax rate was due to the fact that the Company has ceased providing a deferred tax benefit on its U.S. operating losses.

During fiscal 2003, the Company completed its required goodwill impairment tests as of October 1, 2002 and determined that the carrying amount of its goodwill was impaired when tested pursuant to the requirements of the new standard. As a result, a goodwill impairment charge of $1.4 million was recognized effective October 1, 2002 as the cumulative effect of a change in accounting principle reflected in the three months ended December 31, 2002.

As a result of the foregoing, the Company reported net income of $122,000 for the first quarter of fiscal 2004 compared with a net loss of $2.1 million in the year ago period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

Liquidity and Financial Condition
---------------------------------

Net cash provided by operating activities was $1.8 million for the first quarter of fiscal 2004 due primarily to the receipt of a $1.8 million federal income tax refund. Net cash used in investing activities was $138,000 for the first quarter of fiscal 2004 relating to $103,000 of general capital expenditures and the purchase of $35,000 of marketable securities. Net cash used in financing activities was $150,000, which included $82,000 of scheduled repayments of bank mortgage loans and $73,000 of treasury stock repurchases. As a result of the foregoing, cash increased by $1.5 million for the first quarter of fiscal 2004 after the nominal effect of exchange rate changes on the cash position of the Company.

The Company has a $5 million secured revolving credit facility with a bank that expires in July 2004. Borrowings under this facility bear interest at the bank's prime rate or, at the Company's option, LIBOR plus 190 basis points (4.00% and 3.06%, respectively, at December 31, 2003). At December 31, 2003 and September 30, 2003, there were no outstanding borrowings under this facility. The Company does not anticipate the need to draw on such facility through its expiration in July 2004.

The Company also maintains a bank overdraft facility of one million Pounds Sterling (approximately $1,780,000) in the U.K. to support local working capital requirements of Vicon Industries Limited. This facility expires in March 2004. At December 31, 2003 and September 30, 2003, there were no outstanding borrowings under this facility.

Current and long-term debt maturing in the remaining nine months ended September 30, 2004 and in each of the subsequent fiscal years approximates $248,000 for the remaining nine months ended September 30, 2004, $340,000 in 2005, $346,000 in 2006, $322,000 in 2007 and $1,740,000 in 2008.

The Company occupies certain facilities, or is contingently liable, under operating leases that expire at various dates through 2008. The leases, which cover periods from three to eight years, generally provide for renewal options at specified rental amounts. The aggregate operating lease commitment at December 31, 2003 was $522,000 with minimum rentals for the fiscal years shown as follows: for the remaining nine months ended September 30, 2004 - $256,000; 2005 - $151,000; 2006 - $37,000; 2007 - $31,000; 2008 - $27,000; 2009 and
thereafter - $20,000.

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

Critical Accounting Policies
----------------------------

The Company's significant accounting policies are fully described in Note 1 to the Company's consolidated financial statements included in its September 30, 2003 Annual Report on Form 10-K. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured. As it relates to product sales, revenue is generally recognized when products are sold and title is passed to the customer. Shipping and handling costs are included in cost of sales. Advance service billings under a national supply contract with one customer are deferred and recognized as revenues on a pro rata basis over the term of the service agreement. The Company evaluates multiple-element revenue arrangements for separate units of accounting pursuant to EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables", and follows appropriate revenue recognition policies for each separate unit. Elements are considered separate units of accounting provided that (i) the delivered item has stand-alone value to the customer, (ii) there is objective and reliable evidence of the fair value of the delivered item, and
(iii) if a general right of return exists relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially within the control of the Company. As applied to the Company, under arrangements involving the sale of product and the provision of services, product sales are recognized as revenue when the products are sold and title is passed to the customer, and service revenue is recognized as services are performed. For products that include more than incidental software, and for separate licenses of the Company's software products, the Company recognizes revenue in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition", as amended.

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

Recent Accounting Pronouncement
-------------------------------

In August 2003, the Emerging Issues Task Force reached consensus on EITF Issue No. 03-5 ("EITF 03-5"), "Applicability of AICPA Statement of Position 97-2, "Software Revenue Recognition," to Non-Software Deliverables in an Arrangement Containing More-than-Incidental Software". EITF 03-5, which became effective for the Company on October 1, 2003, provides guidance on determining whether non-software deliverables are included within the scope of SOP 97-2 and, accordingly, whether multiple element arrangements are to be accounted for in accordance with EITF Issue No. 00-21 or SOP 97-2. The provisions of EITF 03-5 did not have an impact on the Company's results of operations or financial position.

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

The Company enters into forward exchange contracts to hedge certain foreign currency exposures and minimize the effect of such fluctuations on reported earnings and cash flow (see Note 7 "Derivative Instruments" to the accompanying condensed consolidated financial statements). The Company's ongoing foreign currency exchange risks include intercompany sales of product and services between subsidiary companies operating in differing functional currencies. At December 31, 2003, substantially all of such foreign currency transactions have been hedged by forward exchange contracts.

At December 31, 2003, the Company had $1.9 million of outstanding floating rate bank debt which was covered by interest rate swap agreements that effectively convert the foregoing floating rate debt to stated fixed rates (see "Note 7. Long-Term Debt" to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2003). Thus, the Company has substantially no net interest rate exposures on these instruments. However, the Company had approximately $843,000 of floating rate bank debt that is subject to interest rate risk as it was not covered by interest rate swap agreements. The Company does not believe that a 10% fluctuation in interest rates would have a material effect on its consolidated financial position and results of operations.

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


PART II - OTHER INFORMATION
---------------------------

ITEM 1 - LEGAL PROCEEDINGS
--------------------------

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

a)       Exhibits
         --------

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





February 23, 2004




/s/ Kenneth M. Darby                       /s/ John M. Badke
--------------------                       --------------------
Kenneth M. Darby                           John M. Badke
Chairman and                               Vice President, Finance and
Chief Executive Officer                    Chief Financial Officer