Form 10-Q
period 2004-03-31
VICON INDUSTRIES INC /NY/
filed 2004-05-17
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


QUARTERLY  REPORT UNDER  SECTION 13 or 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934



For Quarter Ended  March 31, 2004                  Commission File No.  1-7939
                  -------------------------------                      --------




                            Vicon Industries, Inc.
--------------------------------------------------------------------------------
       New York State                                           11-2160665
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             identification No.)



            89 Arkay Drive, Hauppauge, New York                     11788
--------------------------------------------------------------------------------
          (Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including area code:      (631) 952-2288
                                                    ----------------------------



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

At March 31, 2004, the registrant had outstanding 4,605,524 shares of Common Stock, $.01 par value.

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

                                                 Three Months Ended
                                                 ------------------

                                            3/31/04                3/31/03
                                            -------                -------

Net sales                                $12,234,953            $13,081,881
Cost of sales                              7,710,157              8,440,887
                                         -----------            -----------
    Gross profit                           4,524,796              4,640,994

Operating expenses:
  Selling, general and
    administrative expense                 4,155,268              3,822,634
  Engineering & development expense        1,207,735              1,341,116
                                         -----------            -----------
                                           5,363,003              5,163,750

    Operating loss                          (838,207)              (522,756)

Interest expense                              45,322                 64,439
Interest and other income                    (61,389)               (40,380)
                                         -----------            -----------

    Loss before income taxes                (822,140)              (546,815)
Income tax expense                            79,000              2,187,957
                                         -----------            -----------

    Net loss                             $  (901,140)           $(2,734,772)
                                         ===========            ===========




Basic and diluted loss per share         $      (.20)           $      (.59)
                                         ===========            ===========


Shares used in computing basic
 and diluted loss per share                4,604,853              4,641,213








See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)

                                                   Six Months Ended
                                                   ----------------

                                            3/31/04                3/31/03
                                            -------                -------

Net sales                                $26,572,688            $25,099,895
Cost of sales                             16,201,341             16,558,346
                                         -----------            -----------
    Gross profit                          10,371,347              8,541,549

Operating expenses:
  Selling, general and
    administrative expense                 8,590,889              7,718,138
  Engineering & development expense        2,333,131              2,416,562
                                         -----------            -----------
                                          10,924,020             10,134,700

    Operating loss                          (552,673)            (1,593,151)

Interest expense                              96,713                131,918
Interest and other income                   (104,413)              (101,275)
                                         -----------            -----------

    Loss before income taxes                (544,973)            (1,623,794)
Income tax expense                           234,000              1,809,957
                                         -----------            -----------

    Loss before cumulative effect of a
      change in accounting principle        (778,973)            (3,433,751)

Cumulative effect of a change in
  accounting principle                          -                (1,372,606)
                                         -----------            -----------

    Net loss                             $  (778,973)           $(4,806,357)
                                         ===========            ===========


Basic and diluted loss per share:

 Loss before cumulative effect of a
   change in accounting principle        $      (.17)           $      (.74)
 Cumulative effect of a change in
   accounting principle                           -                    (.30)
                                         -----------            -----------
    Net loss                             $      (.17)           $     (1.04)
                                         ===========            ===========

Shares used in computing basic
 and diluted loss per share                4,605,548              4,641,993








See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

ASSETS                                               3/31/04         9/30/03
------                                               -------         -------
                                                   (Unaudited)
CURRENT ASSETS
--------------
Cash and cash equivalents                         $ 5,876,622     $ 4,836,148
Marketable securities                               3,390,856       3,325,773
Accounts receivable, net                           10,586,047      11,056,300
Inventories:
  Parts, components, and materials                  2,563,170       2,071,092
  Work-in-process                                   3,405,627       2,881,592
  Finished products                                 6,539,034       7,141,470
                                                  -----------     -----------
                                                   12,507,831      12,094,154
Recoverable income taxes                              225,372       2,052,662
Prepaid expenses and other current assets             694,551         701,779
                                                  -----------     -----------
   TOTAL CURRENT ASSETS                            33,281,279      34,066,816

Property, plant and equipment                      18,310,554      17,672,247
Less accumulated depreciation and amortization    (11,044,869)    (10,386,406)
                                                 ------------     -----------
                                                    7,265,685       7,285,841
Other assets                                          614,810         540,407
                                                  -----------     -----------
   TOTAL ASSETS                                   $41,161,774     $41,893,064
                                                  ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
-------------------
Current maturities of long-term debt                  332,793         325,294
Accounts payable                                    2,432,348       2,527,946
Accrued compensation and employee benefits          1,922,064       2,023,087
Accrued expenses                                    2,405,479       2,524,858
Unearned revenue                                      937,938       1,238,944
Income taxes payable                                  293,406          94,174
                                                  -----------     -----------
   TOTAL CURRENT LIABILITIES                        8,324,028       8,734,303

Long-term debt                                      2,589,949       2,732,275
Unearned revenue                                      393,857         547,871
Other long-term liabilities                           817,730         643,884

SHAREHOLDERS' EQUITY
--------------------
Common stock, par value $.01                           48,418          48,326
Capital in excess of par value                     22,486,977      22,439,637
Retained earnings                                   7,077,287       7,856,260
                                                  -----------     -----------
                                                   29,612,682      30,344,223
Less treasury stock, at cost                       (1,053,249)       (980,199)
Accumulated other comprehensive income                659,406          91,700
Deferred compensation                                (182,629)       (220,993)
                                                  -----------     -----------
   TOTAL SHAREHOLDERS' EQUITY                      29,036,210      29,234,731
                                                  -----------     -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $41,161,774     $41,893,064
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




                                                          Six Months Ended
                                                          ----------------

                                                      3/31/04        3/31/03
                                                      -------        -------
Cash flows from operating activities:
  Net loss                                         $  (778,973)   $(4,806,357)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                      529,086        532,677
    Stock compensation expense                          25,428           -
    Deferred income taxes                                -          1,853,957
    Cumulative effect of a change in
      accounting principle                               -          1,372,606
  Change in assets and liabilities:
      Accounts receivable                              967,699        287,717
      Inventories                                     (225,785)       759,938
      Recoverable income taxes                       1,827,290       (225,000)
      Prepaid expenses and other current assets         28,414        (88,585)
      Other assets                                     (72,189)        21,980
      Accounts payable                                (172,784)      (512,686)
      Accrued compensation and employee benefits      (127,240)       225,242
      Accrued expenses                                (172,197)       184,398
      Unearned revenue                                (455,020)        33,367
      Income taxes payable                             182,945         46,805
      Other liabilities                                175,324         45,466
                                                   ------------   -----------
       Net cash provided by (used in)
         operating activities                        1,731,998       (268,475)

Cash flows from investing activities:
  Capital expenditures                                (353,355)      (325,651)
  Purchases of marketable securities                   (69,911)    (1,539,708)
                                                   ------------   -----------
       Net cash used in investing activities          (423,266)    (1,865,359)

Cash flows from financing activities:
  Repayments of bank mortgage debt                    (165,327)      (316,198)
  Proceeds from exercise of stock options               22,006         16,169
  Repurchases of common stock                          (73,050)       (53,057)
  Repayments of U.S. term loan                           -           (450,000)
                                                   ------------   -----------
       Net cash used in financing activities          (216,371)      (803,086)
                                                   ------------   -----------
Effect of exchange rate changes on cash                (51,887)       (59,924)
                                                   ------------   -----------

Net increase (decrease) in cash                      1,040,474     (2,996,844)
Cash at beginning of year                            4,836,148      9,771,804
                                                   ------------   -----------
Cash at end of period                              $ 5,876,622    $ 6,774,960
                                                   ============   ===========




See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------
                                 March 31, 2004
                                 --------------


Note 1:  Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2003. Certain prior year amounts have been reclassified to conform to the current period presentation.

Note 2:  Marketable Securities
------------------------------

Marketable securities consist of mutual fund investments in U.S. government debt securities. Such securities are stated at market value and are classified as available-for-sale under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, with unrealized gains and losses reported in other comprehensive income as a component of shareholders' equity. The cost of such securities at March 31, 2004 was $3,402,239, with $11,383 of cumulative unrealized losses reported at March 31, 2004.

Note 3:  Accounts Receivable
----------------------------

Accounts receivable is stated net of an allowance for uncollectible accounts of $1,193,000 and $1,135,000 as of March 31, 2004 and September 30, 2003,
respectively.

Note 4:  Earnings per Share
---------------------------

Basic earnings (loss) per share (EPS) is computed based on the weighted average number of common shares outstanding for the period. Diluted EPS reflects the maximum dilution that would have resulted from the exercise of stock options and incremental common shares issuable under deferred compensation agreements. The weighted average number of shares of common stock used in determining basic and diluted EPS was 4,604,853 and 4,641,213 for the three months ended March 31, 2004 and 2003, respectively. The weighted average number of shares of common stock used in determining basic and diluted EPS was 4,605,548 and 4,641,993 for the six months ended March 31, 2004 and 2003, respectively.

For the three months ended March 31, 2004 and 2003, 249,585 and 46,063 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive. For the six months ended March 31, 2004 and 2003, 217,172 and 47,169 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive.

Note 5:   Comprehensive Income (Loss)
-------------------------------------

The Company's total comprehensive loss for the three month and six month periods ended March 31, 2004 and 2003 was as follows:

                                  Three Months               Six Months
                                Ended March 31,            Ended March 31,
                            ----------------------      ---------------------
                               2004         2003          2004         2003
                              ------       ------        ------       ------

Net loss                  $  (901,140)  $(2,734,772)   $ (778,973) $(4,806,357)
Other comprehensive income
 (loss), net of tax:
  Net unrealized (gain)
   loss on securities          16,354            32        (4,828)       3,748
  Unrealized gain (loss)
   on derivatives              92,524        13,519       (36,886)      (4,065)
  Foreign currency
   translation adjustment     130,208      (176,166)      609,420      (19,156)
                          -----------    ----------   ------------ -----------
Comprehensive loss        $  (662,054)  $(2,897,387)  $  (211,267) $(4,825,830)
                          ===========   ============  ============ ============

The accumulated other comprehensive income balances at March 31, 2004 and September 30, 2003 consisted of the following:

                                                    March 31,    September 30,
                                                      2004           2003
                                                  -----------    -------------
Foreign currency translation adjustment            $ 924,405      $ 314,985
Unrealized loss on derivatives                      (253,616)      (216,730)
Unrealized loss on securities                        (11,383)        (6,555)
                                                   ----------     ---------
Accumulated other comprehensive income             $ 659,406      $  91,700
                                                   ==========     ==========

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

The Company evaluates performance and allocates resources based on, among other things, the net profit or loss for each segment, excluding intersegment sales and profits. Segment information for the three month and six month periods ended March 31, 2004 and 2003 was as follows:

Three Months Ended
March 31, 2004          U.S.       Europe      Other     Consolid.    Totals
-----------------    ----------  ----------  ---------  ----------   -------

Net sales to
 external customers $ 7,864,000  $4,226,000 $  145,000  $    -     $12,235,000
Intersegment
 net sales            1,155,000       -      2,086,000  (3,241,000)      -
Net income (loss)    (1,065,000)    325,000   (109,000)    (52,000)   (901,000)
Total assets         30,182,000  10,234,000  4,729,000  (3,983,000) 41,162,000

Three Months Ended
March 31, 2003          U.S.       Europe      Other     Consolid.    Totals
-----------------    ----------  ----------  ---------  ----------   -------

Net sales to
 external customers $ 8,459,000  $4,268,000 $  355,000 $     -    $13,082,000
Intersegment
 net sales            1,653,000       -        707,000 (2,360,000)      -
Net income (loss)    (2,558,000)    140,000   (254,000)   (63,000) (2,735,000)
Total assets         33,683,000   8,978,000  3,542,000 (4,481,000) 41,722,000

Six Months Ended
March 31, 2004          U.S.       Europe      Other     Consolid.    Totals
-----------------    ----------  ----------  ---------  ----------   -------

Net sales to
 external customers $17,119,000  $9,195,000 $  259,000 $     -    $26,573,000
Intersegment
 net sales            2,182,000       -      3,916,000 (6,098,000)      -
Net income (loss)    (1,384,000)    645,000      8,000    (48,000)   (779,000)
Total assets         30,182,000  10,234,000  4,729,000 (3,983,000) 41,162,000

Six Months Ended
March 31, 2003          U.S.       Europe      Other     Consolid.    Totals
-----------------    ----------  ----------  ---------  ----------   -------

Net sales to
 external customers $16,215,000  $8,093,000 $  792,000 $     -    $25,100,000
Intersegment
 net sales            3,056,000       -      1,267,000 (4,323,000)      -
Net income (loss)    (3,401,000)    361,000   (319,000)(1,447,000) (4,806,000)
Total assets         33,683,000   8,978,000  3,542,000 (4,481,000) 41,722,000

The consolidating segment information above includes the elimination and consolidation of intersegment transactions.

Note 7:   Derivative Instruments
--------------------------------

At March 31, 2004, the Company had interest rate swaps and forward exchange contracts outstanding with notional amounts aggregating $1.8 million and $3.6 million, respectively, whose aggregate fair value was a liability of approximately $254,000. The change in the amount of the liability for these instruments is shown as a component of accumulated other comprehensive income.

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

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of this Statement. The fair value for options was estimated at the date of grant using the Black-Scholes option pricing model.

In the Company's condensed consolidated financial statements, no compensation expense has been recognized for stock option grants issued under any of the Company's fixed stock option plans. Had compensation expense for stock option grants issued been determined under the fair value method of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share (EPS) for the three and six month periods ended March 31, 2004 and 2003 would have been:


                                    Three Months              Six Months
                                   Ended March 31,          Ended March 31,
                                ----------------------    -------------------
                                   2004        2003         2004       2003
                                 --------   --------      --------   --------

Reported net loss             $  (901,140) $(2,734,772) $(778,973) $(4,806,357)
Stock-based compensation cost     (27,479)     (51,210)   (63,782)     (91,698)
                              -----------  -----------  ---------  -----------
Pro forma net loss            $  (928,619) $(2,785,982) $(842,755) $(4,898,055)
                              ===========  ===========  =========  ===========

Reported basic and diluted EPS   $ (.20)       $(.59)    $ (.17)      $(1.04)
Pro forma basic and diluted EPS  $ (.20)       $(.60)    $ (.18)      $(1.06)


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

Note 11:   Income Taxes
-----------------------

The components of income tax expense (benefit) for the periods indicated are as follows:

                               Three Months                 Six Months
                              Ended March 31,             Ended March 31,
                              ---------------             ---------------
                             2004        2003            2004         2003
                             ----        ----            ----         ----
Federal:
 Current                  $    -     $    -           $    -      $ (225,000)
 Deferred                      -      2,106,957            -       1,853,957
                          ---------  ----------       ----------   ---------
                               -      2,106,957            -       1,628,957

State                          -          -               10,000       -
Foreign                      79,000      81,000          224,000     181,000
                          ---------  ----------       ----------   ---------

Total income tax expense  $  79,000  $2,187,957       $  234,000  $1,809,957
                          =========  ==========       ==========  ==========

In the quarter ended March 31, 2003, the Company recognized a $2.1 million charge to provide a valuation allowance against its deferred tax assets due to the uncertainty of future realization. The establishment of such valuation allowance was determined to be appropriate during that period due to updated judgments of future results in light of the Company's operating losses in recent years and the inherent uncertainties of predicting future operating results in periods over which such net tax differences become deductible. Income tax expense for the six months ended March 31, 2003 includes the recognition of an available tax effected net operating loss carryback of $225,000.


Note 12:   Contingencies
------------------------

In May 2003, the Company was served with a summons and complaint in a patent infringement suit that named the Company and thirteen other defendants. The alleged infringement relates to the Company's camera dome systems, which is a significant product line. Among other things, the suit seeks injunctive relief and unspecified damages. The Company and its outside patent counsel believe that the complaint is without merit and the Company intends to vigorously defend itself in this matter. The Company is unable to reasonably estimate a range of possible loss, if any, at this time. Although the Company believes that it has meritorious defenses to such claims, there is a possibility that an unfavorable outcome could ultimately occur that could result in a liability that is material to the Company's results of operations and financial position. The Company plans to present a joint defense with certain other named defendants and also is willing to explore the possibility of settlement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------


Results of Operations
---------------------
Three Months Ended March 31, 2004 Compared with March 31, 2003
--------------------------------------------------------------


Net sales for the quarter ended March 31, 2004 decreased $.9 million or 6% to $12.2 million compared with $13.1 million in the year ago period. Domestic sales decreased $.7 million or 9% to $7.0 million compared with $7.7 million in the year ago period. International sales for the quarter decreased 3% to $5.2 million compared with $5.4 million in the year ago period. The backlog of unfilled orders was $6.1 million at March 31, 2004 compared with $7.4 million at September 30, 2003.

Gross profit margins for the second quarter of fiscal 2004 increased to 37.0% compared with 35.5% in the year ago period. The margin increase was principally due to sales of the Company's new digital video product line, which carries higher margins. The Company also experienced increased profit margins from its European based operations due to the effects of favorable exchange rate changes as the cost of their U.S. dollar sourced products declined. Such margin increases were offset, in part, by a $182,000 provision for the writedown of a discontinued product line in the second quarter of fiscal 2004.

Operating expenses for the second quarter of fiscal 2004 increased to $5.4 million compared with $5.2 million in the year ago period principally as a result of increased legal fees associated with the defense of a patent infringement suit. The Company continued to invest in new product development in the current quarter, incurring $1.2 million of engineering and development expenses compared with $1.3 million in the year ago period.

The Company incurred an operating loss of $838,000 in the second fiscal quarter of 2004 compared with an operating loss of $523,000 in the year ago period.

Interest expense decreased to $45,000 for the second quarter of fiscal 2004 compared with $64,000 in the year ago period principally as a result of the paydown of bank borrowings.

Income tax expense for the second quarter of fiscal 2004 was $79,000 compared with $2.2 million in the year ago period. In the quarter ended March 31, 2003, the Company recognized a $2.1 million income tax charge to provide a valuation allowance against its deferred tax assets due to the uncertainty of future realization. The establishment of such valuation allowance was determined to be appropriate as a result of the Company's operating losses in recent years and the inherent uncertainties of predicting future operating results in periods over which such net tax differences become deductible. As a result, the Company has since ceased providing a deferred tax benefit on its U.S. operation's losses.

As a result of the foregoing, the Company incurred a net loss of $901,000 for the second quarter of fiscal 2004 compared with a net loss of $2.7 million in the year ago period.

Results of Operations
---------------------
Six Months Ended March 31, 2004 Compared with March 31, 2003
------------------------------------------------------------


Net sales for the six months ended March 31, 2004 increased $1.5 million or 6% to $26.6 million compared with $25.1 million in the year ago period. Domestic sales increased $.6 million or 4% to $15.1 million compared with $14.5 million in the year ago period. International sales increased $.9 million or 8% to $11.5 million compared with $10.6 million in the year ago period.

Gross profit margins for the first six months of fiscal 2004 increased to 39.0% compared with 34.0% in the year ago period. The margin increase was principally due to sales of the Company's new digital video product line, which carries higher margins. The Company also experienced increased profit margins from its European based operations due to the effects of favorable exchange rate changes as the cost of their U.S. dollar sourced products declined.

Operating expenses for the first six months of fiscal 2004 increased to $10.9 million compared with $10.1 million in the year ago period principally as a result of increased selling costs and legal fees associated with the defense of a patent infringement suit. The Company continued to invest in new product development in the current year period, incurring $2.3 million of engineering and development expenses compared with $2.4 million in the year ago period.

The Company incurred an operating loss of $553,000 for the first six months of 2004 compared with an operating loss of $1.6 million in the year ago period.

Interest expense decreased to $97,000 for the first six months of fiscal 2004 compared with $132,000 in the year ago period principally as a result of the paydown of bank borrowings.

Income tax expense for the first six months of fiscal 2004 was $234,000 compared with $1.8 million in the year ago period. In the six month period ended March 31, 2003, the Company recognized a $1.9 million income tax charge to provide a valuation allowance against its deferred tax assets due to the uncertainty of future realization. The establishment of such valuation allowance was determined to be appropriate as a result of the Company's operating losses in recent years and the inherent uncertainties of predicting future operating results in periods over which such net tax differences become deductible. Income tax expense for the six months ended March 31, 2003 includes the recognition of an available tax effected net operating loss carryback of $225,000.

During fiscal 2003, the Company completed its required goodwill impairment tests as of October 1, 2002 and determined that the carrying amount of its goodwill was impaired when tested pursuant to the requirements of the new standard. As a result, a goodwill impairment charge of $1.4 million was recognized effective October 1, 2002 as the cumulative effect of a change in accounting principle reflected in the six months ended March 31, 2003.

As a result of the foregoing, the Company incurred a net loss of $779,000 for the first six months of fiscal 2004 compared with a net loss of $4.8 million in the year ago period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

Liquidity and Financial Condition
---------------------------------

Net cash provided by operating activities was $1.7 million for the first six months of fiscal 2004 due primarily to the receipt of a $1.8 million federal income tax refund. Net cash used in investing activities was $423,000 for the first six months of fiscal 2004 relating to $353,000 of general capital expenditures and the purchase of $70,000 of marketable securities. Net cash used in financing activities was $216,000, which included $165,000 of scheduled repayments of bank mortgage loans and $73,000 of treasury stock repurchases. As a result of the foregoing, cash increased by $1.0 million for the first six months of fiscal 2004 after the nominal effect of exchange rate changes on the cash position of the Company.

The Company has a $5 million secured revolving credit facility with a bank that expires in July 2004. Borrowings under this facility bear interest at the bank's prime rate or, at the Company's option, LIBOR plus 190 basis points (4.00% and 3.01%, respectively, at March 31, 2004). At March 31, 2004 and September 30, 2003, there were no outstanding borrowings under this facility. The Company does not anticipate the need to draw on such facility through its expiration in July 2004.

The Company also maintains a bank overdraft facility of one million Pounds Sterling (approximately $1,840,000) in the U.K. to support local working capital requirements of Vicon Industries Limited. This facility expires in March 2005. At March 31, 2004 and September 30, 2003, there were no outstanding borrowings under this facility.

Current and long-term debt maturing in the remaining six months ended September 30, 2004 and in each of the subsequent fiscal years approximates $167,000 for the remaining six months ended September 30, 2004, $343,000 in 2005, $349,000 in 2006, $324,000 in 2007 and $1,740,000 in 2008.

The Company occupies certain facilities, or is contingently liable, under operating leases that expire at various dates through 2008. The leases, which cover periods from three to eight years, generally provide for renewal options at specified rental amounts. The aggregate operating lease commitment at March 31, 2004 was $444,000 with minimum rentals for the fiscal years shown as follows: for the remaining six months ended September 30, 2004 - $173,000; 2005
- $153,000;  2006 - $38,000; 2007 - $31,000; 2008 - $28,000; 2009 and thereafter
- $21,000.

The Company believes that it has sufficient cash to meet its anticipated operating, capital expenditures and debt service requirements for at least the next twelve months.

In May 2003, the Company was served with a summons and complaint in a patent infringement suit that named the Company and thirteen other defendants. The alleged infringement relates to the Company's camera dome systems, which is a significant product line. Among other things, the suit seeks injunctive relief and unspecified damages. The Company and its outside patent counsel believe that the complaint is without merit and the Company intends to vigorously defend itself in this matter. The Company is unable to reasonably estimate a range of possible loss, if any, at this time. Although the Company believes that it has meritorious defenses to such claims, there is a possibility that an unfavorable outcome could ultimately occur that could result in a liability that is material to the Company's results of operations and financial position. The Company plans to present a joint defense with certain other named defendants and also is willing to explore the possibility of settlement.

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

The Company enters into forward exchange contracts to hedge certain foreign currency exposures and minimize the effect of such fluctuations on reported earnings and cash flow (see Note 7 "Derivative Instruments" to the accompanying condensed consolidated financial statements). The Company's ongoing foreign currency exchange risks include intercompany sales of product and services between subsidiary companies operating in differing functional currencies. At March 31, 2004, substantially all of such foreign currency transactions have been hedged by forward exchange contracts.

At March 31, 2004, the Company had $1.8 million of outstanding floating rate bank debt which was covered by interest rate swap agreements that effectively convert the foregoing floating rate debt to stated fixed rates (see "Note 7. Long-Term Debt" to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2003). Thus, the Company has substantially no net interest rate exposures on these instruments. However, the Company had approximately $817,000 of floating rate bank debt that is subject to interest rate risk as it was not covered by interest rate swap agreements. The Company does not believe that a 10% fluctuation in interest rates would have a material effect on its consolidated financial position and results of operations.

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


PART II - OTHER INFORMATION
---------------------------

ITEM 1 -  LEGAL PROCEEDINGS
------    -----------------

          In May 2003, the Company was served with a summons and complaint in a patent infringement suit that named the Company and thirteen other defendants. The alleged infringement relates to the Company's camera dome systems, which is a significant product line. Among other things, the suit seeks injunctive relief and unspecified damages. The Company and its outside patent counsel believe that the complaint is without merit and the Company intends to vigorously defend itself in this matter. The Company is unable to reasonably estimate a range of possible loss, if any, at this time. Although the Company believes that it has meritorious defenses to such claims, there is a possibility that an unfavorable outcome could ultimately occur that could result in a liability that is material to the Company's results of operations and financial position. The Company plans to present a joint defense with certain other named defendants and also is willing to explore the possibility of settlement.


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

a)        Exhibits
          --------

          10        Material Contracts

                    (.1) Advice of Borrowing Terms between the Registrant and
                         National Westminster Bank PLC dated April 15, 2004.

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



b)        Reports on Form 8-K
          -------------------

          (i) On January 6, 2004, the Company filed a Current Report on Form 8-K filing its press release announcing the Company's financial results for its fiscal year ended September 30, 2003.

          (ii) On January 14, 2004, the Company filed a Current Report on Form 8-K disclosing the Company's inability to file its Annual Report on Form 10-K for the year ended September 30, 2003 within the prescribed time period.

          (iii)On February 10, 2004, the Company filed a Current Report on Form 8-K announcing the dismissal of KPMG LLP as its certifying accountants and the engaging of BDO Seidman, LLP as its certifying accountants for its fiscal year ending September 30, 2004.

          (iv) On February 19, 2004, the Company filed a Current Report on Form 8-K filing its press release announcing the Company's financial results for the quarter ended December 31, 2003.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



VICON INDUSTRIES, INC.





May 17, 2004




/s/ Kenneth M. Darby                       /s/ John M. Badke
--------------------                       --------------------
Kenneth M. Darby                           John M. Badke
Chairman and                               Senior Vice President, Finance
Chief Executive Officer                    Chief Financial Officer