Form 10-Q
period 2004-06-30
VICON INDUSTRIES INC /NY/
filed 2004-08-16
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


QUARTERLY  REPORT UNDER  SECTION 13 or 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934



For Quarter Ended  June 30, 2004                   Commission File No.  1-7939
                  -------------------------------                      --------




                            Vicon Industries, Inc.

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

At June 30, 2004, the registrant had outstanding 4,595,229 shares of Common Stock, $.01 par value.

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

                                                 Three Months Ended
                                                 ------------------

                                            6/30/04                6/30/03
                                            -------                -------

Net sales                                $13,572,632            $13,050,732
Cost of sales                              8,568,214              7,793,890
                                         -----------            -----------
    Gross profit                           5,004,418              5,256,842

Operating expenses:
  Selling, general and
    administrative expense                 4,116,256              3,831,815
  Engineering & development expense        1,247,498              1,342,116
                                         -----------            -----------
                                           5,363,754              5,173,931

    Operating income (loss)                 (359,336)                82,911

Interest expense                              44,400                 52,424
Interest and other income                    (37,799)               (28,524)
                                         -----------            -----------

    Income (loss) before income taxes       (365,937)                59,011
Income tax expense                            59,000                 29,000
                                         -----------            ------------

    Net income (loss)                    $  (424,937)           $    30,011
                                         ===========            ===========



Basic and diluted earnings
  (loss) per share                       $      (.09)           $       .01
                                         ===========            ===========


Shares used in computing earnings (loss) per share:

            Basic                          4,605,671              4,626,546
            Diluted                        4,605,671              4,666,371







See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)

                                                  Nine Months Ended
                                                  -----------------

                                           6/30/04                6/30/03
                                           -------                -------

Net sales                                $40,145,320            $38,150,627
Cost of sales                             24,769,555             24,352,236
                                         -----------            -----------
    Gross profit                          15,375,765             13,798,391

Operating expenses:
  Selling, general and
    administrative expense                12,707,147             11,549,953
  Engineering & development expense        3,580,628              3,758,677
                                         -----------            -----------
                                          16,287,775             15,308,630

    Operating loss                          (912,010)            (1,510,239)

Interest expense                             141,113                184,343
Interest and other income                   (142,213)              (129,799)
                                         -----------            -----------

    Loss before income taxes                (910,910)            (1,564,783)
Income tax expense                           293,000              1,838,957
                                         -----------            -----------

    Loss before cumulative effect of a
      change in accounting principle      (1,203,910)            (3,403,740)

Cumulative effect of a change in
  accounting principle (Note 8)                 -                (1,372,606)
                                         -----------            -----------

    Net loss                             $(1,203,910)           $(4,776,346)
                                         ===========            ===========


Basic and diluted loss per share:

 Loss before cumulative effect of a
   change in accounting principle        $      (.26)           $      (.73)
 Cumulative effect of a change in
   accounting principle                           -                    (.30)
                                         -----------            -----------
    Net loss                             $      (.26)           $     (1.03)
                                         ===========            ===========

Shares used in computing basic
 and diluted loss per share                4,605,589              4,636,834








See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

ASSETS                                               6/30/04         9/30/03
------                                               -------         -------
                                                   (Unaudited)
CURRENT ASSETS
--------------
Cash and cash equivalents                         $ 5,841,834     $ 4,836,148
Marketable securities                               3,346,223       3,325,773
Accounts receivable, net                           10,028,740      11,056,300
Inventories:
  Parts, components, and materials                  2,687,446       2,071,092
  Work-in-process                                   3,513,852       2,881,592
  Finished products                                 6,275,032       7,141,470
                                                  -----------     -----------
                                                   12,476,330      12,094,154
Recoverable income taxes                              255,972       2,052,662
Prepaid expenses and other current assets             578,147         701,779
                                                  -----------     -----------
   TOTAL CURRENT ASSETS                            32,527,246      34,066,816

Property, plant and equipment                      18,061,524      17,672,247
Less accumulated depreciation and amortization    (11,035,824)    (10,386,406)
                                                  -----------     -----------
                                                    7,025,700       7,285,841
Other assets                                          604,612         540,407
                                                  -----------     -----------
   TOTAL ASSETS                                   $40,157,558     $41,893,064
                                                  ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
-------------------
Current maturities of long-term debt                  331,728         325,294
Accounts payable                                    2,311,666       2,527,946
Accrued compensation and employee benefits          1,924,860       2,023,087
Accrued expenses                                    2,060,498       2,524,858
Unearned revenue                                    1,053,359       1,238,944
Income taxes payable                                  256,774          94,174
                                                  -----------     -----------
   TOTAL CURRENT LIABILITIES                        7,938,885       8,734,303

Long-term debt                                      2,500,376       2,732,275
Unearned revenue                                      469,195         547,871
Other long-term liabilities                           728,365         643,884

SHAREHOLDERS' EQUITY
--------------------
Common stock, par value $.01                           48,484          48,326
Additional paid in capital                         22,514,935      22,439,637
Retained earnings                                   6,652,350       7,856,260
                                                  -----------     -----------
                                                   29,215,769      30,344,223
Less treasury stock, at cost                       (1,132,629)       (980,199)
Accumulated other comprehensive income                601,044          91,700
Deferred compensation                                (163,447)       (220,993)
                                                  -----------     -----------
   TOTAL SHAREHOLDERS' EQUITY                      28,520,737      29,234,731
                                                  -----------     -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $40,157,558     $41,893,064
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




                                                        Nine Months Ended
                                                        -----------------

                                                      6/30/04        6/30/03
                                                      -------        -------
Cash flows from operating activities:
  Net loss                                         $(1,203,910)   $(4,776,346)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                      849,263        826,169
    Stock compensation expense                          38,283          1,892
    Deferred income taxes                                -          1,853,957
    Cumulative effect of a change in
      accounting principle                               -          1,372,606
  Change in assets and liabilities:
      Accounts receivable                            1,371,067        414,074
      Inventories                                     (274,688)       675,586
      Recoverable income taxes                       1,796,690       (225,000)
      Prepaid expenses and other current assets        136,157       (106,108)
      Other assets                                     (71,356)        20,415
      Accounts payable                                (280,618)      (393,205)
      Accrued compensation and employee benefits      (118,324)       107,029
      Accrued expenses                                (383,733)       502,480
      Unearned revenue                                (268,049)      (696,623)
      Income taxes payable                             152,487         (4,976)
      Other liabilities                                264,670         83,202
                                                   ------------   -----------
       Net cash provided by (used in)
         operating activities                        2,007,939       (344,848)

Cash flows from investing activities:
  Capital expenditures                                (468,071)      (436,170)
  Purchases of marketable securities                  (102,942)    (1,555,028)
                                                   ------------   -----------
       Net cash used in investing activities          (571,013)    (1,991,198)

Cash flows from financing activities:
  Repayments of bank mortgage debt                    (251,215)      (396,371)
  Proceeds from exercise of stock options               37,173         16,169
  Repurchases of common stock                         (152,430)      (108,567)
  Repayments of U.S. term loan                           -           (675,000)
                                                   ------------   -----------
       Net cash used in financing activities          (366,472)    (1,163,769)
                                                   ------------   -----------
Effect of exchange rate changes on cash                (64,768)        (4,583)
                                                   ------------   -----------

Net increase (decrease) in cash                      1,005,686     (3,504,398)
Cash at beginning of year                            4,836,148      9,771,804
                                                   ------------   -----------
Cash at end of period                              $ 5,841,834    $ 6,267,406
                                                   ============   ===========




See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------
                                  June 30, 2004
                                  -------------


Note 1:  Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2003. Certain prior year amounts have been reclassified to conform to the current period presentation.

Note 2:  Marketable Securities
------------------------------

Marketable securities consist of mutual fund investments in U.S. government debt securities. Such securities are stated at market value and are classified as available-for-sale under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, with unrealized gains and losses reported in other comprehensive income as a component of shareholders' equity. The cost of such securities at June 30, 2004 was $3,435,270, with $89,048 of cumulative unrealized losses reported at June 30, 2004.

Note 3:  Accounts Receivable
----------------------------

Accounts receivable is stated net of an allowance for uncollectible accounts of $1,031,000 and $1,135,000 as of June 30, 2004 and September 30, 2003,
respectively.

Note 4:  Earnings per Share
---------------------------

Basic earnings (loss) per share (EPS) is computed based on the weighted average number of common shares outstanding for the period. Diluted EPS reflects the maximum dilution that would have resulted from the exercise of stock options and incremental common shares issuable under deferred compensation agreements.

The following table provides the components of the basic and diluted EPS computations for the three and nine month periods ended June 30, 2004 and 2003:

                                    Three Months            Nine Months
                                   Ended June 30,          Ended June 30,
                                  ---------------         ----------------
                                  2004       2003         2004        2003
                                  ----       ----         ----        ----
Basic EPS Computation
---------------------
Net income (loss)...........  $ (424,937) $   30,011  $(1,203,910) $(4,776,346)

Weighted average
 shares outstanding.........   4,605,671   4,626,546    4,605,589    4,636,834

Basic earnings (loss)
 per share..................  $     (.09) $      .01  $      (.26) $     (1.03)
                              =========== ==========  ============ ============
Diluted EPS Computation
-----------------------
Net income (loss)...........  $ (424,937) $   30,011  $(1,203,910) $(4,776,346)

  Weighted average
   shares outstanding.......   4,605,671   4,626,546    4,605,589    4,636,834
  Stock compensation
   arrangement..............       -          16,283        -            -
  Stock options.............       -          23,542        -            -
                              ----------- ----------  ------------ ------------

Diluted shares outstanding..   4,605,671   4,666,371    4,605,589    4,636,834

Diluted earnings (loss)
 per share..................  $     (.09) $      .01  $      (.26) $     (1.03)
                              =========== ==========  ============ ============


For the three months ended June 30, 2004, 294,995 shares have been omitted from the calculation of diluted EPS as their effect would have been antidilutive. For the nine months ended June 30, 2004 and 2003, 243,113 and 49,748 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive.

Note 5:   Comprehensive Income (Loss)
-------------------------------------

The Company's total comprehensive income (loss) for the three month and nine month periods ended June 30, 2004 and 2003 was as follows:

                                   Three Months               Nine Months
                                  Ended June 30,             Ended June 30,
                                 ----------------          -----------------
                                 2004        2003          2004         2003
                                 ----        ----          ----         ----


Net income (loss)           $  (424,937)  $  30,011   $(1,203,910) $(4,776,346)
Other comprehensive income
 (loss), net of tax:
  Net unrealized (gain)
   loss on securities           (77,664)        (20)      (82,493)       3,728
  Unrealized gain (loss)
   on derivatives               159,530      (5,366)      122,644       (9,431)
  Foreign currency
   translation adjustment      (140,227)    257,128       469,193      237,972
                            -----------   ---------   ------------ ------------
Comprehensive income (loss) $  (483,298)  $ 281,753   $  (694,566) $(4,544,077)
                            ===========   =========   ============ ============

The accumulated other comprehensive income balances at June 30, 2004 and September 30, 2003 consisted of the following:

                                                    June 30,     September 30,
                                                      2004           2003
                                                   ----------     ----------
Foreign currency translation adjustment            $ 784,178      $ 314,985
Unrealized loss on derivatives                       (94,086)      (216,730)
Unrealized loss on securities                        (89,048)        (6,555)
                                                   ----------     ---------
Accumulated other comprehensive income             $ 601,044      $  91,700
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

The Company evaluates performance and allocates resources based on, among other things, the net profit or loss for each segment, excluding intersegment sales and profits. Segment information for the three month and nine month periods ended June 30, 2004 and 2003 was as follows:

Three Months Ended
June 30, 2004           U.S.       Europe      Other     Consolid.    Totals
----------------     ----------  ----------  ---------  ----------   -------

Net sales to
 external customers $ 9,819,000  $3,681,000 $   73,000  $    -     $13,573,000
Intersegment
 net sales            1,364,000       -      1,322,000  (2,686,000)      -
Net income (loss)      (471,000)    116,000   (109,000)     39,000    (425,000)
Total assets         28,943,000  10,537,000  3,657,000  (2,979,000) 40,158,000

Three Months Ended
June 30, 2003           U.S.       Europe      Other     Consolid.    Totals
-----------------    ----------  ----------  ---------  ----------   -------

Net sales to
 external customers $ 9,358,000  $3,321,000 $  372,000 $     -    $13,051,000
Intersegment
 net sales            1,534,000       -        928,000 (2,462,000)      -
Net income (loss)       204,000      48,000   (190,000)   (32,000)     30,000
Total assets         32,441,000   9,169,000  3,725,000 (4,013,000) 41,322,000

Nine Months Ended
June 30, 2004           U.S.       Europe      Other     Consolid.    Totals
----------------     ----------  ----------  ---------  ----------   -------

Net sales to
 external customers $26,937,000 $12,876,000 $  332,000 $     -    $40,145,000
Intersegment
 net sales            3,546,000       -      5,238,000 (8,784,000)      -
Net income (loss)    (1,854,000)    760,000   (100,000)   (10,000) (1,204,000)
Total assets         28,943,000  10,537,000  3,657,000 (2,979,000) 40,158,000

Nine Months Ended
June 30, 2003           U.S.       Europe      Other     Consolid.    Totals
----------------     ----------  ----------  ---------  ----------   -------

Net sales to
 external customers $25,572,000 $11,413,000 $1,166,000 $     -    $38,151,000
Intersegment
 net sales            4,590,000       -      2,195,000 (6,785,000)      -
Net income (loss)    (3,197,000)    408,000   (509,000)(1,478,000) (4,776,000)
Total assets         32,441,000   9,169,000  3,725,000 (4,013,000) 41,322,000

The consolidating segment information above includes the elimination and consolidation of intersegment transactions.

Note 7:   Derivative Instruments
--------------------------------

At June 30, 2004, the Company had interest rate swaps and forward exchange contracts outstanding with notional amounts aggregating $1.8 million and $2.2 million, respectively, whose aggregate fair value was a liability of approximately $94,000. The change in the amount of the liability for these instruments is shown as a component of accumulated other comprehensive income.

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

In the Company's condensed consolidated financial statements, no compensation expense has been recognized for stock option grants issued under any of the Company's fixed stock option plans. Had compensation expense for stock option grants issued been determined under the fair value method of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share (EPS) for the three and nine month periods ended June 30, 2004 and 2003 would have been:


                                    Three Months            Nine Months
                                   Ended June 30,          Ended June 30,
                              ----------------------  ------------------------
                                 2004        2003         2004        2003
                                 ----        ----         ----        ----

Reported net loss             $  (424,937) $  30,011  $(1,203,910) $(4,776,346)
Stock-based compensation cost     (28,946)   (44,640)     (92,728)    (123,367)
                              -----------  ---------  -----------  -----------
Pro forma net loss            $  (453,883) $ (14,629) $(1,296,638) $(4,899,713)
                              ===========  =========  ===========  ===========

Reported basic and diluted EPS   $ (.09)     $ .01       $ (.26)      $(1.03)
Pro forma basic and diluted EPS  $ (.10)     $  -        $ (.28)      $(1.06)

Note 10:   Income Taxes
-----------------------

The components of income tax expense (benefit) for the periods indicated are as follows:

                               Three Months                 Nine Months
                              Ended June 30,               Ended June 30,
                          ----------------------      -----------------------
                             2004        2003            2004         2003
                             ----        ----            ----         ----
Federal:
 Current                  $    -      $   -           $    -      $ (225,000)
 Deferred                      -          -                -       1,853,957
                          ---------   ---------       ----------   ---------
                               -          -                -       1,628,957

State                          -          -               10,000       -
Foreign                      59,000      29,000          283,000     210,000
                          ---------   ---------       ----------   ---------

Total income tax expense  $  59,000   $  29,000       $  293,000  $1,838,957
                          =========   =========       ==========  ==========

In the second quarter ended March 31, 2003, the Company recognized a $2.1 million charge to provide a valuation allowance against its deferred tax assets due to the uncertainty of future realization. The establishment of such valuation allowance was determined to be appropriate during that period due to updated judgments of future results in light of the Company's operating losses in recent years and the inherent uncertainties of predicting future operating results in periods over which such net tax differences become deductible. Income tax expense for the nine months ended June 30, 2003 includes the recognition of an available tax effected net operating loss carryback of $225,000.


Note 11:   Contingencies
------------------------

The Company is one of several defendants in a patent infringement suit commenced by Lectrolarm Custom Systems, Inc. in May 2003 in the United States District Court for the Western District of Tennessee. The alleged infringement by the Company relates to its camera dome systems, which is a significant product line. Among other things, the suit seeks injunctive relief and unspecified damages. The Company and its outside patent counsel believe that the complaint against the Company is without merit. The Company is vigorously defending itself and it plans to present a joint defense with certain other named defendants. In addition, the Company is exploring the possibility of settlement with the plaintiff. The Company is unable to reasonably estimate a range of possible loss, if any, at this time. Although the Company believes that it has meritorious defenses to such claims, there is a possibility that an unfavorable outcome could ultimately occur that could result in a liability that is material to the Company's results of operations and financial position.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------


Results of Operations
---------------------
Three Months Ended June 30, 2004 Compared with June 30, 2003
------------------------------------------------------------


Net sales for the quarter ended June 30, 2004 increased $.5 million or 4% to $13.6 million compared with $13.1 million in the year ago period. Domestic sales decreased $.4 million or 4% to $8.1 million compared with $8.5 million in the year ago period. International sales for the quarter increased 19% to $5.5 million compared with $4.6 million in the year ago period. The backlog of unfilled orders was $6.2 million at June 30, 2004 compared with $7.4 million at September 30, 2003.

Gross profit margins for the third quarter of fiscal 2004 decreased to 36.9% compared with 40.3% in the year ago period. In the current quarter, the Company recognized a $316,000 charge for the phase out of a discontinued product line.

Operating expenses for the third quarter of fiscal 2004 increased to $5.4 million compared with $5.2 million in the year ago period due principally to increased foreign sales office costs. The Company continued to invest in new product development in the current quarter, incurring $1.2 million of engineering and development expenses compared with $1.3 million in the year ago period.

The Company incurred an operating loss of $359,000 in the third fiscal quarter of 2004 compared with an operating profit of $83,000 in the year ago period.

Interest expense decreased to $44,000 for the third quarter of fiscal 2004 compared with $52,000 in the year ago period principally as a result of the paydown of bank borrowings.

Income tax expense for the third quarter of fiscal 2004 was $59,000 compared with $29,000 in the year ago period relating principally to profits reported by the Company's European operations. In the prior fiscal year, the Company ceased recognition of a tax benefit on its U.S. operating losses due to the uncertainty of its future realization.

As a result of the foregoing, the Company incurred a net loss of $425,000 for the third quarter of fiscal 2004 compared with a net profit of $30,000 in the year ago period.

Results of Operations
---------------------
Nine Months Ended June 30, 2004 Compared with June 30, 2003
-----------------------------------------------------------


Net sales for the nine months ended June 30, 2004 increased $2.0 million or 5% to $40.1 million compared with $38.1 million in the year ago period. Domestic sales increased $.3 million or 1% to $23.2 million compared with $22.9 million in the year ago period. International sales increased $1.7 million or 11% to $16.9 million compared with $15.2 million in the year ago period.

Gross profit margins for the first nine months of fiscal 2004 increased to 38.3% compared with 36.2% in the year ago period. The margin increase was principally due to increased sales of the Company's digital video product line, which carries higher margins. The Company also experienced increased profit margins from its European based operations due to the effects of favorable exchange rate changes. Such margin increases were offset, in part, by an aggregate $498,000 charge for the phase out of discontinued product lines taken in the second and third quarters of fiscal 2004.

Operating expenses for the first nine months of fiscal 2004 increased to $16.3 million compared with $15.3 million in the year ago period principally as a result of increased selling costs and legal fees associated with the defense of a patent infringement suit. The Company continued to invest in new product development in the current year period, incurring $3.6 million of engineering and development expenses compared with $3.8 million in the year ago period.

The Company incurred an operating loss of $912,000 for the first nine months of 2004 compared with an operating loss of $1.5 million in the year ago period.

Interest expense decreased to $141,000 for the first nine months of fiscal 2004 compared with $184,000 in the year ago period principally as a result of the paydown of bank borrowings.

Income tax expense for the first nine months of fiscal 2004 was $293,000 compared with $1.8 million in the year ago period. In the nine month period ended June 30, 2003, the Company recognized a $1.9 million income tax charge to provide a valuation allowance against its deferred tax assets due to the uncertainty of future realization. The establishment of such valuation allowance was determined to be appropriate as a result of the Company's operating losses in recent years and the inherent uncertainties of predicting future operating results in periods over which such net tax differences become deductible. Income tax expense for the nine months ended June 30, 2003 includes the recognition of an available tax effected net operating loss carryback of $225,000. Income tax expense for the first nine months of fiscal 2004 and 2003 included $283,000 and $210,000, respectively, relating to profits reported by the Company's European operations.

During fiscal 2003, the Company completed its required goodwill impairment tests as of October 1, 2002 and determined that the carrying amount of its goodwill was impaired when tested pursuant to the requirements of the new standard. As a result, a goodwill impairment charge of $1.4 million was recognized effective October 1, 2002 as the cumulative effect of a change in accounting principle reflected in the nine months ended June 30, 2003.

As a result of the foregoing, the Company incurred a net loss of $1.2 million for the first nine months of fiscal 2004 compared with a net loss of $4.8 million in the year ago period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $2.0 million for the first nine months of fiscal 2004 due primarily to the receipt of a $1.8 million federal income tax refund. Net cash used in investing activities was $571,000 for the first nine months of fiscal 2004 relating to $468,000 of general capital expenditures and the purchase of $103,000 of marketable securities. Net cash used in financing activities was $366,000, which included $251,000 of scheduled repayments of bank mortgage loans and $152,000 of treasury stock repurchases. As a result of the foregoing, cash increased by $1.0 million for the first nine months of fiscal 2004 after the nominal effect of exchange rate changes on the cash position of the Company.

The Company had a $5 million secured revolving credit facility with a bank that expired in July 2004. At June 30, 2004 and September 30, 2003, there were no outstanding borrowings under this facility.

The Company also maintains a bank overdraft facility of one million Pounds Sterling (approximately $1,810,000) in the U.K. to support local working capital requirements of Vicon Industries Limited. This facility expires in March 2005 and at June 30, 2004 and September 30, 2003, there were no outstanding borrowings under this facility.

Current and long-term debt maturing in the remaining three months ended September 30, 2004 and in each of the subsequent fiscal years approximates $86,000 for the remaining three months ended September 30, 2004, $336,000 in 2005, $347,000 in 2006, $323,000 in 2007 and $1,740,000 in 2008.

The Company occupies certain facilities, or is contingently liable, under operating leases that expire at various dates through 2008. The leases, which cover periods from three to eight years, generally provide for renewal options at specified rental amounts. The aggregate operating lease commitment at June 30, 2004 was $355,000 with minimum rentals for the fiscal years shown as follows: for the remaining three months ended September 30, 2004 - $86,000; 2005
- $152,000;  2006 - $37,000; 2007 - $31,000; 2008 - $28,000; 2009 and thereafter
- $21,000.

The Company believes that it has sufficient cash to meet its anticipated operating, capital expenditures and debt service requirements for at least the next twelve months.

The Company is one of several defendants in a patent infringement suit commenced by Lectrolarm Custom Systems, Inc. in May 2003 in the United States District Court for the Western District of Tennessee. The alleged infringement by the Company relates to its camera dome systems, which is a significant product line. Among other things, the suit seeks injunctive relief and unspecified damages. The Company and its outside patent counsel believe that the complaint against the Company is without merit. The Company is vigorously defending itself and it plans to present a joint defense with certain other named defendants. In addition, the Company is exploring the possibility of settlement with the plaintiff. The Company is unable to reasonably estimate a range of possible loss, if any, at this time. Although the Company believes that it has meritorious defenses to such claims, there is a possibility that an unfavorable outcome could ultimately occur that could result in a liability that is material to the Company's results of operations and financial position.

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

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured. As it relates to product sales, revenue is generally recognized when products are sold and title is passed to the customer. Shipping and handling costs are included in cost of sales. Advance service billings under equipment maintenance agreements are deferred and recognized as revenues on a pro rata basis over the term of the service agreements. The Company evaluates multiple-element revenue arrangements for separate units of accounting pursuant to EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables", and follows appropriate revenue recognition policies for each separate unit. Elements are considered separate units of accounting provided that (i) the delivered item has stand-alone value to the customer, (ii) there is objective and reliable evidence of the fair value of the delivered item, and (iii) if a general right of return exists relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially within the control of the Company. As applied to the Company, under arrangements involving the sale of product and the provision of services, product sales are recognized as revenue when the products are sold and title is passed to the customer, and service revenue is recognized as services are performed. For products that include more than incidental software, and for separate licenses of the Company's software products, the Company recognizes revenue in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition", as amended.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

Statements in this Report on Form 10-Q and other statements made by the Company or its representatives that are not strictly historical facts including, without limitation, statements included herein under the captions "Results of Operations", "Liquidity and Capital Resources" and "Critical Accounting Policies" are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 that should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. The forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance and/or achievements of the Company to differ materially from any future results, performance or achievements, express or implied, by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, and that in light of the significant uncertainties inherent in forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company also assumes no obligation to update its forward-looking statements or to advise of changes in the assumptions and factors on which they are based.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. The Company has a policy that prohibits the use of currency derivatives or other financial instruments for trading or speculative purposes.

The Company enters into forward exchange contracts to hedge certain foreign currency exposures and minimize the effect of such fluctuations on reported earnings and cash flow (see Note 7 "Derivative Instruments" to the accompanying condensed consolidated financial statements). The Company's ongoing foreign currency exchange risks include intercompany sales of product and services between subsidiary companies operating in differing functional currencies. At June 30, 2004, substantially all of such foreign currency transactions have been hedged by forward exchange contracts.

At June 30, 2004, the Company had $1.8 million of outstanding floating rate bank debt which was covered by interest rate swap agreements that effectively convert the foregoing floating rate debt to stated fixed rates (see "Note 7. Long-Term Debt" to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2003). Thus, the Company has substantially no net interest rate exposures on these instruments. However, the Company had approximately $790,000 of floating rate bank debt that is subject to interest rate risk as it was not covered by interest rate swap agreements. The Company does not believe that a 10% fluctuation in interest rates would have a material effect on its consolidated financial position and results of operations.

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION
---------------------------

ITEM 1 - LEGAL PROCEEDINGS
------   -----------------

The Company is one of several defendants in a patent infringement suit commenced by Lectrolarm Custom Systems, Inc. in May 2003 in the United States District Court for the Western District of Tennessee. The alleged infringement by the Company relates to its camera dome systems, which is a significant product line. Among other things, the suit seeks injunctive relief and unspecified damages. The Company and its outside patent counsel believe that the complaint against the Company is without merit. The Company is vigorously defending itself and it plans to present a joint defense with certain other named defendants. In addition, the Company is exploring the possibility of settlement with the plaintiff. The Company is unable to reasonably estimate a range of possible loss, if any, at this time. Although the Company believes that it has meritorious defenses to such claims, there is a possibility that an unfavorable outcome could ultimately occur that could result in a liability that is material to the Company's results of operations and financial position.

ITEM 2 - CHANGES IN SECURITIES,  USE OF PROCEEDS AND ISSUER  PURCHASES OF EQUITY
------   -----------------------------------------------------------------------
SECURITIES
----------

On April 26, 2001, the Company announced that its Board of Directors authorized the repurchase of up to $1 million of shares of the Company's common stock, which represented approximately 9.8% of shares outstanding on the announcement date. The following table summarizes repurchases of common stock for the three month period ended June 30, 2004:

                        Total
                        Number       Average      Approximate Dollar Value
                      of Shares    Price Paid     of Shares that May Yet Be
     Period          Purchased (1)  per Share   Purchased Under the Program
     ------          -------------  ---------   ----------------------------

04/01/04-04/30/04          -             -                 704,353
05/01/04-05/31/04       10,000         4.42                660,149
06/01/04-06/30/04        6,900         5.00                625,649
                        ------        -----
      Total             16,900        $4.66
                        ======        =====


(1) All repurchases were executed in open market transactions.



ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
------   -------------------------------

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

The Company's annual meeting was held on May 26, 2004.

Proposal 1:  Election of Directors
----------------------------------

The following directors were elected by the votes indicated:

                                   For               Withheld
                                   ---               --------

Clifton H. W. Maloney           4,354,614             46,255
W. Gregory Robertson            4,358,814             42,055


The terms of the following directors continued after the meeting:

                         Kenneth M. Darby
                         Peter F. Neumann
                         Arthur D. Roche

Proposal 2:  Ratification of Appointment of Independent Auditors
----------------------------------------------------------------

The selection of auditors was approved by the votes indicated:

                 For          Against       Abstain
                 ---          -------       -------

              4,360,591        32,650        7,628


ITEM 5 - OTHER INFORMATION
------   -----------------

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

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

b)       Reports on Form 8-K
         -------------------

          On May 19, 2004, the Company filed a Current Report on Form 8-K filing its press release announcing the Company's financial results for the quarter ended March 31, 2004.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



VICON INDUSTRIES, INC.





August 16, 2004




/s/ Kenneth M. Darby                       /s/ John M. Badke
--------------------                       --------------------
Kenneth M. Darby                           John M. Badke
Chairman and                               Senior Vice President, Finance
Chief Executive Officer                    Chief Financial Officer