Form 10-K
period 2004-09-30
VICON INDUSTRIES INC /NY/
filed 2005-01-11
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                    ---------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended:
September 30, 2004                               Commission File No.   1-7939
----------------------------------------------                       -----------


                             VICON INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            NEW YORK                                        11-2160665
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          identification No.)

89 Arkay Drive, Hauppauge, New York                                   11788
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:            (631) 952-2288
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

                               Yes            No   X
                                   -------      -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                               Yes            No   X
                                   -------      -------

The aggregate market value of voting and non-voting Common Stock held by non-affiliates of the registrant based upon the closing price of $4.68 per share as of March 31, 2004 was approximately $12,638,000.

The number of shares outstanding of the registrant's Common Stock as of December 15, 2004 was 4,562,429.

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

The Company operates within the electronic protection segment of the security industry that includes, among others: fire and burglar alarm systems, access control, video systems and asset protection. The U.S. security industry consists of thousands of individuals and businesses (exclusive of public sector law enforcement) that provide products and services for the protection and monitoring of life, property and information. The security industry includes fire and burglar alarm systems, access control, video systems, asset protection, guard services and equipment, locks, safes, armored vehicles, security fencing, private investigations, biometric systems and others. The Company's products are typically used for crime deterrence, visual documentation, observation of inaccessible or hazardous areas, enhancing safety, managing liability, obtaining cost savings (such as lower insurance premiums), managing control systems and improving the efficiency and effectiveness of personnel. The Company's products are used in, among others, office buildings, manufacturing plants, apartment complexes, retail stores, government facilities, airports, transportation operations, prisons, casinos, hotels, sports arenas, health care facilities and financial institutions.

Products
--------

The Company's product line consists of approximately 700 products, of which about half represent model variations. The Company's product line consists of various elements of a video system, including network video servers and related video management software, analog and IP cameras, digital recorders, display units (monitors), matrix switching equipment for video distribution, robotic camera dome systems, system controls, and consoles for system assembly. The Company provides a full line of products due to the many varied climatic and operational environments in which the products are expected to perform. In addition to selling from a standard catalog line, the Company at times produces to specification or will modify an existing product to meet a customer's requirements.

The Company's products range in price from a simple camera mounting bracket to several hundred thousand dollars (depending upon configuration) for a large digital control, transmission, recording, storage and video matrix switching system.

Marketing
---------

The Company's marketing emphasizes engineered video system solutions which includes system design, project management, technical training and support. The Company promotes and markets its products through industry trade shows worldwide, product brochures and catalogues, direct marketing and electronic mailings to existing and prospective customers, product videos, website promotions, in-house training seminars for customers and end users, road shows which preview new systems and system components, and advertising through trade and end user magazines and the Company's web site (www.vicon-cctv.com). The Company's products are sold principally to over 1,000 independent dealers, system integrators and distributors. Sales are made principally by field sales engineers and inside customer service representatives. The Company's sales effort is supported by in-house customer service coordinators and technical support groups which provide product information, application engineering, design detail, field project management, and hardware and software technical support.

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

The Company's principal sales offices are located in Hauppauge, New York; Fareham, England; Zaventem, Belgium; and Neumunster, Germany.

International Sales
-------------------

The Company sells its products in Europe and the Middle East through its U.K. based subsidiary and elsewhere outside the U.S. principally by direct export from its U.S. based parent company. In October 2004, the Company acquired all of the operating assets of Videotronic Infosystems GmbH, a 30-year old German based video system supplier, to expand its presence into the sizable German video security market. The Company has a few territorial exclusivity agreements with customers but primarily uses a wide range of installation companies and distributors in international markets. In Australia, Japan and Norway, the Company permits independent sales representatives to use the Company's name for marketing purposes.

Direct export sales and sales from the Company's foreign subsidiaries amounted to $22.3 million, $21.1 million and $18.3 million or 42%, 41% and 34% of consolidated net sales in fiscal years 2004, 2003, and 2002, respectively. The Company's principal foreign markets are Europe, the Middle East and the Pacific Rim, which together accounted for approximately 85 percent of international sales in fiscal 2004.

Competition
-----------

The Company operates in a highly competitive marketplace both domestically and internationally. The Company competes by providing high-end video systems and system components that incorporate broad capability together with high levels of customer service and technical support. Generally, the Company does not compete based on price alone.

The Company's principal engineered video systems competitors include the following companies or their affiliates: Matsushita (Panasonic), Pelco Sales Company, Bosch Security Systems, Inc., Sensormatic Electronics Corp. division of Tyco International, GE Security Systems and Honeywell Security Systems. Many additional companies, both domestic and international, produce products that compete against one or more of the Company's system components. In addition, many consumer video electronic companies or their affiliates, including Matsushita Electric Corp. (Panasonic), Mitsubishi Electric Corporation, Sanyo Electric Co., Ltd. and Sony Corporation, compete with the Company for the sale of video products and systems. Almost all of the Company's principal competitors are larger companies whose financial resources and scope of operations are substantially greater than the Company's.

Engineering and Development
---------------------------

The Company's engineering and development is focused on new and improved video systems and system components. In recent years, the trend of product development and demand within the video security and surveillance market has been toward the application of digital video technology, specifically the compression, transmission, storage, manipulation, imaging and display of digital video. As the demands of the Company's target market segment require the Company to keep pace with changes in technology, the Company has focused its engineering effort in these developing areas. During the past three years, the Company substantially increased its product development expenditures to meet the accelerating market shift to network capable (digital) video systems.
Development projects are chosen and prioritized based on direct customer feedback, the Company's analysis as to the needs of the marketplace, anticipated technological advances and market research.

At September 30, 2004, the Company employed a total of 50 engineers in the following areas: software development, mechanical design, manufacturing/testing and electrical and circuit design. Engineering and development expense amounted to approximately 9%, 9% and 8% of net sales in fiscal 2004, 2003 and 2002, respectively.

Source and Availability of Raw Materials
----------------------------------------

The Company relies upon independent manufacturers and suppliers to manufacture and assemble certain of its proprietary products and expects to continue to rely on such entities in the future. The Company's relationships with independent manufacturers, assemblers and suppliers are not covered by formal contractual agreements.

Raw materials and components purchased by the Company and its suppliers are generally readily available in the market, subject to market lead times at the time of order. The Company is not dependent upon any single source for a significant amount of its raw materials or components.

Intellectual Property
---------------------

The Company owns, and has pending, a limited number of design and utility patents expiring at various times. The Company owns certain trademarks and several other trademark applications are pending both in the United States and in Europe. Most of the Company's key products employ proprietary software which is protected by copyright. The Company considers its software products to be unique and is a principal element in the differentiation of the Company's products from its competition. However, the laws of certain foreign countries do not protect intellectual property rights to the same extent or in the same manner as the laws of the U.S. The Company has no licenses, franchises or concessions with respect to any of its products or business dealings. The Company does not deem the limited number of its patents or its lack of licenses, franchises and concessions to be of substantial significance. However, the Company is a defendant in a patent infringement suit as discussed in "Item 3 - Legal Proceedings", the outcome of which could possibly have a material effect on the Company's business.

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

Backlog
-------

The backlog of orders believed to be firm as of September 30, 2004 and 2003 was approximately $4.7 million and $7.4 million, respectively. Orders are generally cancelable without penalty at the option of the customer. The Company prefers that its backlog of orders not exceed its ability to fulfill such orders on a timely basis, since experience shows that long delivery schedules only encourage the Company's customers to look elsewhere for product availability.

Employees
---------

At September 30, 2004, the Company employed 219 full-time employees, of whom 8 are officers, 43 are in administration, 81 are in sales and technical service capacities, 50 are in engineering and 38 are production employees. At September 30, 2003, the Company employed 215 persons. There are no collective bargaining agreements with any of the Company's employees and the Company considers its relations with its employees to be good.

ITEM 2 - PROPERTIES
-------------------

The Company principally operates from an 80,000 square-foot facility located at 89 Arkay Drive, Hauppauge, New York, which it owns. The Company also owns a 14,000 square-foot sales, service and warehouse facility in southern England which services the U.K., Europe and the Middle East. In addition, the Company operates under leases from offices in Manchester, England; Zaventem, Belgium; Yavne, Israel; and Neumunster, Germany.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None



                                     PART II
                                     -------

     ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER
     ----------------------------------------------------------------------
                MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
                -------------------------------------------------

The Company's stock is traded on the American Stock Exchange (AMEX) under the symbol (VII). The following table sets forth for the periods indicated, the range of high and low prices for the Company's Common Stock on AMEX:

          Quarter
           Ended            High        Low
           -----            ----        ---

          Fiscal 2004
          -----------
          December          4.74        3.90
          March             5.25        4.53
          June             11.49        4.00
          September         5.15        4.47

          Fiscal 2003
          -----------
          December          3.90        2.40
          March             3.55        2.79
          June              3.55        2.44
          September         4.60        3.15




The last sale price of the Company's Common Stock on December 15, 2004 as reported on AMEX was $4.98 per share. As of December 15, 2004, there were approximately 206 shareholders of record.

The Company has never declared or paid cash dividends on its Common Stock and anticipates that any earnings in the foreseeable future will be retained to finance the growth and development of its business.

On April 26, 2001, the Company announced that its Board of Directors authorized the repurchase of up to $1 million of shares of the Company's common stock, which represented approximately 9.8% of shares outstanding on the announcement date. The following table summarizes repurchases of common stock for the three month period ended September 30, 2004:

                        Total
                        Number       Average      Approximate Dollar Value
                      of Shares    Price Paid     of Shares that May Yet Be
     Period          Purchased (1)  per Share   Purchased Under the Program
     ------          -------------  ---------   ----------------------------

07/01/04-07/31/04       20,300        $4.88               $526,629
08/01/04-08/31/04        3,700        $4.71               $509,209
09/01/04-09/30/04        6,100        $4.69               $480,598
                        ------        -----
      Total             30,100        $4.82
                        ======        =====


(1) All repurchases were executed in open market transactions.





ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------


FISCAL YEAR                     2004      2003        2002      2001      2000
                                ----      ----        ----      ----      ----

                                      (in thousands, except per share data)

Net sales                     $53,533   $51,954     $54,168   $65,365   $74,624
Gross profit                   19,711    19,091      18,218    21,686    23,054
Operating income (loss)        (2,226)   (1,677)     (2,180)     (418)    1,993
Income (loss) before
  income taxes                 (2,210)   (1,739)     (2,349)    2,307     1,589
Net income (loss) (1)          (2,691)   (4,874)     (1,579)    1,497       961
Earnings (loss) per share (1):
  Basic                          (.59)    (1.05)       (.34)      .32       .21
  Diluted                        (.59)    (1.05)       (.34)      .32       .21
Total assets                   38,867    41,893      47,426    51,916    53,918
Long-term debt                  2,410     2,732       3,040     3,498     7,090
Working capital                22,793    25,333      27,827    30,005    33,365
Property, plant and
  equipment (net)               7,090     7,286       7,666     8,139     8,502





(1) Fiscal 2003 includes the effects of the Company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", on October 1, 2002.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

RESULTS OF OPERATIONS
---------------------

Fiscal Year 2004 Compared with 2003
-----------------------------------

Net sales for 2004 increased $1.5 million or 3% to $53.5 million compared with $52.0 million in 2003. Domestic sales increased $.3 million or 1% to $31.2 million compared with $30.9 million in 2003. International sales increased $1.2 million or 6% to $22.3 million compared with $21.1 million in 2003. The increase in international sales was due principally to the effects of favorable exchange rate changes as the British pound and Eurodollar strengthened against the U.S. dollar in the current year. The backlog of unfilled orders was $4.7 million at September 30, 2004 compared with $7.4 million at September 30, 2003.

Gross profit margins for 2004 remained relatively unchanged from 2003 levels at 36.8%. In the current year, the Company recognized $1.1 million of charges for the phase out of discontinued product lines with the introductions of the Company's new network video servers/recorders and dome camera product lines. Such inventory provisions were largely offset by increased profit margins from the Company's European based operations due to the effects of favorable exchange rate changes.

Operating expenses for 2004 were $21.9 million or 41.0% of net sales compared with $20.8 million or 40.0% of net sales in 2003 principally as a result of increased foreign sales office costs largely due to unfavorable currency translation and legal fees associated with the defense of a patent infringement suit. The Company continued to invest in new product development in 2004, incurring $4.9 million of engineering and development expenses, virtually unchanged from 2003 levels. Prior year operating expenses included a performance based compensation charge of $620,000 associated with the introduction of the Company's new digital video product line.

The Company incurred an operating loss of $2.2 million in 2004 compared with a loss of $1.7 million in 2003.

Interest expense decreased $54,000 to $187,000 for 2004 compared with $241,000 in 2003 principally as a result of the paydown of bank borrowings.

Income tax expense for fiscal 2004 was $481,000 compared with $1.8 million in 2003. In fiscal 2003, the Company recognized a $1.9 million income tax charge to provide a valuation allowance against its deferred tax assets due to the uncertainty of future realization. Such charge was reduced by the recognition of an available tax effected net operating loss carryback of $225,000. Income tax expense for fiscal 2004 and 2003 included $469,000 and $249,000, respectively, relating to taxes on profits reported by the Company's European operations.

During the six months ended March 31, 2003, the Company completed its required goodwill impairment tests as of October 1, 2002 and determined that the entire carrying amount of goodwill was impaired when tested pursuant to the requirements of a new accounting standard. As a result, a goodwill impairment charge of $1.4 million was recognized as the cumulative effect of a change in accounting principle for 2003.

As a result of the foregoing, the Company incurred a net loss of $2.7 million in 2004 compared with a net loss of $4.9 million in 2003.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------


RESULTS OF OPERATIONS
---------------------

Fiscal Year 2003 Compared with 2002
-----------------------------------

Net sales for 2003 decreased $2.2 million or 4% to $52.0 million compared with $54.2 million in 2002. Domestic sales decreased $5.0 million or 14% to $30.9 million compared with $35.9 million in 2002. Such decrease was due principally to the current year slowdown in the U.S. economy and a reorganization of the Company's domestic sales force to properly sell its new digital (network) video products. International sales increased $2.8 million or 15% to $21.1 million compared with $18.3 million in 2002. The increase was due in part to the effects of favorable exchange rate changes as the British pound and Eurodollar strengthened against the U.S. dollar in the current year. The Company's European based operations further experienced an increase in large system orders in the 2003 fiscal year.

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

Operating expenses for 2003 were $20.8 million or 40.0% of net sales compared with $20.4 million or 37.7% of net sales in 2002. The Company continued to invest in new product development in 2003, incurring $4.9 million of engineering and development expenses compared with $4.4 million in 2002. Fiscal 2003 operating expenses included a performance based compensation charge of $620,000 associated with the introduction of the Company's new digital video product line.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities was $1.4 million for 2004 due primarily to the receipt of a $1.8 million federal income tax refund. The net loss of $2.7 million for the period was offset by $1.0 million of non-cash charges for depreciation and amortization and a $1.7 million reduction in accounts receivable. Net cash provided by investing activities was $435,000 for 2004 relating to a reduction in marketable securities of $1.2 million, offset in part by $730,000 of general capital expenditures. Net cash used in financing activities was $585,000 in 2004, which included $325,000 of scheduled repayments of bank mortgage loans and $299,000 of stock repurchases. As a result of the foregoing, cash increased by $1.2 million for 2004 after the effect of exchange rate changes on the cash position of the Company.

The Company had a $5 million secured revolving credit facility with a bank that expired in July 2004 without renewal. At September 30, 2003 through expiration of this facility, there were no outstanding borrowings under this facility.

The Company's European based subsidiary maintains a bank overdraft facility that provides for maximum borrowings of 1 million Pounds Sterling (approximately $1,810,000) to support its local working capital requirements. This facility expires in March 2005. At September 30, 2004, there were no outstanding borrowings under this facility.

The following is a summary of the Company's long-term debt and material lease obligations as of September 30, 2004:

              Debt                 Lease
Year       Repayments           Commitments         Total
----       ----------           -----------         -----
2005       $  349,000             $294,000       $  643,000
2006          347,000              276,000          623,000
2007          323,000              227,000          550,000
2008        1,740,000               32,000        1,772,000

The Company believes that it has sufficient cash to meet its anticipated operating, capital expenditures and debt service requirements for at least the next twelve months. The Company has incurred operating losses in recent periods which, if continued, could limit the Company's ability to secure additional bank financing if needed.

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

The Company's ability to recover the reported amounts of deferred income tax assets is dependent upon its ability to generate sufficient taxable income during the periods over which net temporary tax differences become deductible. In fiscal 2003, the Company recognized a $1.9 million charge to provide a valuation allowance against its deferred tax assets due to the uncertainty of future realization. The establishment of such valuation allowance was determined to be appropriate during that period due to updated judgments in light of the Company's operating losses in current and past years and the inherent uncertainties of predicting future operating results in periods over which such net tax differences become deductible. The Company plans to provide a full valuation allowance against its deferred tax assets until such time that it can achieve a sustained level of profitability or other positive evidence arises that would demonstrate an ability to recover such assets.

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

Sales by the Company's U.K. based subsidiary to customers in Europe and the Middle East are made in British Pounds Sterling (Pounds) or Eurodollars (Euros). In fiscal 2004, approximately $4.7 million of products were sold by the Company to its U.K. based subsidiary for resale. The Company attempts to minimize its currency exposure on intercompany sales through the purchase of forward exchange contracts.

The Company's Israeli based subsidiary incurs Shekel based operating expenses which are funded by the Company in U.S. dollars. In past years, the Company had purchased forward exchange contracts to minimize its currency exposure on these expenses during periods of favorable fluctuating exchange rates.

As of September 30, 2004, the Company had forward exchange contracts outstanding with notional amounts aggregating $2.3 million. The Company also attempts to reduce the impact of an unfavorable exchange rate condition through cost reductions from its suppliers and shifting product sourcing to suppliers transacting in more stable and favorable currencies.

In general, the Company seeks lower costs from suppliers and enters into forward exchange contracts to mitigate short-term exchange rate exposures. However, there can be no assurance that such steps will be effective in limiting long-term foreign currency exposure.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

Market Risk Factors
-------------------

The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. The Company has a policy that prohibits the use of currency derivatives or other financial instruments for trading or speculative purposes.

The Company enters into forward exchange contracts to hedge certain foreign currency exposures and minimize the effect of such fluctuations on reported earnings and cash flow (see "Foreign Currency Activity", Note 1 "Derivative Instruments" and "Fair Value of Financial Instruments" to the accompanying financial statements). At September 30, 2004, the Company's foreign currency exchange risks included an aggregate $2.4 million of intercompany account balances between the Company and its subsidiaries, which are short term and will be settled in fiscal 2005. The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant.

At September 30, 2004, a 10% strengthening or weakening of the U.S. dollar versus the British Pound would result in a $237,000 decrease or increase, respectively, in the intercompany accounts receivable balance. Such foreign currency exchange risk at September 30, 2004 has been substantially hedged by forward exchange contracts.

At September 30, 2004, the Company had $1.7 million of outstanding floating rate bank debt which was covered by an interest rate swap agreement that effectively converts the foregoing floating rate debt to stated fixed rates (see "Note 6. Long-Term Debt" to the accompanying financial statements). Thus, the Company has substantially no net interest rate exposures on these instruments. However, the Company had approximately $776,000 of floating rate bank debt that is subject to interest rate risk as it was not covered by an interest rate swap agreement. The Company does not believe that a 10% fluctuation in interest rates would have a material effect on its consolidated financial position and results of operations.

Related Party Transactions
--------------------------

Refer to Item 13 and "Note 14. Related Party Transactions" to the accompanying financial statements.

Inflation
---------

The impact of inflation on the Company has been minimal in recent years as the rate of inflation remains low. However, inflation continues to increase costs to the Company. As operating expenses and production costs increase, the Company principally seeks to increase sales and lower its product cost where possible.

 "Safe Harbor" Statement under the Private Securities Litigation Reform Act of
--------------------------------------------------------------------------------
                                      1995
                                      ----

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

The information in response to this Item has been previously reported in the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2004.

ITEM 9A - CONTROLS AND PROCEDURES
---------------------------------

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls
----------------------------

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the fiscal year ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

Limitations on the Effectiveness of Controls
--------------------------------------------

The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
                                     - 14 -

ITEM 9B - OTHER INFORMATION
---------------------------

None.

                                    PART III
                                    --------

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The Executive Officers and Directors of the Company are as follows:

           Name              Age                    Position
           ----              ---                    --------
      Kenneth M. Darby        58       Chairman of the Board, President and
                                         Chief Executive Officer
      Thomas Finstein         47       Executive Vice President, Products
                                         and Operations
      John M. Badke           45       Senior Vice President, Finance and
                                         Chief Financial Officer
      Peter A. Horn           49       Vice President, Operations
      Bret M. McGowan         39       Vice President, Marketing
      Yacov A. Pshtissky      53       Vice President,Technology and Development
      John F. Whiteman, Jr.   46       Vice President, Sales
      Joan L. Wolf            50       Executive Administrator and
                                         Corporate Secretary
      Christopher J. Wall     51       Managing Director, Vicon Industries Ltd.
      Yigal Abiri             55       General Manager, Vicon Systems Ltd.
      Clifton H.W. Maloney    67       Director
      Peter F. Neumann        70       Director
      W. Gregory Robertson    61       Director
      Arthur D. Roche         66       Director


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

Thomas Finstein - Executive Vice President, Products and Operations. Mr. Finstein joined the Company in May 2004 as Executive Vice President, Products and Operations. Prior to joining the Company, Mr. Finstein served as President and CEO of ProAct Technologies, an HR and Benefits Software Solutions Company with whom he was employed from October 2001 until May 2004. Prior to that, he served as Vice President and General Manager of Hyperion Solutions, a Business Intelligence Software Solutions Company with whom he was employed from January 1996 until October 2001.

John M. Badke - Senior Vice President, Finance and Chief Financial Officer. Mr. Badke has been Senior Vice President, Finance since May 2004 and Chief Financial Officer since December 1999. Previously, he was Vice President, Finance since October 1998 and served as Controller since joining the Company in 1992. Prior to joining the Company, Mr. Badke was Controller for NEK Cable, Inc. and an audit manager with the international accounting firms of Arthur Andersen & Co. and Peat Marwick Main & Co.

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

Christopher J. Wall - Managing Director, Vicon Industries, Ltd. Mr Wall has been Managing Director, Vicon Industries, Ltd. since February 1996. Previously he served as Financial Director, Vicon Industries, Ltd. since joining the Company in 1989. Prior to joining the Company he held a variety of senior financial positions within Westland plc, a UK aerospace company.

Yigal Abiri - General  Manager,  Vicon  Systems  Ltd. Mr. Abiri has been General
Manager, Vicon Systems Ltd. since joining the Company in August 1999. Previously, he served as President of QSR, Ltd., a developer and manufacturer of remote video surveillance equipment.

Clifton H.W. Maloney - Director. Mr. Maloney has been a director of the Company since May 2004. Mr. Maloney is the President of C.H.W. Maloney & Co., Inc., a private investment firm that he founded in 1981. From 1974 to 1984, he was a Vice President in investment banking at Goldman, Sachs & Co. Mr. Maloney is a Director of Interpool, Inc., Chromium Industries, Inc. and The Wall Street Fund. His current term on the Board ends in May 2007.

Peter F. Neumann - Director. Mr. Neumann has been a director of the Company since 1987. He is the retired President of Flynn-Neumann Agency, Inc., an insurance brokerage firm. Mr. Neumann's current term on the Board ends in May 2006.

W. Gregory Robertson - Director. Mr. Robertson has been a director of the Company since 1991. He is President of TM Capital Corporation, a financial services company which he founded in 1989. From 1985 to 1989, he was employed by Thomson McKinnon Securities, Inc. as head of investment banking and public finance. Mr. Robertson's current term on the Board ends in May 2007.

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

Code of Ethics
--------------

The Company has adopted a Code of Ethics that applies to all its employees, including its chief executive officer, chief financial and accounting officer, controller, and any persons performing similar functions. Such Code of Ethics is published on the Company's internet website (www.vicon-cctv.com).

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended September 30, 2004 and certain written representations that no Form 5 is required, no person who, at any time during the year ended September 30, 2004 was a director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the year ended September 30, 2004, except that a director and three officers each filed one late report on Form 3 as to their director and officer appointments, respectively, and as to grants of stock options to such individuals.

ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during 2004, 2003 and 2002 by the Chief Executive Officer and the Company's most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during any such year.

                                           SUMMARY COMPENSATION TABLE
                                           --------------------------

                                                                        Long-Term Compensation
                                                                        ----------------------
                                       Annual Compensation                Awards         Payouts
                                       -------------------                ------         -------
                                                     Other                                     All
                                                     Annual  Restricted  Securities           Other
Name and                                             Compen-   Stock     Underlying   LTIP   Compen-
Principal Position      Year  Salary     Bonus       sation    Award     Options (#) Payouts sation
------------------      ----  -------   -------      ------  ----------  ----------- ------- ------
Kenneth M. Darby        2004  $310,000  $ 75,000 (1)    -        -            -         -       -
 Chairman and           2003   310,000    75,000 (1)    -        -         100,000      -       -
  Chief Executive       2002   310,000    75,000 (1)    -        -            -         -       -
   Officer

Thomas Finstein         2004  $ 90,000  $ 20,000 (2)    -        -          20,000      -       -
 Executive              2003      -         -           -        -            -         -       -
  Vice President        2002      -         -           -        -            -         -       -

John M. Badke           2004  $152,000  $ 35,000 (1)    -        -            -         -       -
 Senior Vice President  2003  $145,000  $ 35,000 (1)    -        -          25,000      -       -
  and Chief Financial   2002  $140,000  $ 35,000 (1)    -        -          16,000      -       -
   Officer

Christopher J. Wall     2004  $148,000  $113,000 (3)    -        -            -         -       -
 Managing Director      2003  $129,000  $ 89,000 (3)    -        -          20,000      -       -
  Vicon Industries Ltd. 2002  $115,000  $ 27,000 (3)    -        -            -         -       -

Yigal Abiri             2004  $160,000      -           -        -            -         -   $ 66,946 (5)
 General Manager        2003  $125,000  $ 25,000 (4)    -        -          10,000      -   $620,000 (6)
  Vicon Systems Ltd.    2002  $125,000      -           -        -            -         -       -



(1) Represents cash bonus approved by the Board of Directors upon the recommendation of its Compensation Committee.

(2)    Represents an incentive sign-on bonus.

(3) Represents sales and profit related bonus based on financial results of Vicon Industries, Ltd.

(4)    Represents discretionary bonus.

(5) Represents $43,938 of severance pay paid into a management insurance policy and $23,008 paid as compensation for accrued vacation.

(6) Represents performance based compensation associated with the introduction of the Company's new digital video product line.

OPTION GRANTS IN LAST FISCAL YEAR
---------------------------------

                                Individual Grants
                                -----------------
                                                                Potential Realizable
                                                                  Value at Assumed
                                                                Annual Rates of Stock
                            % of Total                            Price Appreciation
                  No. of    Granted to    Exercise                  for Option Term
                 Options    Employees in    Price    Expiration
Name             Granted    Fiscal Year   Per Share     Date          5%          10%
-------------    -------   -------------  ---------- -----------   --------    -----------
Thomas Finstein   20,000        57.1%        5.40       5/10       $36,730     $ 83,329



Options granted in the year ended September 30, 2004 were issued under the 2002 Incentive Stock Option Plan and are exercisable as follows: up to 30% of the shares on the second anniversary of the grant date, an additional 30% of the shares on the third anniversary of the grant date, and the balance of the shares on the fourth anniversary of the grant date, except that no option is exercisable after the expiration of six years from the date of grant.


               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
               -----------------------------------------------
                        AND FISCAL YEAR-END OPTION VALUES
                        ---------------------------------

                                                   At September 30, 2004
                                                   ---------------------
                                                 Number of
                                                 Securities       Value of
                                                 Underlying      Unexercised
                                                Unexercised     In-the-money
                                                  Options        Options (2)
                                                  -------        -----------
                     Shares
                    Acquired       Value        Exercisable/    Exercisable/
     Name          On Exercise  Realized (1)   Unexercisable   Unexercisable
----------------   -----------  ------------   -------------   -------------


Kenneth M. Darby       -0-          -0-        28,356/93,183  $38,852/$126,226
Thomas Finstein        -0-          -0-          -0- /20,000      -0-/-0-
John M. Badke          -0-          -0-        15,911/27,450   25,929/40,043
Christopher J. Wall    -0-          -0-          -0- /20,000      -0-/26,500
Yigal Abiri            -0-          -0-        22,000/18,000   21,480/21,820

(1) Calculated based on the difference between the closing quoted market prices per share at the dates of exercise and the exercise prices.

(2) Calculated based on the difference between the closing quoted market price($4.70) and the exercise price.

Employment Agreements
---------------------

Mr. Darby is a party to an employment agreement with the Company that provides for an annual salary of $310,000 through fiscal year 2005. Messrs. Finstein and Badke are parties to employment agreements that provide for annual salaries of $225,000 and $150,000, respectively, through fiscal year 2006. Each of these agreements provide for payment in an amount up to three times the average annual compensation for the previous five years if there is a change in control of the Company without Board of Director approval. Messrs. Wall and Abiri are parties to employment agreements that provide for annual salaries of $172,000 and $160,000, respectively, through fiscal year 2005. Mr. Wall's agreement was executed in November 2004, the terms of which are disclosed in Item 15(a)(3). In addition, the agreements provide for severance benefits of $620,000, $112,500 and $300,000 for Messrs. Darby, Finstein and Badke, respectively, under certain occurrences.

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

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

The Compensation Committee of the Board of Directors consists of Messrs. Maloney, Neumann, Robertson and Roche, none of whom has ever been an officer of the Company except for Mr. Roche, who served as Executive Vice President from August 1993 until his retirement in November 1999.

                       Board Compensation Committee Report
                       -----------------------------------

The Compensation Committee's compensation policies applicable to the Company's officers for 2004 were to pay a competitive market price for the services of such officers, taking into account the overall performance and financial capabilities of the Company and the officer's individual level of performance.

Mr. Darby makes recommendations to the Compensation Committee as to the base salary and incentive compensation of all officers other than himself. The Committee reviews these recommendations with Mr. Darby and, after such review, determines compensation. In the case of Mr. Darby, the Compensation Committee makes its determination after direct negotiation with him. For each officer, the committee's determinations are based on its conclusions concerning each officer's performance and comparable compensation levels for similarly situated officers at comparable companies. The overall level of performance of the Company is taken into account but is not specifically related to the base salary of these officers. Also, the Company has established an incentive compensation plan for certain officers, which provides for a specified bonus upon the Company's achievement of certain annual sales and profitability targets.

The Compensation Committee grants options to officers to link compensation to the performance of the Company. Options are exercisable in the future at the fair market value at the time of grant, so that an officer granted an option is rewarded by the increase in the price of the Company's stock. The committee grants options to officers based on significant contributions of such officer to the performance of the Company. In addition, in determining Mr. Darby's salary and bonus for service as Chief Executive Officer, the committee considers the responsibility assumed by him in formulating, implementing and managing the operational and strategic objectives of the Company.

This graph compares the return of $100 invested in the Company's stock on October 1, 1999, with the return on the same investment in the AMEX U.S. Market Index and the AMEX Technology Index.












    (The following table was represented by a chart in the printed material)




                       Vicon                AMEX U.S.       AMEX Technology
Date               Industries, Inc.       Market Index            Index
----               ----------------       ------------      ---------------

10/01/99                100                    100                 100
10/01/00                 46                    123                 117
10/01/01                 49                     89                  95
10/01/02                 44                     78                  59
10/01/03                 59                    100                  85
10/01/04                 67                    116                  96

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The following table sets forth the beneficial ownership of the Company's Common Stock as of December 15, 2004 by (i) those persons known by the Company to be beneficial owners of more than 5% of the Company's outstanding Common Stock;
(ii) each current  executive  officer named in the Summary  Compensation  Table;
(iii) each director; and (iv) all directors and executive officers as a group.

   Name and Address                   Number of Shares
   of Beneficial Owner                Beneficially Owned (1)       % of Class
   -------------------                ----------------------       ----------
   CBC Co., Ltd.
    and affiliates
   2-15-13 Tsukishima
   Chuo-ku
   Tokyo, Japan 104                        543,715                     11.3%

   Al Frank Asset Management, Inc.
   32392 Coast Highway, Suite 260
   Laguna Beach, CA 92651                  291,995 (10)                 6.1%

   Dimensional Fund Advisors
   1299 Ocean Avenue
   Santa Monica, CA 90401                  273,200 (11)                 5.7%

   Leviticus Partners, L.P.
   30 Park Avenue, Suite 12F
   New York, NY 10016                      250,000                      5.2%

******************************************************************************
   C/O Vicon Industries, Inc.

   Kenneth M. Darby                        293,616 (2)                  6.1%
   Arthur D. Roche                         151,601 (3)                  3.2%
   Peter F. Neumann                         37,072 (4)                    *
   W. Gregory Robertson                     33,847 (5)                    *
   John M. Badke                            32,900 (6)                    *
   Yigal Abiri                              26,000 (7)                    *
   Christopher J. Wall                      15,300 (8)                    *
   Thomas Finstein                            -                           *
   Clifton H.W. Maloney                       -                           *

 Total all Executive Officers and
   Directors as a group (14 persons)       681,037 (9)                 14.2%

 * Less than 1%.


(1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment control over the shares of stock owned.
(2)  Includes currently exercisable options to purchase 43,524 shares.
(3) Includes 50,000 shares held by Mr. Roche's wife and currently exercisable options to purchase 21,947 shares.
(4)  Includes currently exercisable options to purchase 20,000 shares.
(5)  Includes currently exercisable options to purchase 21,947 shares.
(6)  Includes  currently  exercisable  options to purchase  21,461  shares.
(7)  Includes currently exercisable options to purchase 26,000 shares.
(8)  Includes currently exercisable options to purchase 3,000 shares.
(9)  Includes currently exercisable options to purchase 183,939 shares.
(10) Al Frank Asset Management, Inc. had voting control over 126,721 shares and investment control over 291,995 shares.
(11) Dimensional Fund Advisors had voting and investment control over 273,200 shares as investment advisor and manager for various mutual funds and other clients. These shares are beneficially owned by such mutual funds or other clients.

EQUITY COMPENSATION PLAN INFORMATION
------------------------------------
at September 30, 2004

                                                           Number of securities
                    Number of securities Weighted average  remaining available
                    to be issued upon    exercise price    for future issuance
                    exercise of          of outstanding    under equity
                    outstanding options, options, warrants compensation plans
                    warrants and rights  and rights        (excluding securities
                                                           reflected in column
                                                            (a) )
Plan category               (a)                  (b)                   (c)
------------------  -------------------    ----------------  -------------------

Equity compensation
plans approved by
security holders          555,320               $3.50                 75,751

Equity compensation
plans not approved
by security holders          -                    -                     -

Total                     555,320               $3.50                 75,751

EQUITY COMPENSATION GRANTS NOT APPROVED BY SECURITY HOLDERS
-----------------------------------------------------------

Through September 30, 2004, the Company had granted certain of its officers with deferred compensation benefits aggregating 97,337 shares of common stock currently held by the Company in treasury. Such shares vest upon retirement or, in the case of 70,647 shares, the expiration of one officer's employment agreement in October 2005. All shares vest earlier under certain occurrences including death, involuntary termination or a change in control of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The Company and CBC Co., Ltd.(CBC), a Japanese corporation which beneficially owns 11.3% of the outstanding shares of the Company, have been conducting business with each other for approximately twenty-five years. During this period, CBC has served as a lender, a product supplier and sourcing agent, and a private label reseller of the Company's products. CBC has also acted as the Company's sourcing agent for the purchase of certain video products. In fiscal 2004, the Company purchased approximately $651,000 of products and components from or through CBC. CBC competes with the Company in various markets, principally in the sale of video products and systems. Sales of all products to CBC were $712,000 in 2004. In fiscal 2003, the Company recognized $180,000 of revenues received from CBC pursuant to the completion of a contract to develop certain new product technology.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES
------------------------------------------------

Audit Fees
----------

     The aggregate fees billed by BDO Seidman, LLP for professional services rendered for the audit of the Company's consolidated annual financial statements and the review of the financial statements included in the Company's quarterly reports on Form 10-Q for fiscal year 2004 were approximately $143,000. The aggregate fees billed by KPMG LLP for such services for fiscal year 2003 were $352,000.

Tax Fees
--------

     The aggregate fees billed by BDO Seidman, LLP for tax compliance, tax advice and tax planning during fiscal year 2004 were approximately $41,000. The aggregate fees billed by KPMG LLP for such tax services for fiscal year 2003 were $50,000. All these fees were pre-approved by the Audit Committee.

Audit Related Fees
------------------

     Fees billed by KPMG LLP for professional services on audit related matters were $8,500 during fiscal year 2003.

All Other Fees
--------------

None.

Audit  Committee  Pre-Approval of Audit and  Permissible  Non-Audit  Services of
--------------------------------------------------------------------------------
Independent Auditors
--------------------

     The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. Under the policy, pre-approval generally is provided for an annual period and any pre-approval is detailed as to the particular service or category of services and is subject to a specific limit. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis, which must be accompanied by a detailed explanation for each proposed service. The Audit Committee may delegate pre-approval authority to one or more of its members. Such member must report any decisions to the Audit Committee at the next scheduled meeting.

                                     PART IV
                                     -------


ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES
-------------------------------------------------

(a) (1)  Financial Statements
         --------------------

         Included in Part IV, Item 15:

         Reports of Independent Registered Public Accounting Firms

         Financial Statements:

               Consolidated   Statements  of  Operations,   fiscal  years  ended
               September 30, 2004, 2003, and 2002

               Consolidated Balance Sheets at September 30, 2004 and 2003

               Consolidated Statements of Shareholders' Equity, fiscal years ended September 30, 2004, 2003, and 2002

               Consolidated   Statements  of  Cash  Flows,  fiscal  years  ended
               September 30, 2004, 2003, and 2002

               Notes to Consolidated Financial Statements, fiscal years ended September 30, 2004, 2003, and 2002

(a) (2)  Financial Statement Schedule
         ----------------------------

         Included in Part IV, Item 15:

         Schedule II  -  Valuation and Qualifying Accounts for the years ended September 30, 2004, 2003, and 2002

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

15(a)(3)           Exhibits
--------           --------
                                                     Exhibit Number or
Exhibit                                              Incorporation by
Numbers     Description                              Reference to
-------     -----------                              -------------------------

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

  10         Material Contracts

            (.1) Employment Contract dated           Incorporated by
                 October 1, 2002 between the         reference to the
                 Registrant and Kenneth M. Darby     2004 Annual Report
                                                     on Form 10-K

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

           (.13) Advice of borrowing terms            Incorporated by
                 between the Registrant and           reference to the
                 National Westminster Bank PLC        March 31, 2004 filing
                 dated April 15, 2004                 on Form 10-Q

           (.14) Loan Agreement between the           Incorporated by reference
                 Registrant and The Dime Savings      to the 1999 Annual Report
                 Bank of New York, FSB dated          on Form 10-K
                 October 12, 1999

           (.15) Mortgage Note between the            Incorporated by reference
                 Registrant and The Dime Savings      to the 1999 Annual Report
                 Bank of New York, FSB dated          on Form 10-K
                 October 12, 1999

           (.16) Mortgage and Security Agreement      Incorporated by reference
                 in the amount of $1,200,000 between to the 1999 Annual Report the Registrant and The Dime Savings on Form 10-K
                 Bank of New York, FSB dated
                 October 12, 1999


           (.17) 1999 Incentive Stock Option Plan     Incorporated by reference
                                                      to the 1999 Annual Report
                                                      on Form 10-K

           (.18) 1999 Non-Qualified Stock             Incorporated by reference
                 Option Plan                          to the 1999 Annual Report
                                                      on Form 10-K

           (.19) 2002 Incentive Stock Option Plan     Incorporated by reference
                                                      to the 2002 Annual Report
                                                      on Form 10-K

                                                      Exhibit Number or
Exhibit                                               Incorporation by
Numbers     Description                               Reference to
-------     -----------                               ------------

           (.20) 2002 Non-Qualified Stock             Incorporated by reference
                 Option Plan                          to the 2002 Annual Report
                                                      on Form 10-K

           (.21) Employment Agreement dated           10.21
                 May 3, 2004 between the
                 Registrant and Thomas Finstein

           (.22) Employment Agreement dated           10.22
                 January 1, 2004 between the
                 Registrant and John M. Badke

           (.23) Employment Agreement dated           10.23
                 October 1, 2003 between the
                 Registrant and Yigal Abiri

           (.24) Employment Agreement dated           10.24
                 February 8, 1996 between the
                 Registrant and Christopher J. Wall

           (.25) Side Letter to the Employment        10.25
                 Agreement between the Registrant
                 and Christopher J. Wall dated
                 November 18, 2004

21          Subsidiaries of the Registrant            Incorporated by
                                                      reference to the Notes
                                                      to the Consolidated
                                                      Financial Statements
23          Consents

            (.1) Consent of BDO Seidman, LLP          23.1

            (.2) Consent of KPMG LLP                  23.2

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


Other Matters - Form S-8 and S-2 Undertaking
--------------------------------------------

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-7892 (filed June 30, 1986), 33-34349 (filed April 1, 1990), 33-90038 (filed February
24, 1995),  333-30097 (filed June 26, 1997),  333-71410 (filed October 11, 2001)
and 333-116361 (filed June 10, 2004) and on Form S-2 No. 333-46841 (effective May 1, 1998):

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

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


The Board of Directors and Stockholders
Vicon Industries, Inc.:

We have audited the accompanying consolidated balance sheet of Vicon Industries, Inc. as of September 30, 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended September 30, 2004. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule as listed in Part IV, item 15(a)(2) for the fiscal year ended September 30, 2004. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vicon Industries, Inc. at September 30, 2004, and the results of its operations and its cash flows for the year ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.






                                                     /s/ BDO Seidman, LLP



Melville, New York
December 6, 2004

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


The Board of Directors and Shareholders
Vicon Industries, Inc.:

We have audited the consolidated balance sheet of Vicon Industries, Inc. and subsidiaries (the "Company") as of September 30, 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the fiscal years ended September 30, 2003 and 2002. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Part IV, item 15(a)(2) for the fiscal years ended September 30, 2003 and 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vicon Industries, Inc. and subsidiaries at September 30, 2003, and the results of their operations and their cash flows for each of the fiscal years ended September 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective October 1, 2002.





                                     /s/ KPMG LLP



Melville, New York
January 14, 2004

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              Fiscal Years Ended September 30, 2004, 2003 and 2002





                                          2004           2003           2002
                                          ----           ----           ----


Net sales                             $53,532,631    $51,953,650    $54,168,110
Cost of sales                          33,821,618     32,862,590     35,950,038
                                      ------------   ------------   ------------
    Gross profit                       19,711,013     19,091,060     18,218,072

Operating expenses:
 Selling, general and
  administrative expense               17,058,460     15,889,164     16,027,461
 Engineering and development expense    4,878,981      4,879,294      4,370,230
                                      ------------   ------------   ------------
                                       21,937,441     20,768,458     20,397,691
                                      ------------   ------------   ------------

    Operating loss                     (2,226,428)    (1,677,398)    (2,179,619)

Other expense (income):
 Interest expense                         187,390        240,843        339,587
 Interest and other income               (204,224)      (179,716)      (170,178)
                                      ------------   ------------   ------------
   Loss before income taxes            (2,209,594)    (1,738,525)    (2,349,028)
Income tax expense (benefit)              481,000      1,763,023       (770,000)
                                      ------------   ------------   ------------

   Loss before cumulative
    effect of a change in
    accounting principle               (2,690,594)    (3,501,548)    (1,579,028)

Cumulative effect of a change in
  accounting principle (Note 2)             -         (1,372,606)         -
                                      ------------   ------------   ------------

    Net loss                          $(2,690,594)   $(4,874,154)   $(1,579,028)
                                      ============   ============   ============



Basic and diluted loss
  per share:

 Loss before cumulative
   effect of a change in
   accounting principle                  $( .59)        $( .75)        $(.34)
 Cumulative effect of a change in
   accounting principle                      -           ( .30)           -
                                         -------        -------        ------
    Net loss                             $( .59)        $(1.05)        $(.34)
                                         =======        =======        ======



See accompanying notes to consolidated financial statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 2004 and 2003

ASSETS                                                 2004             2003
------                                                 ----             ----
Current Assets:
  Cash and cash equivalents                        $ 6,063,198      $ 4,836,148
  Marketable securities                              2,118,698        3,325,773
  Accounts receivable (less allowance of
   $1,162,000 in 2004 and $1,135,000 in 2003)        9,661,563       11,056,300
  Inventories:
    Parts, components, and materials                 3,239,461        2,071,092
    Work-in-process                                  3,675,122        2,881,592
    Finished products                                5,758,990        7,141,470
                                                   -----------      -----------
                                                    12,673,573       12,094,154
  Recoverable income taxes                             239,402        2,052,662
  Prepaid expenses and other current assets            388,347          701,779
                                                   -----------      -----------
                 Total current assets               31,144,781       34,066,816
Property, plant and equipment:
   Land                                              1,224,850        1,197,100
   Buildings and improvements                        5,720,721        5,620,495
   Machinery, equipment, and vehicles               11,379,032       10,854,652
                                                   -----------      -----------
                                                    18,324,603       17,672,247
   Less accumulated depreciation and amortization   11,234,174       10,386,406
                                                   -----------      -----------
                                                     7,090,429        7,285,841
Other assets                                           631,807          540,407
                                                   -----------      -----------
                                                   $38,867,017      $41,893,064
                                                   ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Current maturities of long-term debt             $   348,615      $   325,294
  Accounts payable                                   3,282,671        2,527,946
  Accrued compensation and employee benefits         2,048,417        2,023,087
  Accrued expenses                                   1,541,888        2,524,858
  Unearned service revenue                             792,073        1,238,944
  Income taxes payable                                 337,632           94,174
                                                   -----------      -----------
                 Total current liabilities           8,351,296        8,734,303

Long-term debt                                       2,410,190        2,732,275
Unearned service revenue                               401,352          547,871
Other long-term liabilities                            790,834          643,884
Commitments and contingencies - Note 12
Shareholders' equity:
  Common stock, par value $.01 per share
    authorized - 25,000,000 shares
    issued - 4,849,046 and 4,832,576 shares             48,490           48,326
  Capital in excess of par value                    22,505,100       22,439,637
  Retained earnings                                  5,165,666        7,856,260
                                                   -----------      -----------
                                                    27,719,256       30,344,223
  Treasury stock at cost, 283,317 shares
    in 2004 and 218,917 shares in 2003              (1,278,884)        (980,199)
  Accumulated other comprehensive income               617,239           91,700
  Deferred compensation                               (144,266)        (220,993)
                                                   -----------      -----------
                Total shareholders' equity          26,913,345       29,234,731
                                                   -----------      -----------
                                                   $38,867,017      $41,893,064
                                                   ===========      ===========




  See accompanying notes to consolidated financial statements.

                               VICON INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        Fiscal Years Ended September 30, 2004, 2003, and 2002

                                                                                              Accumulated
                                                          Capital in                             other      Deferred     Total
                                                Common    excess of    Retained     Treasury  comprehensive compen-  shareholders'
                                      Shares    Stock     par value    earnings       Stock      income     sation       equity
                                      ------   -------   -----------  ----------    --------- -----------  ---------  ----------
Balance September 30, 2001           4,756,532  $47,565  $21,542,541 $14,309,442   $(633,422) $ (368,079)  $  -      $34,898,047

Comprehensive income (loss):
  Net income                             -          -           -     (1,579,028)        -           -        -       (1,579,028)
  Foreign currency translation
    adjustment                           -          -           -            -           -       234,973      -          234,973
  Unrealized loss on derivatives         -          -           -            -           -       (24,818)     -          (24,818)
Total comprehensive income (loss)        -          -           -            -           -           -        -       (1,368,873)
Repurchases of common
  stock (19,200 shares)                  -          -           -            -       (57,192)        -        -          (57,192)
Exercise of stock options               67,447      674      193,627         -      (151,410)        -        -           42,891
Tax benefit from exercise
  of stock options                       -          -         23,834         -           -           -        -           23,834
                                     ---------   ------   ----------  ----------  ----------- -----------  ---------   ---------
Balance September 30, 2002           4,823,979   48,239   21,760,002  12,730,414    (842,024)   (157,924)     -       33,538,707

Comprehensive income (loss):
  Net loss                               -          -            -    (4,874,154)        -           -        -       (4,874,154)
  Foreign currency translation
    adjustment                           -          -            -           -           -       272,188      -          272,188
  Unrealized loss on derivatives         -          -            -           -           -       (16,009)     -          (16,009)
  Unrealized loss on marketable
    securities                           -          -            -           -           -        (6,555)     -           (6,555)
Total comprehensive income (loss)        -          -            -           -           -           -        -       (4,624,530)
Repurchases of common
  stock (46,500 shares)                  -          -            -           -      (138,175)        -        -         (138,175)
Exercise of stock options                8,597       87       26,001         -           -           -        -           26,088
Stock-based compensation                 -          -         43,345         -           -           -        -           43,345
Deferred compensation awards
  and amortization                       -          -        610,289         -           -           -    (220,993)      389,296
                                     ---------  -------  ----------- -----------  ----------- ----------  --------   -----------
Balance September 30, 2003           4,832,576   48,326   22,439,637   7,856,260    (980,199)     91,700  (220,993)   29,234,731

Comprehensive income (loss):
  Net loss                               -          -            -    (2,690,594)        -           -        -       (2,690,594)
  Foreign currency translation
    adjustment                           -          -            -           -           -       459,779      -          459,779
  Unrealized gain on derivatives         -          -            -           -           -       107,782      -          107,782
  Unrealized loss on marketable
    securities                           -          -            -           -           -       (42,022)     -          (42,022)
Total comprehensive income (loss)        -          -            -           -           -           -        -       (2,165,055)
Repurchases of common
  stock (64,400 shares)                  -          -            -           -      (298,685)        -        -         (298,685)
Exercise of stock options               16,470      164       38,359         -           -           -        -           38,523
Stock-based compensation                 -          -         27,104         -           -           -        -           27,104
Deferred compensation amortization       -          -            -           -           -           -      76,727        76,727
                                     ---------  -------  ----------- ----------- -----------  ---------- ---------   -----------
Balance September 30, 2004           4,849,046  $48,490  $22,505,100 $ 5,165,666 $(1,278,884) $  617,239 $(144,266)  $26,913,345
                                     =========  =======  =========== =========== ===========  ========== =========   ===========




See accompanying notes to consolidated financial statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              Fiscal Years Ended September 30, 2004, 2003 and 2002


                                                     2004           2003           2002
                                                     ----           ----           ----
Cash flows from operating activities:
 Net loss                                        $(2,690,594)   $(4,874,154)   $(1,579,028)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation and amortization                   1,046,553      1,133,110      1,039,072
   Goodwill amortization                                -              -           198,452
   Amortization of deferred compensation              76,727           -              -
   Stock compensation expense                         27,104         43,345           -
   Deferred income taxes                                -         1,853,957        842,423
   Cumulative effect of a change in
     accounting principle                               -         1,372,606           -
Change in assets and liabilities:
  Accounts receivable, net                         1,728,523       (431,820)     1,249,601
  Inventories                                       (470,812)     1,563,024      3,677,449
  Recoverable income taxes                         1,813,260       (339,934)    (1,712,728)
  Prepaid expenses and other current assets          325,889       (197,284)        76,946
  Other assets                                       (98,919)       (40,489)        31,742
  Accounts payable                                   688,172        111,802        (10,842)
  Accrued compensation and employee benefits           4,462        173,842         41,304
  Accrued expenses                                  (900,647)       904,714       (650,517)
  Unearned service revenue                          (595,074)      (994,643)      (847,466)
  Income taxes payable                               233,309        (51,981)      (322,795)
  Other liabilities                                  254,731        317,096       (117,482)
       Net cash provided by                      -----------    -----------    ------------
         operating activities                      1,442,684        543,191      1,916,131
                                                 -----------    -----------    ------------


Cash flows from investing activities:
    Capital expenditures                            (730,102)      (674,429)      (477,041)
    Net decrease (increase) in
      marketable securities                        1,165,053     (3,332,328)          -
        Net cash provided by (used in)           -----------    ------------   ------------
          investing activities                       434,951     (4,006,757)      (477,041)
                                                 -----------    -----------    ------------

Cash flows from financing activities:
    Repayments of U.S. term loan                        -          (825,000)      (900,000)
    Repayments of long-term debt                    (324,639)      (479,346)      (421,453)
    Proceeds from exercise of stock options           38,523         26,088         42,891
    Repurchases of common stock                     (298,685)      (138,175)       (57,192)
                                                 -----------    -----------    ------------
        Net cash used in financing activities       (584,801)    (1,416,433)    (1,335,754)
                                                 -----------    -----------    ------------

Effect of exchange rate changes on cash              (65,784)       (55,657)      (126,680)
                                                 -----------    -----------    ------------
Net increase (decrease) in cash                    1,227,050     (4,935,656)       (23,344)
Cash at beginning of year                          4,836,148      9,771,804      9,795,148
                                                -----------    -----------    -------------
Cash at end of year                              $ 6,063,198    $ 4,836,148    $ 9,771,804
                                                 ===========    ===========    ============



Cash paid during the fiscal
 year for:
  Income taxes                                   $  309,780     $   328,566    $   676,857
  Interest                                       $  233,898     $   245,892    $   356,022


See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years ended September 30, 2004, 2003, and 2002

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

Basis of Presentation
---------------------

The accompanying consolidated financial statements include the accounts of Vicon Industries, Inc. (the Company) and its wholly owned subsidiaries: Vicon Industries, Limited; TeleSite U.S.A., Inc. and subsidiary (Vicon Systems Ltd.); and Vicon Industries Foreign Sales Corp., after elimination of intercompany accounts and transactions.

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

Marketable Securities
---------------------

Marketable securities consist of mutual fund investments in U.S. government debt securities. Such securities are stated at market value and are classified as available-for-sale under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, with unrealized gains and losses reported in other comprehensive income as a component of shareholders' equity. The cost of such securities was $2,167,275 and $3,332,328 at September 30, 2004 and 2003, respectively, with $48,577 and $6,555 of unrealized losses included in the carrying amounts at September 30, 2004 and 2003, respectively.

Allowances for Doubtful Accounts
--------------------------------

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

Engineering and Development
---------------------------

Product engineering and development costs are charged to expense as incurred, and amounted to approximately $4,900,000, $4,900,000 and $4,400,000 in fiscal 2004, 2003, and 2002, respectively.

Earnings (Loss) Per Share
-------------------------

Basic EPS is computed based on the weighted average number of common shares outstanding. Diluted EPS reflects the maximum dilution that would have resulted from the exercise of stock options, warrants and incremental shares issuable under a deferred compensation agreement (see Note 11). In periods when losses are incurred, the effects of these securities would be antidilutive and, therefore, excluded from the computation of diluted EPS.

Foreign Currency Translation
----------------------------

The Company translates the financial statements of its foreign subsidiaries by applying the current rate method under which assets and liabilities are translated at the exchange rate on the balance sheet date, while revenues, costs, and expenses are translated at the average exchange rate for the reporting period. The resulting cumulative translation adjustment of $775,000 and $315,000 at September 30, 2004 and 2003, respectively, is recorded as a component of shareholders' equity in accumulated other comprehensive income
(loss).

Income Taxes
------------

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred U.S. income taxes are not provided on undistributed earnings of foreign subsidiaries as the Company presently intends to reinvest such earnings indefinitely, and any plan to repatriate any of such earnings in the future is not expected to result in a material incremental tax liability to the Company. In fiscal 2003 and 2004, the Company recognized a valuation allowance against its entire net deferred tax asset balance due to the uncertainty of future realization (see Note 5 for further discussion).

Product Warranties
------------------

The Company provides for the estimated cost of product warranties at the time revenue is recognized (see Note 4). While the Company engages in product quality programs and processes, including monitoring and evaluating the quality of its component suppliers, its warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from its estimates, revisions to the estimated warranty liability may be required.

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

As of September 30, 2004, the Company had an interest rate swap and currency forwards outstanding with notional amounts aggregating $1.7 million and $2.3 million, respectively, whose aggregate fair value was a liability of approximately $109,000. The change in the fair value of these derivatives is reflected in other comprehensive income in the accompanying statement of shareholders' equity, net of tax where applicable. The forwards have maturities of less than one year and require the Company to exchange currencies at specified dates and rates. The interest rate swaps mature in the same amounts and over the same periods as the related debt. The Company considers the credit risk related to the interest rate swaps and the forwards to be low because such instruments are entered into with financial institutions having high credit ratings and are generally settled on a net basis. There were no gains or losses recognized in operations due to hedge ineffectiveness during the three-year period ended September 30, 2004. The Company does not expect the amounts that are currently classified in accumulated other comprehensive income that are expected to be recognized in operations in the next fiscal year to be material.

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts for trade accounts and other receivables, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments. The carrying amounts of the Company's long-term debt instruments approximate fair value. The Company's interest rate swap agreement is carried at its fair market value (which was a liability of approximately $150,000 at September 30, 2004). This value represents the estimated amount the Company would need to pay if such agreement was terminated before maturity, principally resulting from market interest rate decreases. The fair value of the Company's foreign currency forward exchange contracts is estimated by obtaining quoted market prices. The contracted exchange rates on committed forward exchange contracts was approximately $41,000 more favorable than the market rates for similar term contracts at September 30, 2004.

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

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of this Statement. The fair value for options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2004, 2003 and 2002:

                                      2004            2003            2002
                                      ----            ----            ----

Risk-free interest rate                3.5%            2.7%            2.5%
Dividend yield                         0.0%            0.0%            0.0%
Volatility factor                     67.9%           68.0%           68.8%
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

In the Company's consolidated financial statements, no compensation expense has been recognized for stock option grants issued under any of the Company's fixed stock option plans. See Note 9 for discussion of variable stock option plans. Had compensation expense for fixed stock option grants issued been determined under the fair value method of SFAS No. 123, the Company's net loss and loss per share (EPS) for the fiscal years ended September 30, 2004, 2003 and 2002 would have been:

                                         2004         2003          2002
                                      ----------    --------      --------

Reported net loss                   $(2,690,594)  $(4,874,154)  $(1,579,028)
Stock-based compensation cost,
  net of tax                           (127,546)     (351,138)      (96,796)
                                    ------------  ------------   -----------
Pro forma net loss                  $(2,818,140)  $(5,225,292)  $(1,675,824)
                                    ============  ============  ============

Reported basic and diluted EPS         $ (.59)      $ (1.05)       $ (.34)
Pro forma basic and diluted EPS        $ (.61)      $ (1.13)       $ (.36)

Weighted average fair value
  of options granted                    $2.90       $  1.79        $ 1.62

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, provisions for doubtful accounts receivable, net realizable value of inventory, warranty obligations and assessments of the recoverability of the Company's long-lived assets. Actual results could differ from those estimates.

NOTE 2.  Goodwill
-----------------

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

The following table presents net loss and loss per share data, adjusted to exclude amortization expense for periods prior to the adoption of SFAS No. 142:


                                           2004          2003         2002
                                           ----          ----         ----

Reported net loss                      $(2,690,594)  $(4,874,154)  $(1,579,028)
Add back: goodwill amortization              -             -           198,452
                                       -----------   -----------   -----------
Adjusted net loss                      $(2,690,594)  $(4,874,154)  $(1,380,576)
                                       ===========   ===========   ===========

Basic and diluted loss per share:
 Reported loss per share                 $  (.59)      $ (1.05)      $ (.34)
 Goodwill amortization                         -            -           .04
                                         --------      --------     --------
 Adjusted loss per share                 $  (.59)      $ (1.05)     $  (.30)
                                         ========      ========     ========

NOTE 3.  Short-Term Borrowings
------------------------------

The Company's European based subsidiary maintains a bank overdraft facility that provides for maximum borrowings of 1 million Pounds Sterling ($1,810,000) and is secured by all the assets of the subsidiary. This facility expires in March 2005. During fiscal 2004 and 2003, there were no outstanding borrowings under this facility.

NOTE 4.  Accrued Warranty Obligation
------------------------------------

The Company recognizes the estimated cost associated with its standard warranty on products at the time of sale. The estimate is based on historical warranty claim cost experience. The following is a summary of the changes in the Company's accrued warranty obligation (which is included in accrued expenses) for the years ended September 30, 2004 and 2003:

Balance as of September 30, 2002                          $ 190,000
Deduct: Expenditures                                       (261,000)
Add: Provision                                              396,000
                                                          ---------
Balance as of September 30, 2003                          $ 325,000
Deduct: Expenditures                                       (295,000)
Add: Provision                                              511,000
                                                          ---------
Balance as of September 30, 2004                          $ 541,000
                                                          =========

NOTE 5.  Income Taxes
---------------------

The components of income tax expense (benefit) for the fiscal years indicated are as follows:

                                        2004            2003             2002
                                        ----            ----             ----

Federal:
 Current                           $      -         $  (339,934)   $ (1,713,000)
 Deferred                                 -           1,853,957         729,000
                                   -------------    -----------    ------------
                                          -           1,514,023        (984,000)

State                                  12,015            -             (179,000)
Foreign                               468,985           249,000         393,000
                                   -------------    -----------    ------------
 Total income tax
  expense (benefit)                $  481,000       $ 1,763,023    $   (770,000)
                                   =============    ===========    ============



A reconciliation of the U.S. statutory tax rate to the Company's effective tax rate follows:

                               2004                  2003                2002
                               ----                  ----                ----

                          Amount    Percent     Amount   Percent    Amount   Percent
                          ------    -------     ------   -------    ------   -------
U.S. statutory tax      $ (751,000) (34.0)%  $ (591,000) (34.0)%  $(799,000) (34.0)%
Increase in valuation
  allowance              1,408,000   63.7     2,436,000  140.1         -        -
Prior year loss
  carryback refund            -        -       (115,000)  (6.6)        -        -
State tax, net of
  federal benefit            8,000    0.4          -        -       (56,000)  (2.4)
Goodwill amortization         -        -           -        -        67,000    2.8
Dissolution of
  subsidiary              (192,000)  (8.7)         -        -          -        -
Other                        8,000    0.4        33,000    1.9       18,000    0.8
                       -----------  ------   ----------  ------   ---------  -------
   Effective Tax Rate  $   481,000   21.8%   $1,763,000  101.4%   $(770,000) (32.8)%
                       ===========  ======   ==========  ======   =========  =======



The tax effects of temporary differences that give rise to deferred tax assets and liabilities at September 30, 2004 and 2003 are presented below:

                                                     2004             2003
                                                     ----             ----

Deferred tax assets:
  Inventories                                    $   902,000       $  554,000
  Deferred compensation accruals                     171,000          152,000
  Severance accruals                                 183,000           81,000
  Warranty accrual                                   198,000          119,000
  Depreciation                                       224,000          178,000
  Allowance for doubtful
    accounts receivable                              356,000          329,000
  Unearned service revenue                           307,000          627,000
  Net operating loss carryforwards                 1,614,000          339,000
  Unrealized loss on derivatives                      40,000           79,000
  Other                                               18,000          146,000
                                                 -----------      -----------
    Gross deferred tax assets                      4,013,000        2,604,000

Deferred tax liabilities:
  Other                                              169,000          168,000
                                                 -----------      -----------
   Gross deferred tax liabilities                    169,000          168,000
                                                 -----------      -----------

   Total deferred tax assets and liabilities     $ 3,844,000      $ 2,436,000
   Less valuation allowance                       (3,844,000)      (2,436,000)
                                                 -----------      -----------
   Net deferred tax assets and liabilities       $     -          $     -
                                                 ===========      ============

In 2003, the Company recognized a $1.9 million charge to provide a valuation allowance against its deferred tax assets due to the uncertainty of future realization. The establishment of such valuation allowance was determined to be appropriate during that period due to updated judgments of future results in light of the Company's operating losses in recent years and the inherent uncertainties of predicting future operating results in periods over which such net tax differences become deductible. Income tax expense for 2003 includes the recognition of an available tax effected net operating loss carryback of $225,000. Deferred U.S. income taxes are not provided on undistributed earnings of foreign subsidiaries as the Company presently intends to reinvest such earnings indefinitely, and any plan to repatriate any of such earnings in the future is not expected to result in a material incremental tax liability to the Company.

For income tax purposes, the Company had a tax effected net operating loss carryback of approximately $2.1 million at September 30, 2003, which was included in recoverable income taxes. In fiscal 2004, the Company received a refund of previously paid taxes totaling $1.8 million under a carryback claim filed during 2003. The Company has approximately $4.7 million of U.S. federal income tax loss carryforwards that expire in 2023 through 2024.

Pretax domestic loss amounted to approximately $(3,856,000), $(2,458,000) and $(3,245,000) in fiscal years 2004, 2003 and 2002, respectively. Pretax foreign income amounted to approximately $1,646,000, $719,000 and $896,000 in fiscal years 2004, 2003 and 2002, respectively.

NOTE 6.  Long-Term Debt
-----------------------

Long-term debt is comprised of the following
at September 30, 2004 and 2003:
                                                 2004               2003
                                                 ----               ----

  U.S. bank mortgage loans                    $2,510,865         $2,743,331
  U.K. bank term loan                            233,791            297,416
  Other                                           14,149             16,822
                                              ----------         ----------
                                               2,758,805          3,057,569
  Less current maturities                        348,615            325,294
                                              ----------         ----------

                                              $2,410,190         $2,732,275
                                              ==========         ==========

In January 1998, the Company entered into an aggregate $2.9 million mortgage and term loan agreement with a bank to finance the purchase of its principal operating facility. Such agreement includes a $2,512,000 ten-year mortgage loan payable in monthly installments through January 2008, with a $1,188,000 payment due at the end of the term. The agreement also provided a $388,000 five-year term loan that was repaid in monthly installments through January 2003 with a $138,500 payment that was made at the end of the term in February 2003. The mortgage loan bears interest at the bank's prime rate minus 1.35% and is secured by all the assets of the Company. At the same time, the Company entered into interest rate swap agreements with the same bank at the time to effectively convert the foregoing floating rate long-term loans to fixed rate loans. Subsequently, such bank sold its local operations, including the Company's loans, to another bank while retaining the Company's interest rate swap agreements. These agreements effectively fixed the Company's interest rate on its $2,512,000 mortgage loan at 7.79%. The interest rate swap agreement matures in the same amounts and over the same periods as the related mortgage loan.

In October 1999, the Company entered into a $1.2 million mortgage loan agreement with its bank to finance the expansion of its principal operating facility. The loan is payable in equal monthly principal installments through January 2008, with a $460,000 payment due at the end of the term. The loan bears interest at the bank's prime rate minus 160 basis points (3.15% and 2.40% at September 30, 2004 and 2003, respectively) or, at the Company's option, LIBOR plus 100 basis points (3.01% and 2.16% at September 30, 2004 and 2003, respectively).

In April 1997, the Company's Europe based subsidiary entered into a ten-year 500,000 pound sterling (approximately $905,000) bank term loan. The term loan is payable in equal monthly installments with interest at a fixed rate of 9%. The loan is secured by a first mortgage on the subsidiary's property and contains restrictive covenants that, among other things, require the subsidiary to maintain certain levels of net worth, earnings and debt service coverage.

Current and long-term debt maturing in each of the fiscal years subsequent to September 30, 2004 approximates $349,000 in 2005, $347,000 in 2006, $323,000 in
2007 and $1,740,000 in 2008.

NOTE 7.  Other Comprehensive Income
-----------------------------------

The accumulated other comprehensive income balances at September 30, 2004 and 2003 consisted of the following:


                                                      2004           2003
                                                   ----------    ----------
Foreign currency translation adjustment            $ 774,764      $ 314,985
Unrealized loss on derivatives                      (108,948)      (216,730)
Unrealized loss on securities                        (48,577)        (6,555)
                                                   ----------    ----------
Accumulated other comprehensive income             $ 617,239      $  91,700
                                                  ===========     ==========

NOTE 8.  Segment and Related Information
----------------------------------------

The Company operates in one industry which encompasses the design, manufacture, assembly and marketing of video systems and system components for the electronic protection segment of the security industry. The Company manages its business segments primarily on a geographic basis. The Company's principal reportable segments are comprised of its United States (U.S.) and United Kingdom (Europe) based operations. Its U.S. based operations consist of Vicon Industries, Inc., the Company's corporate headquarters and principal operating entity. Its Europe based operations consist of Vicon Industries Limited, a wholly owned subsidiary which markets and distributes the Company's products principally within Europe. Other segments principally include the operations of Vicon Systems Ltd., an Israeli based wholly owned subsidiary which designs and produces the Company's principal digital video systems.

The Company evaluates performance and allocates resources based on, among other things, the net profit for each segment, which excludes intersegment sales and profits. Segment information for the fiscal years ended September 30, 2004, 2003 and 2002 is as follows:


2004                       U.S.        Europe      Other   Consolidating    Totals
----                    ----------   ----------  --------- -------------    ------
Net sales to
 external customers    $36,451,000 $16,637,000  $  445,000 $      -     $53,533,000
Intersegment
 net sales               4,820,000       -       6,456,000  (11,276,000)      -
Net income (loss)       (3,639,000)  1,177,000    (261,000)      32,000  (2,691,000)
Interest expense           162,000     147,000       2,000     (124,000)    187,000
Interest income            269,000      45,000       4,000     (114,000)    204,000
Depreciation and
 amortization              721,000     209,000     117,000        -       1,047,000
Total assets            27,438,000  10,744,000   3,503,000   (2,818,000) 38,867,000
Capital expenditures   $   456,000 $   174,000  $  100,000 $      -     $   730,000

2003                       U.S.        Europe      Other   Consolidating   Totals
----                    ----------   ----------  --------- -------------   ------
Net sales to
 external customers    $34,745,000 $15,486,000 $ 1,723,000 $    -       $51,954,000
Intersegment
 net sales               6,043,000       -       3,870,000 (9,913,000)        -
Net income (loss)       (4,880,000)    471,000    (346,000)  (119,000)   (4,874,000)
Interest expense           204,000     158,000       7,000   (128,000)      241,000
Interest income            282,000      21,000       -       (123,000)      180,000
Depreciation and
 amortization              744,000     169,000     220,000      -         1,133,000
Total assets            32,007,000   8,594,000   5,033,000 (3,741,000)   41,893,000
Capital expenditures   $   459,000  $  132,000 $    83,000 $    -       $   674,000

2002                       U.S.        Europe      Other   Consolidating   Totals
----                    ----------   ----------  --------- -------------   ------
Net sales to
 external customers    $38,726,000 $13,078,000  $2,364,000 $    -       $54,168,000
Intersegment
 net sales               6,432,000       -         403,000 (6,835,000)        -
Net income (loss)       (1,155,000)    593,000    (649,000)  (368,000)   (1,579,000)
Interest expense           263,000     218,000      24,000   (165,000)      340,000
Interest income            355,000       -           -       (185,000)      170,000
Depreciation and
 amortization              760,000     103,000     176,000    199,000     1,238,000
Total assets            40,785,000   7,196,000   3,278,000 (3,833,000)   47,426,000
Capital expenditures   $   293,000  $   21,000  $  163,000 $    -       $   477,000


The consolidating segment information presented above includes the elimination and consolidation of intersegment transactions.

Net sales and long-lived assets related to operations in the United States and other foreign countries for the fiscal years ended September 30, 2004, 2003, and 2002 are as follows:

                                       2004             2003            2002
                                       ----             ----            ----
Net sales
 U.S.                              $36,530,000      $34,909,000     $39,255,000
 Foreign                            17,003,000       17,045,000      14,913,000
                                    ----------       ----------      ----------
   Total                           $53,533,000      $51,954,000     $54,168,000

Long-lived assets
 U.S.                              $ 5,059,000      $ 5,324,000     $ 5,609,000
 Foreign                             2,031,000        1,962,000       2,057,000
                                    ----------      -----------     -----------
   Total                           $ 7,090,000      $ 7,286,000     $ 7,666,000

U.S. sales include $5,310,000, $4,030,000 and $3,413,000 for export in fiscal years 2004, 2003, and 2002, respectively. Foreign sales principally represent sales from the Company's Europe based subsidiary.

NOTE 9.  Stock Option Plans
---------------------------

The Company maintains stock option plans which include both incentive and non-qualified options covering a total of 628,736 shares of common stock reserved for issuance to key employees, including officers and directors, as of September 30, 2004. Such amount includes a total of 200,000 options reserved for issuance under the 2002 Incentive Stock Option Plan, as well as a total of 200,000 options reserved for issuance under the 2002 Non-Qualified Stock Option Plan, approved by the shareholders in May 2002. All options are issued at fair market value at the grant date and are exercisable in varying installments according to the plans. The plans allow for the payment of option exercises through the surrender of previously owned mature shares based on the fair market value of such shares at the date of surrender. During fiscal 2002, a total of 34,968 common shares were surrendered pursuant to stock option exercises, which are held in treasury. There were 75,751 shares available for grant at September 30, 2004.

Changes in outstanding stock options for the three years ended September 30, 2004 are as follows:
                                                       Weighted
                                    Number             Average
                                    of                 Exercise
                                    Shares             Price
-------------------------------------------------------------------
Balance - September 30, 2001        251,871            $3.15
Options granted                      50,000            $3.05
Options exercised                   (67,447)           $2.88
Options forfeited                   (16,252)           $2.83
-------------------------------------------------------------------
Balance - September 30, 2002        218,172            $3.24
Options granted                     401,508            $3.37
Options exercised                    (8,597)           $3.03
Options forfeited                   (48,546)           $3.18
-------------------------------------------------------------------
Balance - September 30, 2003        562,537            $3.34
Options granted                      35,000            $5.40
Options exercised                   (16,470)           $2.34
Options forfeited                   (25,747)           $3.33
-------------------------------------------------------------------
Balance - September 30, 2004        555,320            $3.50
Price range $2.20 - $3.05
  (weighted-average contractual     257,000            $2.76
   life of 3.6 years)
Price range $3.06 - $7.44
  (weighted-average contractual     298,320            $4.15
   life of 4.0 years)
-------------------------------------------------------------------
Exercisable options -
  September 30, 2002                 60,020            $4.12
  September 30, 2003                 93,546            $3.71
  September 30, 2004                189,529            $3.49
-------------------------------------------------------------------


On April 20, 2000, the Board of Directors granted holders of stock options the right to surrender their underwater options by May 31, 2000 in exchange for a reduced option grant at an exercise price of $3.18 per share, based on the closing market price of the Company's common stock on such date. On May 31, 2000, the Company granted 67,823 new options and cancelled 156,750 options with exercise prices ranging from $6.75 to $8.19 per share. These new grants were treated as repricings and are subject to variable plan accounting pursuant to FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Accordingly, compensation expense (benefit) is recorded for any changes in the Company's stock price above the price of $3.18. In fiscal 2004 and 2003, compensation expense related to these repriced options was $27,104 and $43,345, respectively.

NOTE 10.  Shareholder Rights Plan
---------------------------------

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

NOTE 11.  Earnings (Loss) Per Share
-----------------------------------

The following table provides the components of the basic and diluted loss per share (EPS) computations:

                                       2004            2003           2002
                                       ----            ----           ----
Basic and Diluted EPS Computation
---------------------------------

Net loss                           $(2,690,594)    $(4,874,154)   $(1,579,028)
Weighted average shares
  outstanding                        4,597,961       4,630,745      4,658,612

Basic and diluted loss per share   $      (.59)     $    (1.05)    $     (.34)
                                   ============     ===========    ===========

In 2004, 2003 and 2002, 238,717,  70,718 and 60,330 shares,  respectively,  have been omitted from the calculation of diluted EPS as their effect would have been antidilutive.

NOTE 12.  Commitments and Contingencies
---------------------------------------

The Company occupies certain facilities under operating leases that expire at various dates through 2008. The leases, which cover periods from three to eight years, generally provide for renewal options at specified rental amounts. The aggregate operating lease commitment at September 30, 2004 was $829,000 with minimum rentals for the fiscal years shown as follows: 2005 - $294,000; 2006 - $276,000; 2007 - $227,000; and 2008 - $32,000.

The Company is a party to employment agreements with eight executives that provide for, among other things, the payment of compensation if there is a change in control without Board of Director approval (as defined in the agreements). The contingent liability under such change in control provisions at September 30, 2004 was approximately $3.6 million. Certain of the employment agreements provide for a severance benefit at the expiration of the agreement or at a specified date of retirement, absent a change in control, aggregating $1.5 million. The Company is amortizing such obligation to expense on the straight-line method over the term of the employment agreement or through the specified dates of retirement. Such expense amounted to approximately $279,000 and $146,000 in fiscal 2004 and 2003, respectively.

The Company has agreements with certain of its officers to provide a deferred compensation benefit in the form of 97,337 shares of common stock currently held by the Company in treasury. Such shares vest upon retirement or, in the case of 70,647 shares, the expiration of one officer's employment agreement in October 2005. All shares vest earlier under certain occurrences including death, involuntary termination or a change in control of the Company. The market value of such shares approximated $610,000 at the dates of grant, which is being amortized on the straight-line method through the specified dates of retirement or over the term of the employment agreement.

In October 1, 2004, the Company entered into an agreement to purchase all of the operating assets of Videotronic Infosystems GmbH ("Videotronic"), a German based video system supplier operating under insolvency protection, for 700,000 Eurodollars (approximately $868,000). The purchase was ratified by Videotronic's Creditors on November 26, 2004.

NOTE 13.  Litigation
--------------------

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

NOTE 14.  Related Party Transactions
------------------------------------

As of September 30, 2004, CBC Co., Ltd. and affiliates ("CBC") owned approximately 11.9% of the Company's outstanding common stock. The Company, which has been conducting business with CBC for approximately 25 years, imports certain finished products and components through CBC and also sells its products to CBC. The Company purchased approximately $651,000, $832,000 and $1.3 million of products and components from CBC in fiscal years 2004, 2003, and 2002, respectively, and the Company sold $712,000, $370,000 and $409,000 of products to CBC for distribution in fiscal years 2004, 2003, and 2002, respectively. At September 30, 2004 and 2003, the Company owed $62,000 and $69,000, respectively, to CBC and CBC owed $55,000 and $7,000, respectively, to the Company resulting from purchases of products.

In fiscal 2003, the Company recognized $180,000 of revenues received from CBC pursuant to the completion of a contract to develop certain new product technology.

NOTE 15.  Quarterly Financial Data (unaudited)
----------------------------------------------

                                                             Earnings (Loss)
                                                                Per Share
                                                                ---------
                                                  Net
  Quarter          Net            Gross          Income
   Ended          Sales           Profit         (Loss)      Basic   Diluted
   -----          -----           ------         ------      -----   -------

Fiscal 2004
-----------
December       $14,338,000      $5,847,000    $   122,000    $  .03    $  .03
March           12,235,000       4,525,000       (901,000)     (.20)     (.20)
June            13,573,000       5,004,000       (425,000)     (.09)     (.09)
September       13,387,000       4,335,000     (1,487,000)     (.32)     (.32)
               -----------     -----------    -----------    ------    ------
 Total         $53,533,000     $19,711,000    $(2,691,000)   $ (.59)   $ (.59)
               ===========     ===========    ===========    ======    ======

Fiscal 2003
-----------
December       $12,018,000      $3,900,000    $(2,071,000)   $ (.45)   $ (.45)
March           13,082,000       4,641,000     (2,735,000)     (.59)     (.59)
June            13,051,000       5,257,000         30,000       .01       .01
September       13,803,000       5,293,000        (98,000)     (.02)     (.02)
               -----------     -----------    -----------    ------    ------
 Total         $51,954,000     $19,091,000    $(4,874,000)   $(1.05)   $(1.05)
               ===========     ===========    ===========    ======    ======


In the quarter ended September 30, 2004, the Company recognized a $638,000 charge for the phase out of a discontinued product line, which was an addition to an initial assessment charge of $316,000 taken in the previous quarter ended June 30, 2004.

The Company has not declared or paid cash dividends on its common stock for any of the foregoing periods.

Because of changes in the number of common shares outstanding and market price fluctuations affecting outstanding stock options, the sum of quarterly earnings per share may not equal the earnings per share for the full year.



                                   SCHEDULE II

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                 Years ended September 30, 2004, 2003, and 2002



                            Balance at   Charged to               Balance
                            beginning    costs and                at end
     Description            of period    expenses    Deductions   of period
     -----------            ---------    --------    ----------   ---------

Allowance for uncollectible
  accounts:


September 30, 2004          $1,135,000     $192,000    $165,000   $1,162,000
                            ==========     ========    ========   ==========

September 30, 2003          $1,077,000     $546,000    $488,000   $1,135,000
                            ==========     ========    ========   ==========

September 30, 2002          $1,115,000     $353,000    $391,000   $1,077,000
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

VICON INDUSTRIES, INC.

By /s/ Kenneth M. Darby                         By /s/ John M. Badke
-----------------------                         --------------------
Kenneth M. Darby                                John M. Badke
Chairman and                                    Senior Vice President, Finance
Chief Executive Officer                         and Chief Financial Officer


January 11, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

VICON INDUSTRIES, INC.


/s/ Kenneth M. Darby                                   January 11, 2005
---------------------                                  --------------------
Kenneth M. Darby          Chairman and CEO             Date

/s/ Clifton H.W. Maloney                               January 11, 2005
------------------------                               --------------------
Clifton H.W. Maloney      Director                     Date

/s/ Peter F. Neumann                                   January 11, 2005
---------------------                                  --------------------
Peter F. Neumann          Director                     Date

/s/ W. Gregory Robertson                               January 11, 2005
------------------------                               --------------------
W. Gregory Robertson      Director                     Date

/s/ Arthur D. Roche                                    January 11, 2005
---------------------                                  --------------------
Arthur D. Roche           Director                     Date