Form 10-Q
period 2004-12-31
VICON INDUSTRIES INC /NY/
filed 2005-02-11
CIK 310056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 12b-25
                           NOTIFICATION OF LATE FILING

SEC File Number: 1-7939


(Check One):  [ ]  Form 10-K     [ ] Form 20-F    [ ] Form 11-K    [X] Form 10-Q
              [ ] Form N-SAR

For Period Ended:                December 31, 2004
                                -------------------

[ ] Transition Report on Form 10-K
[ ] Transition Report on Form 20-F
[ ] Transition Report on Form 11-K
[ ] Transition Report on Form 10-Q
[ ] Transition Report on Form N-SAR

For the Transition Period Ended:
                                ------------------------------------------------


  Read Instruction (on back page) Before Preparing Form. Please Print or Type.
================================================================================
      Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

================================================================================

If the notification relates to a portion of the filing checked above, identify the item(s) to which the notification relates:

PART I -- REGISTRANT INFORMATION


Full Name of Registrant:  Vicon Industries, Inc.


Former Name if Applicable:


Address of Principal Executive Office (Street and Number): 89 Arkay Drive


City, State and Zip Code: Hauppauge, NY 11788

PART II -- RULE 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

          (a)  The reasons  described in  reasonable  detail in Part III of this form  could  not be  eliminated  without  unreasonable  effort or expense;
[X]       (b)  The subject annual report,  semi-annual report, transition report on Form 10-K, Form 20-F, Form 11-K, Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and
          (c)  The  accountant's  statement  or other  exhibit  required by Rule
               12b-25(c) has been attached if applicable.

PART III -- NARRATIVE

State below in reasonable detail why the Forms 10-K, 20-F, 11-K, 10-Q, N-SAR, or the transition report portion thereof, could not be filed within the prescribed time period. (Attach Extra Sheets if Needed.)

      The Registrant is unable to file its Form 10-Q within the prescribed period because it has not completed all its required disclosures.


PART IV--OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification

         John M. Badke                     (631)               952-2288
--------------------------------      ----------------    ------------------
             (Name)                      (Area Code)      (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).

     [X] Yes          [ ] No

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

     [X] Yes          [ ] No

     If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

     The Registrant is unable to provide a reasonable estimate of its current results at this time.

                             Vicon Industries, Inc.
                  (Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.


Date     February 11, 2005                By: /s/ John M. Badke
     -----------------------------           ----------------------------------
                                             John M. Badke
                                             Senior Vice President, Finance and
                                             Chief Financial Officer

INSTRUCTION: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.

                                    ATTENTION


   Intentional misstatements or omissions of fact constitute Federal Criminal
                        Violations (See 18 U.S.C. 1001).


                              General Instructions

1. This form is required by Rule 12b-25 (17 CFR 240.12b-25) of the General Rules and Regulations under the Securities Exchange Act of 1934.
2. One signed original and four conformed copies of this form and amendments thereto must be completed and filed with the Securities and Exchange Commission, Washington, D.C. 20549, in accordance with Rule 0-3 of the General Rules and Regulations under the Act. The information contained in or filed with the form will be made a matter of public record in the Commission files.
3. A manually signed copy of the form and amendments thereto shall be filed with each national securities exchange on which any class of securities of the registrant is registered.
4. Amendments to the notifications must also be filed on form 12b-25 but need not restate information that has been correctly furnished. The form shall be clearly identified as an amended notification.
5. Electronic Filers. This form shall not be used by electronic filers unable to timely file a report solely due to electronic difficulties. Filers unable to submit a report within the time period prescribed due to difficulties in electronic filing should comply with either Rule 201 or Rule 202 of Regulation S-T (ss.232.201 or ss.232.202 of this Chapter) or apply for an adjustment in filing date pursuant to Rule 13(b) of Regulation S-T (ss.232.13(b) of this Chapter).