Form 10-Q
period 2004-12-31
VICON INDUSTRIES INC /NY/
filed 2005-02-22
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


QUARTERLY  REPORT UNDER  SECTION 13 or 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934



For Quarter Ended  December 31, 2004               Commission File No.  1-7939
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

At December 31, 2004, the registrant had outstanding 4,562,429 shares of Common Stock, $.01 par value.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)

                                                 Three Months Ended
                                                 ------------------

                                           12/31/04               12/31/03
                                           --------               --------

Net sales                                $15,582,091            $14,337,736
Cost of sales                              9,713,864              8,491,185
                                         -----------            -----------
    Gross profit                           5,868,227              5,846,551

Operating expenses:
  Selling, general and
    administrative expense                 5,159,402              4,435,621
  Engineering & development expense        1,381,786              1,125,395
                                         -----------            -----------
                                           6,541,188              5,561,016

    Operating income (loss)                 (672,961)               285,535

Interest expense                              45,997                 51,391
Interest and other income                    (36,891)               (43,024)
Loss on sale of marketable securities         44,936                   -
                                         -----------            -----------

    Income (loss) before income taxes       (727,003)               277,168
Income tax expense                            13,000                155,000
                                         -----------            ------------

    Net income (loss)                    $  (740,003)           $   122,168
                                         ===========            ===========



Basic and diluted earnings
  (loss) per share                       $      (.16)           $       .03
                                         ===========            ===========


Shares used in computing earnings (loss) per share:

            Basic                          4,561,663              4,606,236
            Diluted                        4,561,663              4,790,995







See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

ASSETS                                              12/31/04         9/30/04
------                                              --------         -------
                                                   (Unaudited)
CURRENT ASSETS
--------------
Cash and cash equivalents                         $ 3,696,060     $ 6,063,198
Marketable securities                                  56,066       2,118,698
Accounts receivable, net                           11,959,622       9,661,563
Inventories:
  Parts, components, and materials                  3,022,180       3,239,461
  Work-in-process                                   3,794,519       3,675,122
  Finished products                                 6,760,830       5,758,990
                                                  -----------     -----------
                                                   13,577,529      12,673,573
Recoverable income taxes                              239,402         239,402
Prepaid expenses and other current assets             512,760         388,347
                                                  -----------     -----------
   TOTAL CURRENT ASSETS                            30,041,439      31,144,781

Property, plant and equipment                      18,771,201      18,324,603
Less accumulated depreciation and amortization    (11,581,923)    (11,234,174)
                                                 ------------     -----------
                                                    7,189,278       7,090,429
Other assets                                          637,518         631,807
                                                  -----------     -----------
   TOTAL ASSETS                                   $37,868,235     $38,867,017
                                                  ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
-------------------
Current maturities of long-term debt                  351,839         348,615
Accounts payable                                    3,028,059       3,282,671
Accrued compensation and employee benefits          1,915,697       2,048,417
Accrued expenses                                    1,358,443       1,541,888
Unearned revenue                                      693,908         792,073
Income taxes payable                                  202,104         337,632
                                                  -----------     -----------
   TOTAL CURRENT LIABILITIES                        7,550,050       8,351,296

Long-term debt                                      2,332,656       2,410,190
Unearned revenue                                      445,106         401,352
Other long-term liabilities                           931,448         790,834

SHAREHOLDERS' EQUITY
--------------------
Common stock, par value $.01                           48,502          48,490
Additional paid in capital                         22,507,788      22,505,100
Retained earnings                                   4,425,663       5,165,666
                                                  -----------     -----------
                                                   26,981,953      27,719,256
Less treasury stock, at cost                       (1,299,999)     (1,278,884)
Accumulated other comprehensive income              1,052,105         617,239
Deferred compensation                                (125,084)       (144,266)
                                                  -----------     -----------
   TOTAL SHAREHOLDERS' EQUITY                      26,608,975      26,913,345
                                                  -----------     -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $37,868,235     $38,867,017
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


                                                         Three Months Ended
                                                         ------------------

                                                      12/31/04       12/31/03
                                                      --------       --------
Cash flows from operating activities:
  Net income (loss)                                $  (740,003)   $   122,168
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
    Depreciation and amortization                      271,776        250,296
    Amortization of deferred compensation               19,182         19,182
    Stock compensation expense                            -            24,306
    Loss on sale of marketable securities               44,936           -
  Change in assets and liabilities:
      Accounts receivable, net                      (1,341,399)        69,303
      Inventories                                     (678,340)       146,361
      Recoverable income taxes                            -         1,827,290
      Prepaid expenses and other current assets       (113,267)        64,290
      Other assets                                      (2,514)        (8,355)
      Accounts payable                                (302,052)      (264,069)
      Accrued compensation and employee benefits      (146,486)      (187,449)
      Accrued expenses                                (191,987)      (174,629)
      Unearned revenue                                 (56,936)      (289,530)
      Income taxes payable                            (151,350)        51,228
      Other liabilities                                 86,263        104,557
                                                   ------------   -----------
       Net cash provided by (used in)
         operating activities                       (3,302,177)     1,754,949

Cash flows from investing activities:
  Capital expenditures                                (277,823)      (102,695)
  Acquisition, net of cash acquired                   (868,000)          -
  Net decrease (increase) in marketable securities   2,065,214        (35,350)
                                                   ------------   -----------
       Net cash provided by (used in)
         investing activities                          919,391       (138,045)

Cash flows from financing activities:
  Repayments of bank mortgage debt                     (87,893)       (81,896)
  Proceeds from exercise of stock options                2,700          5,280
  Repurchases of common stock                          (21,115)       (73,050)
                                                   ------------   -----------
       Net cash used in financing activities          (106,308)      (149,666)
                                                   ------------   -----------
Effect of exchange rate changes on cash                121,956         50,764
                                                   ------------   -----------

Net increase (decrease) in cash                     (2,367,138)     1,518,002
Cash at beginning of year                            6,063,198      4,836,148
                                                   ------------   -----------
Cash at end of period                              $ 3,696,060    $ 6,354,150
                                                   ============   ===========





See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------
                                December 31, 2004
                                -----------------


Note 1:  Basis of Presentation
-------  ---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2004. Certain prior year amounts have been reclassified to conform to the current period presentation.

Note 2:  Marketable Securities
-------  ---------------------

Marketable securities consist of mutual fund investments in U.S. government debt securities. Such securities are stated at market value and are classified as available-for-sale under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, with unrealized gains and losses reported in other comprehensive income as a component of shareholders' equity. The cost of such securities at December 31, 2004 was $57,125, with $1,059 of cumulative unrealized losses reported at December 31, 2004.

Note 3:  Accounts Receivable
-------  -------------------

Accounts receivable is stated net of an allowance for uncollectible accounts of $1,225,000 and $1,162,000 as of December 31, 2004 and September 30, 2004,
respectively.

Note 4:  Earnings per Share
-------  ------------------

Basic earnings (loss) per share (EPS) is computed based on the weighted average number of common shares outstanding for the period. Diluted EPS reflects the maximum dilution that would have resulted from the exercise of stock options and incremental common shares issuable under deferred compensation agreements. The following table provides the components of the basic and diluted EPS computations for the three month periods ended December 31, 2004 and 2003:

                                                         Three Months
                                                      Ended December 31,
                                                      ------------------
                                                      2004          2003
                                                      ----          ----

Basic EPS Computation
Net income (loss)...........................    $  (740,003)    $   122,168
Weighted average shares outstanding.........      4,561,663       4,606,236
Basic net income (loss) per share...........    $      (.16)    $       .03
                                                ===========     ===========

                                                          Three Months
                                                       Ended December 31,
                                                       ------------------
                                                       2004          2003
                                                       ----          ----

Diluted EPS Computation
Net income (loss)...........................    $  (740,003)    $   122,168

  Weighted average shares outstanding.......      4,561,663       4,606,236
  Stock options.............................           -            136,476
  Stock compensation arrangements...........           -             48,283
                                                 -----------     ----------

Diluted shares outstanding..................      4,561,663       4,790,995

Diluted net income (loss) per share.........    $      (.16)    $       .03
                                                ===========     ===========

For the three months ended  December 31, 2004,  227,785 shares have been omitted
from  the   calculation   of  diluted  EPS  as  their  effect  would  have  been
antidilutive.

Note 5:   Comprehensive Income (Loss)
-------   ---------------------------

The Company's total comprehensive income (loss) for the three month periods ended December 31, 2004 and 2003 was as follows:

                                                          Three Months
                                                       Ended December 31,
                                                       ------------------
                                                       2004          2003
                                                       ----          ----


Net income (loss)                                $   (740,003)  $   122,168
Other comprehensive income (loss), net of tax:
  Change in net unrealized gain (loss)
    on securities                                      47,518       (21,182)
  Unrealized loss on derivatives                      (54,350)     (129,410)
  Foreign currency translation adjustment             441,698       479,212
                                                  ------------  -----------
Comprehensive income (loss)                       $  (305,137)  $   450,788
                                                   ============  ===========


The accumulated other comprehensive income balances at December 31, 2004 and September 30, 2004 consisted of the following:

                                                  December 31,   September 30,
                                                      2004           2004
                                                   ----------    ----------
Foreign currency translation adjustment            $1,216,462      $ 774,764
Unrealized loss on derivatives                       (163,298)      (108,948)
Unrealized loss on securities                          (1,059)       (48,577)
                                                   -----------     ---------
Accumulated other comprehensive income             $1,052,105      $ 617,239
                                                   ===========     ==========

Note 6:   Segment and Related Information
-------   -------------------------------

The Company operates in one industry which encompasses the design, manufacture, assembly and marketing of video surveillance systems and system components for the electronic protection segment of the security industry. The Company manages its business segments primarily on a geographic basis. The Company's principal reportable segments are comprised of its United States (U.S.) and United Kingdom (Europe) based operations. Its U.S. based operations consists of Vicon Industries, Inc., the Company's corporate headquarters and principal operating entity. Its Europe based operations consist of Vicon Industries Limited and its newly acquired Videotronic subsidiary, which market and distribute the Company's products principally within Europe and the Middle East. The other segment includes the operations of TeleSite U.S.A., Inc. and subsidiary, an Israeli based designer and producer of digital video products.

The Company evaluates performance and allocates resources based on, among other things, the net profit or loss for each segment, excluding intersegment sales and profits. Segment information for the three month periods ended December 31, 2004 and 2003 was as follows:

Three Months Ended
December 31, 2004       U.S.       Europe      Other     Consolid.    Totals
-----------------       ----       ------      -----     ---------    ------

Net sales to
 external customers $10,752,000  $4,723,000 $  107,000  $    -     $15,582,000
Intersegment
 net sales            1,008,000       -      2,242,000  (3,250,000)      -
Net income (loss)      (534,000)   (152,000)    40,000     (94,000)   (740,000)
Total assets         26,355,000  10,360,000  3,451,000  (2,298,000) 37,868,000

Three Months Ended
December 31, 2003       U.S.       Europe      Other     Consolid.    Totals
-----------------       ----       ------      -----     ---------    ------

Net sales to
 external customers $ 9,255,000  $4,969,000 $  114,000 $     -    $14,338,000
Intersegment
 net sales            1,027,000       -      1,830,000 (2,857,000)      -
Net income (loss)      (319,000)    320,000    118,000      3,000     122,000
Total assets         31,701,000  10,274,000  3,806,000 (4,037,000) 41,744,000


The consolidating segment information above includes the elimination and consolidation of intersegment transactions.

Note 7:   Derivative Instruments
-------   ----------------------

At December 31, 2004, the Company had interest rate swaps and forward exchange contracts outstanding with notional amounts aggregating $1.7 million and $2.4 million, respectively, whose aggregate fair value was a liability of approximately $163,000. The change in the amount of the liability for these instruments is shown as a component of accumulated other comprehensive income.

Note 8:   Stock-Based Compensation
-------   ------------------------

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

In the Company's condensed consolidated financial statements, no compensation expense has been recognized for stock option grants issued under any of the Company's fixed stock option plans. Had compensation expense for stock option grants issued been determined under the fair value method of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share (EPS) for the three month periods ended December 31, 2004 and 2003 would have been:

                                                         Three Months
                                                      Ended December 31,
                                                      ------------------
                                                      2004          2003
                                                      ----          ----

Reported net income (loss)                      $  (740,003)    $   122,168
Stock-based compensation cost                       (34,048)        (36,303)
                                                -----------     -----------
Pro forma net income (loss)                     $  (774,051)    $    85,865
                                                ===========     ===========

Reported basic and diluted EPS                  $      (.16)    $       .03
Pro forma basic and diluted EPS                 $      (.17)    $       .02

Note 9:   Litigation
-------   ----------

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

Note 10:   Asset Purchase
--------   --------------

On October 1, 2004, the Company entered into an agreement to purchase all of the operating assets of Videotronic Infosystems GmbH ("Videotronic"), a German based video system supplier operating under insolvency protection, for 700,000 Eurodollars (approximately $868,000). The purchase was ratified by Videotronic's Creditors on November 26, 2004. The Company is presently evaluating the allocation of its purchase price among the assets acquired and expects to have such allocation completed by its second fiscal quarter ended March 31, 2005.

Note 11:   Recent Accounting Pronouncement
--------   -------------------------------

On December 16, 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted in fiscal periods beginning after June 15, 2005. The Company expects to adopt Statement 123(R) on July 1, 2005, the commencement of its fourth quarter of fiscal 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two prescribed methods. The "modified prospective" method requires compensation cost to be recognized based on the requirements of Statement 123(R) for all outstanding vested stock option grants and all share-based payments granted after the effective date. Such method allows for the use of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. The "modified retrospective" method includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The Company is currently evaluating which method it will use in adopting Statement 123(R) and the effect that the accounting change will have on its financial position and results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
-------  ------------------------------------


Results of Operations
---------------------
Three Months Ended December 31, 2004 Compared with December 31, 2003
--------------------------------------------------------------------


Net sales for the quarter ended December 31, 2004 increased 9% to $15.6 million compared with $14.3 million in the year ago period. Domestic sales decreased 3% to $7.8 million compared with $8.0 million in the year ago period. International sales for the quarter increased $1.5 million to $7.8 million compared with $6.3 million in the year ago period due principally to sales by the Company's new German based subsidiary, Videotronic, whose operating assets were acquired on October 1, 2004. International sales for the current quarter also included the shipment of a $2.2 million system order to one foreign customer. The backlog of unfilled orders was $5.1 million at December 31, 2004 compared with $4.7 million at September 30, 2004.

Gross profit margins for the first quarter of fiscal 2005 decreased to 37.7% compared with 40.8% in the year ago period due principally to reduced margins on sales of the Company's digital video server/recorder product line.

Operating expenses for the first quarter of fiscal 2005 increased $980,000 to $6.5 million compared with $5.6 million in the year ago period. The increase included $606,000 of operating expenses incurred by the Company's Videotronic subsidiary and $256,000 of additional engineering and development expenses as the Company continued to invest in new product development.

The Company incurred an operating loss of $673,000 in the first fiscal quarter of 2005 compared with an operating profit of $286,000 in the year ago period. The current quarter results included a $156,000 operating loss from the Company's Videotronic subsidiary as it transitioned from former bankruptcy protection.

Interest expense decreased to $46,000 for the first quarter of fiscal 2005 compared with $51,000 in the year ago period principally as a result of the paydown of bank borrowings.

Income tax expense for the first quarter of fiscal 2005 was $13,000 compared with $155,000 in the year ago period relating principally to profits reported by the Company's European operations. The Company has ceased recognizing tax benefits on its U.S. operating losses due to the uncertainty of its future realization.

As a result of the foregoing, the Company incurred a net loss of $740,000 for the first quarter of fiscal 2005 compared with a net profit of $122,000 in the year ago period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

Liquidity and Capital Resources
-------------------------------

Net cash used in operating activities was $3.3 million for the first quarter of fiscal 2005. In addition to the $740,000 net loss for the period, the Company's accounts receivable and inventories increased by $2 million, which included $746,000 from the Videotronic subsidiary. The Company further paid down certain prior year end accrued liabilities. Net cash provided by investing activities was $919,000 for the first quarter of fiscal 2005, which included a $2.1 million liquidation of marketable securities offset by the $868,000 acquisition of the Company's Videotronic subsidiary operating assets and $278,000 of general capital expenditures. Net cash used in financing activities was $106,000, which included $88,000 of scheduled repayments of bank mortgage loans and $21,000 of treasury stock repurchases. As a result of the foregoing, cash decreased by $2.4 million for the first quarter of fiscal 2005 after the effect of exchange rate changes on the cash position of the Company.

The Company's European based subsidiary maintains a bank overdraft facility of one million Pounds Sterling (approximately $1,920,000) to support its local working capital requirements. This facility expires in March 2005. At December 31, 2004 and September 30, 2004, there were no outstanding borrowings under this facility.

The following is a summary of the Company's long-term debt and material lease obligations as of December 31, 2004:

Fiscal         Debt                 Lease
 Year       Repayments           Commitments         Total
------      ----------           -----------         -----
 2005       $  265,000             $222,000       $  487,000
 2006          353,000              278,000          631,000
 2007          326,000              229,000          555,000
 2008        1,740,000               34,000        1,774,000

The Company presently believes that it has sufficient cash to meet its anticipated operating, capital expenditures and debt service requirements for at least the next twelve months. The Company has incurred operating losses in recent periods which, if continued, could limit the Company's ability to secure additional bank financing if needed.

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

Critical Accounting Policies
----------------------------

The Company's significant accounting policies are fully described in Note 1 to the Company's consolidated financial statements included in its September 30, 2004 Annual Report on Form 10-K. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Recent Accounting Pronouncement
-------------------------------

On December 16, 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted in fiscal periods beginning after June 15, 2005. The Company expects to adopt Statement 123(R) on July 1, 2005, the commencement of its fourth quarter of fiscal 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two prescribed methods. The "modified prospective" method requires compensation cost to be recognized based on the requirements of Statement 123(R) for all outstanding vested stock option grants and all share-based payments granted after the effective date. Such method allows for the use of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. The "modified retrospective" method includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The Company is currently evaluating which method it will use in adopting Statement 123(R) and the effect that the accounting change will have on its financial position and results of operations.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. The Company has a policy that prohibits the use of currency derivatives or other financial instruments for trading or speculative purposes.

The Company enters into forward exchange contracts to hedge certain foreign currency exposures and minimize the effect of such fluctuations on reported earnings and cash flow (see Note 7 "Derivative Instruments" to the accompanying condensed consolidated financial statements). The Company's ongoing foreign currency exchange risks include intercompany sales of product and services between subsidiary companies operating in differing functional currencies. At December 31, 2004, substantially all of such foreign currency transactions have been hedged by forward exchange contracts.

At December 31, 2004, the Company had $1.7 million of outstanding floating rate bank debt which was covered by an interest rate swap agreement that effectively converts the foregoing floating rate debt to a stated fixed rate (see "Note 6. Long-Term Debt" to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2004). Thus, the Company has substantially no net interest rate exposures on these instruments. However, the Company had approximately $748,000 of floating rate bank debt that is subject to interest rate risk as it was not covered by interest rate swap agreements. The Company does not believe that a 10% fluctuation in interest rates would have a material effect on its consolidated financial position and results of operations.

ITEM 4.  CONTROLS AND PROCEDURES
-------  -----------------------

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

Changes in Internal Controls
----------------------------

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

The Company's size dictates that it conducts business with a minimal number of financial and administrative employees, which inherently results in a lack of documented controls and segregation of duties within the Company and its operating subsidiaries. Management will continue to evaluate the employees involved and the control procedures in place, the risks associated with such lack of segregation and whether the potential benefits of adding employees to clearly segregate duties justifies the expense associated with such added personnel. In addition, management is aware that many of the internal controls that are in place at the Company are undocumented controls. The Company is working to document these controls to be in compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

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

ITEM 2 - CHANGES IN SECURITIES,  USE OF PROCEEDS AND ISSUER  PURCHASES OF EQUITY
--------------------------------------------------------------------------------
SECURITIES
----------

On April 26, 2001, the Company announced that its Board of Directors authorized the repurchase of up to $1 million of shares of the Company's common stock, which represented approximately 9.8% of shares outstanding on the announcement date. The following table summarizes repurchases of common stock for the three month period ended December 31, 2004:

                        Total
                        Number       Average      Approximate Dollar Value
                      of Shares     Price Paid    of Shares that May Yet Be
     Period          Purchased (1)  per Share   Purchased Under the Program
     ------          -------------  ---------   ----------------------------

10/01/04-10/31/04        4,500        $4.65               $459,664
11/01/04-11/30/04          -          $ -                 $459,664
12/01/04-12/31/04          -          $ -                 $459,664
                        ------        -----
      Total              4,500        $4.65
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

b) Reports on Form 8-K
   -------------------

          On December 7, 2004, the Company filed a Current Report on Form 8-K filing its press release announcing the Company's financial results for its quarter and fiscal year ended September 30, 2004.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



VICON INDUSTRIES, INC.





February 22, 2005




/s/ Kenneth M. Darby                         /s/ John M. Badke
--------------------                         --------------------
Kenneth M. Darby                             John M. Badke
Chairman and                                 Senior Vice President, Finance
Chief Executive Officer                      Chief Financial Officer