Form 10-Q
period 2005-03-31
VICON INDUSTRIES INC /NY/
filed 2005-05-16
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


QUARTERLY  REPORT UNDER  SECTION 13 or 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934



For Quarter Ended  March 31, 2005                  Commission File No.  1-7939
                   --------------                                       ------




                            Vicon Industries, Inc.
                            ---------------------

      New York State                                       11-2160665
      --------------                                       ----------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          identification No.)



            89 Arkay Drive, Hauppauge, New York                     11788
            -----------------------------------                     -----
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

                               Yes            No    X
                                                   ---


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934)

                               Yes            No    X
                                                   ---

At March 31, 2005, the registrant had outstanding 4,566,584 shares of Common Stock, $.01 par value.

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1. FINANCIAL STATEMENTS
----------------------------

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)

                                                Three Months Ended
                                                ------------------

                                           3/31/05                3/31/04
                                           -------                -------

Net sales                                $12,802,110            $12,234,953
Cost of sales                              8,094,317              7,710,157
                                         -----------            -----------
    Gross profit                           4,707,793              4,524,796

Operating expenses:
  Selling, general and
    administrative expense                 4,693,049              4,155,268
  Engineering & development expense        1,315,890              1,207,735
                                          ----------             ----------
                                           6,008,939              5,363,003

    Operating loss                        (1,301,146)              (838,207)

Interest expense                              42,967                 45,322
Interest and other income                     (5,794)               (61,389)
                                          ----------             ----------

    Loss before income taxes              (1,338,319)              (822,140)

Income tax expense                            42,000                 79,000
                                          ----------             ----------

    Loss before extraordinary gain        (1,380,319)              (901,140)

Extraordinary gain                           210,968                   -
                                         -----------             ----------

    Net loss                             $(1,169,351)           $  (901,140)
                                         ===========            ===========



Basic and diluted loss per share:
--------------------------------

Loss before extraordinary gain                  (.30)                  (.20)

Extraordinary gain                               .04                     -
                                         -----------            -----------

    Net loss                             $      (.26)           $      (.20)
                                         ===========            ===========


Shares used in computing basic
 and diluted loss per share                4,565,663              4,604,853





See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)


                                                Six Months Ended
                                                ----------------

                                           3/31/05                3/31/04
                                           -------                -------

Net sales                                $28,384,201            $26,572,688
Cost of sales                             17,808,181             16,201,341
                                          ----------             ----------
    Gross profit                          10,576,020             10,371,347

Operating expenses:
  Selling, general and
    administrative expense                 9,852,451              8,590,889
  Engineering & development expense        2,697,676              2,333,131
                                          ----------             ----------
                                          12,550,127             10,924,020

    Operating loss                        (1,974,107)              (552,673)

Interest expense                              88,964                 96,713
Interest and other income                    (42,685)              (104,413)
Loss on sale of marketable securities         44,936                   -
                                          ----------              ---------

    Loss before income taxes              (2,065,322)              (544,973)

Income tax expense                            55,000                234,000
                                          ----------              ---------

    Loss before extraordinary gain        (2,120,322)              (778,973)

Extraordinary gain                           210,968                   -
                                          ----------              ---------

    Net loss                             $(1,909,354)           $  (778,973)
                                         ===========            ===========



Basic and diluted loss per share:
---------------------------------

Loss before extraordinary gain                  (.46)                  (.17)

Extraordinary gain                               .04                     -
                                         -----------            -----------

    Net loss                             $      (.42)           $      (.17)
                                         ===========            ===========


Shares used in computing basic
 and diluted loss per share                4,563,642              4,605,548






See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

ASSETS                                               3/31/05        9/30/04
------                                               -------        -------
                                                   (Unaudited)
CURRENT ASSETS
--------------
Cash and cash equivalents                         $ 4,398,893     $ 6,063,198
Marketable securities                                  56,020       2,118,698
Accounts receivable, net                            9,836,455       9,661,563
Inventories:
  Parts, components, and materials                  2,802,176       3,239,461
  Work-in-process                                   2,651,820       3,675,122
  Finished products                                 7,558,073       5,758,990
                                                  -----------     -----------
                                                   13,012,069      12,673,573
Recoverable income taxes                                -             239,402
Prepaid expenses and other current assets             551,545         388,347
                                                  -----------     -----------
   TOTAL CURRENT ASSETS                            27,854,982      31,144,781

Property, plant and equipment                      18,877,752      18,324,603
Less accumulated depreciation and amortization    (11,842,577)    (11,234,174)
                                                  -----------     -----------
                                                    7,035,175       7,090,429
Other assets                                          633,161         631,807
                                                  -----------     -----------
   TOTAL ASSETS                                   $35,523,318     $38,867,017
                                                  ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
-------------------
Current maturities of long-term debt                  349,628         348,615
Accounts payable                                    2,241,480       3,282,671
Accrued compensation and employee benefits          2,375,086       2,048,417
Accrued expenses                                    1,571,021       1,541,888
Unearned revenue                                      515,062         792,073
Income taxes payable                                   58,204         337,632
                                                  -----------     -----------
   TOTAL CURRENT LIABILITIES                        7,110,481       8,351,296

Long-term debt                                      2,243,699       2,410,190
Unearned revenue                                      466,041         401,352
Other long-term liabilities                           346,605         790,834

SHAREHOLDERS' EQUITY
--------------------
Common stock, par value $.01                           48,544          48,490
Additional paid in capital                         22,450,568      22,505,100
Retained earnings                                   3,256,312       5,165,666
                                                  -----------     -----------
                                                   25,755,424      27,719,256
Less treasury stock, at cost                       (1,299,999)     (1,278,884)
Accumulated other comprehensive income              1,007,136         617,239
Deferred compensation                                (106,069)       (144,266)
                                                  -----------     -----------
   TOTAL SHAREHOLDERS' EQUITY                      25,356,492      26,913,345
                                                  -----------     -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $35,523,318     $38,867,017
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


                                                         Six Months Ended
                                                         ----------------

                                                       3/31/05       3/31/04
                                                       -------       -------
Cash flows from operating activities:
  Net loss                                         $(1,909,354)   $  (778,973)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                      553,632        490,722
    Amortization of deferred compensation               38,197         38,364
    Stock compensation expense                         (67,718)        25,428
    Extraordinary gain on acquisition                 (210,968)          -
    Loss on sale of marketable securities               44,936           -
  Change in assets and liabilities:
      Accounts receivable, net                         673,185        967,699
      Inventories                                      189,465       (225,785)
      Recoverable income taxes                         239,402      1,827,290
      Prepaid expenses and other current assets       (156,255)        28,414
      Other assets                                         971        (72,189)
      Accounts payable                              (1,119,140)      (172,784)
      Accrued compensation and employee benefits       283,244       (127,240)
      Accrued expenses                                  18,177       (172,197)
      Unearned revenue                                (218,214)      (455,020)
      Income taxes payable                            (292,323)       182,945
      Other liabilities                               (404,755)       175,324
                                                    ----------      ---------
       Net cash provided by (used in)
         operating activities                       (2,337,518)     1,731,998

Cash flows from investing activities:
  Capital expenditures                                (430,671)      (353,355)
  Acquisition, net of cash acquired                   (868,000)          -
  Net decrease (increase) in marketable securities   2,064,665        (69,911)
                                                    ----------      ---------
       Net cash provided by (used in)
         investing activities                          765,994       (423,266)

Cash flows from financing activities:
  Repayments of bank mortgage debt                    (175,561)      (165,327)
  Proceeds from exercise of stock options               13,240         22,006
  Repurchases of common stock                          (21,115)       (73,050)
                                                    ----------      ---------
       Net cash used in financing activities          (183,436)      (216,371)
                                                    ----------      ---------
Effect of exchange rate changes on cash                 90,655        (51,887)
                                                    ----------      ---------

Net increase (decrease) in cash                     (1,664,305)     1,040,474
Cash at beginning of year                            6,063,198      4,836,148
                                                   -----------    -----------
Cash at end of period                              $ 4,398,893    $ 5,876,622
                                                   ===========    ===========





See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------
                                 March 31, 2005
                                 --------------


Note 1: Basis of Presentation
-----------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2004. Certain prior year amounts have been reclassified to conform to the current period presentation.

Note 2: Marketable Securities
-----------------------------

Marketable securities consist of mutual fund investments in U.S. government debt securities. Such securities are stated at market value and are classified as available-for-sale under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, with unrealized gains and losses reported in other comprehensive income as a component of shareholders' equity. The cost of such securities at March 31, 2005 was $57,675, with $1,655 of cumulative unrealized losses reported at March 31, 2005.

Note 3: Accounts Receivable
---------------------------

Accounts receivable is stated net of an allowance for uncollectible accounts of $1,286,000 and $1,162,000 as of March 31, 2005 and September 30, 2004,
respectively.

Note 4: Earnings per Share
--------------------------

Basic earnings (loss) per share (EPS) is computed based on the weighted average number of common shares outstanding for the period. Diluted EPS reflects the maximum dilution that would have resulted from the exercise of stock options and incremental common shares issuable under deferred compensation agreements. The weighted average number of shares of common stock used in determining basic and diluted EPS was 4,565,663 and 4,604,853 for the three months ended March 31, 2005 and 2004, respectively. The weighted average number of shares of common stock used in determining basic and diluted EPS was 4,563,642 and 4,605,548 for the six months ended March 31, 2005 and 2004, respectively.

For the three months ended March 31, 2005 and 2004, 175,213 and 249,585 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive. For the six months ended March 31, 2005 and 2004, 201,499 and 217,172 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive.

Note 5: Comprehensive Income (Loss)
-----------------------------------

The Company's total comprehensive loss for the three month and six month periods ended March 31, 2005 and 2004 was as follows:

                                  Three Months               Six Months
                                Ended March 31,            Ended March 31,
                               -----------------          ----------------
                               2005         2004          2005         2004
                               ----         ----          ----         ----

Net loss                  $(1,169,351)  $  (901,140)  $(1,909,354) $  (778,973)
Other comprehensive income
 (loss), net of tax:
  Decrease (increase) in
   unrealized loss on
    securities                   (596)       16,354        46,922       (4,828)
  Unrealized gain (loss)
   on derivatives              93,825        92,524        39,475      (36,886)
  Foreign currency
   translation adjustment    (138,198)      130,208       303,500      609,420
                          -----------   -----------   -----------  -----------
Comprehensive loss        $(1,214,320)  $  (662,054)  $(1,519,457) $  (211,267)
                          ===========   ===========   ===========  ===========

The accumulated other comprehensive income balances at March 31, 2005 and September 30, 2004 consisted of the following:

                                                    March 31,    September 30,
                                                      2005           2004
                                                  ----------      ---------
Foreign currency translation adjustment           $1,078,264      $ 774,764
Unrealized loss on derivatives                       (69,473)      (108,948)
Unrealized loss on securities                         (1,655)       (48,577)
                                                  ----------      ---------
Accumulated other comprehensive income            $1,007,136      $ 617,239
                                                  ==========      =========

Note 6: Segment and Related Information
---------------------------------------

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

The Company evaluates performance and allocates resources based on, among other things, the net profit or loss for each segment, excluding intersegment sales and profits. Segment information for the three-month and six-month periods ended March 31, 2005 and 2004 was as follows:

Three Months Ended
March 31, 2005          U.S.       Europe      Other     Consolid.    Totals
--------------        ---------  ---------- ----------  ---------  ---------

Net sales to
 external customers $ 7,648,000  $5,026,000 $  128,000  $    -     $12,802,000
Intersegment
 net sales            1,032,000       -      1,987,000  (3,019,000)      -
Net income (loss)    (1,601,000)    197,000    187,000      48,000  (1,169,000)
Total assets         24,864,000   9,836,000  2,676,000  (1,853,000) 35,523,000

Three Months Ended
March 31, 2004          U.S.       Europe      Other     Consolid.    Totals
--------------      -----------  ---------- ----------  ---------- -----------

Net sales to
 external customers $ 7,864,000  $4,226,000 $  145,000  $    -     $12,235,000
Intersegment
 net sales            1,155,000       -      2,086,000  (3,241,000)      -
Net income (loss)    (1,065,000)    325,000   (109,000)    (52,000)   (901,000)
Total assets         30,182,000  10,234,000  4,729,000  (3,983,000) 41,162,000

Six Months Ended
March 31, 2005          U.S.       Europe      Other     Consolid.    Totals
--------------      -----------  ---------- ---------- ----------- ----------

Net sales to
 external customers $18,400,000  $9,749,000 $  235,000 $     -    $28,384,000
Intersegment
 net sales            2,040,000       -      4,229,000 (6,269,000)      -
Net income (loss)    (2,135,000)     45,000    227,000    (46,000) (1,909,000)
Total assets         24,864,000   9,836,000  2,676,000 (1,853,000) 35,523,000

Six Months Ended
March 31, 2004          U.S.       Europe      Other     Consolid.    Totals
--------------      -----------  ---------- ---------- ----------- ----------

Net sales to
 external customers $17,119,000  $9,195,000 $  259,000 $     -    $26,573,000
Intersegment
 net sales            2,182,000       -      3,916,000 (6,098,000)      -
Net income (loss)    (1,384,000)    645,000      8,000    (48,000)   (779,000)
Total assets         30,182,000  10,234,000  4,729,000 (3,983,000) 41,162,000


The consolidating segment information above includes the elimination and consolidation of intersegment transactions.

Note 7: Derivative Instrument
-----------------------------

At March 31, 2005, the Company had interest rate swaps and forward exchange contracts outstanding with notional amounts aggregating $1.7 million and $1.2 million, respectively, whose aggregate fair value was a liability of approximately $69,000. The change in the amount of the liability for these instruments is shown as a component of accumulated other comprehensive income.

Note 8: Stock-Based Compensation
--------------------------------

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

In the Company's condensed consolidated financial statements, no compensation expense has been recognized for stock option grants issued under any of the Company's fixed stock option plans. Had compensation expense for stock option grants issued been determined under the fair value method of SFAS No. 123, the Company's net loss and loss per share (EPS) for the three-month and six-month periods ended March 31, 2005 and 2004 would have been:

                                    Three Months             Six Months
                                   Ended March 31,         Ended March 31,
                                  ----------------        ----------------
                                  2005       2004        2005        2004
                                 ------     ------      ------      ------

Reported net loss             $(1,169,351) $(901,140) $(1,909,354)  $ (778,973)
Stock-based compensation cost     (38,056)   (50,720)     (97,123)    (112,126)
                              -----------  ---------  -----------   ----------
Pro forma net loss            $(1,207,407) $(951,860) $(2,006,477)  $ (891,099)
                              ===========  =========  ===========   ==========

Reported basic and diluted EPS   $ (.26)       $(.20)    $ (.42)      $ (.17)
Pro forma basic and diluted EPS  $ (.26)       $(.21)    $ (.44)      $ (.19)

Note 9: Litigation
------------------

The Company is one of several defendants in a patent infringement suit commenced by Lectrolarm Custom Systems, Inc. in May 2003 in the United States District Court for the Western District of Tennessee. The alleged infringement by the Company relates to its camera dome systems, which is a significant product line. Among other things, the suit seeks injunctive relief and unspecified damages. The Company and its outside patent counsel believe that the complaint against the Company is without merit. The Company is vigorously defending itself and is a party to a joint defense with certain other named defendants. The Company is unable to reasonably estimate a range of possible loss, if any, at this time. Although the Company believes that it has meritorious defenses to such claims, there is a possibility that an unfavorable outcome could ultimately occur that could result in a liability that is material to the Company's results of operations and financial position.

In connection with this suit, the Company filed a request with the U.S. Patent and Trademark Office for reexamination of the plaintiff's patent. Such request was granted by the U.S. Patent and Trademark Office, who found sufficient evidence to warrant a reexamination of the plaintiff's patent.

In the normal course of business, the Company is a party to certain other claims and litigation. Management believes that the settlement of such claims and litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations.

Note 10: Asset Purchase
-----------------------

On October 1, 2004, the Company entered into an agreement to purchase all of the operating assets of Videotronic Infosystems GmbH ("Videotronic"), a German based video system supplier operating under insolvency protection, for 700,000 Eurodollars (approximately $868,000). The purchase was ratified by Videotronic's Creditors on November 26, 2004. In the three month period ended March 31, 2005, the Company recognized a $211,000 extraordinary gain on the recovery of Videotronic net assets in excess of their allocated purchase price. Such gain includes adjustments to assigned values of accounts receivable, inventories, trade payables and severance liabilities.

Note 11: Recent Accounting Pronouncement
----------------------------------------

On December 16, 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted in annual reporting periods beginning after June 15, 2005. The Company expects to adopt Statement 123(R) on October 1, 2005.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------

Results of Operations
---------------------
Three Months Ended March 31, 2005 Compared with March 31, 2004
--------------------------------------------------------------

Net sales for the quarter ended March 31, 2005 increased 5% to $12.8 million compared with $12.2 million in the year ago period. Domestic sales decreased 11% to $6.2 million compared with $7.0 million in the year ago period. International sales for the quarter increased $1.4 million to $6.6 million compared with $5.2 million in the year ago period due principally to sales by the Company's German subsidiary, Videotronic, whose operating assets were acquired on October 1, 2004. The backlog of unfilled orders was $5.6 million at March 31, 2005 compared with $4.7 million at September 30, 2004.

Gross profit margins for the second quarter of fiscal 2005 decreased to 36.8% compared with 37.0% in the year ago period due principally to reduced margins on sales of the Company's digital video server/recorder product line. The Company has recently implemented plans that are expected to reduce the costs to produce this product line. The current period margins were benefited by the recognition of a $190,000 settlement of a supplier credit and the year ago period margins were negatively affected by a $182,000 provision for the writedown of a discontinued product line.

Operating expenses for the second quarter of fiscal 2005 increased $646,000 to $6.0 million compared with $5.4 million in the year ago period. The increase included $547,000 of operating expenses incurred by the Company's Videotronic subsidiary and a $90,000 performance based compensation charge associated with the introduction of the Company's network camera and video server product lines. The Company also recognized $103,000 of employee severance charges in the current quarter relating to certain staff restructurings. In the current quarter, the Company incurred $249,000 of legal expense ($1.1 million since inception in 2003) in the defense of a patent infringement suit.

The Company incurred an operating loss of $1.3 million in the second fiscal quarter of 2005 compared with an operating loss of $838,000 in the year ago period. The current quarter results included an $87,000 operating loss from the Company's Videotronic subsidiary as it transitioned from former bankruptcy protection.

Interest expense decreased to $43,000 for the second quarter of fiscal 2005 compared with $45,000 in the year ago period principally as a result of the paydown of bank borrowings. Interest and other income decreased to $6,000 for the second quarter of fiscal 2005 compared with $61,000 in the year ago period principally as a result of reduced investable funds during the current period.

Income tax expense for the second quarter of fiscal 2005 was $42,000 compared with $79,000 in the year ago period relating principally to profits reported by the Company's European operations. The Company has ceased recognizing tax benefits on its U.S. operating losses due to the uncertainty of its future realization.

An extraordinary gain of $211,000 was recorded in the second quarter of 2005 relating to the Company's acquisition of its Videotronic subsidiary. The gain represents the excess recovery of tangible net assets acquired in excess of the purchase price of the assets.

As a result of the foregoing, the Company incurred a net loss of $1.2 million for the second quarter of fiscal 2005 compared with a net loss of $901,000 in the year ago period.


Results of Operations
---------------------
Six Months Ended March 31, 2005 Compared with March 31, 2004
------------------------------------------------------------

Net sales for the six months ended March 31, 2005 increased 7% to $28.4 million compared with $26.6 million in the year ago period. Domestic sales decreased 7% to $14.0 million compared with $15.1 million in the year ago period. International sales for the current year period increased $2.9 million to $14.4 million compared with $11.5 million in the year ago period due principally to sales by the Company's German subsidiary, Videotronic, whose operating assets were acquired on October 1, 2004.

Gross profit margins for the first six months of fiscal 2005 decreased to 37.3% compared with 39.0% in the year ago period due principally to reduced margins on sales of the Company's digital video server/recorder product line.

Operating expenses for the first six months of fiscal 2005 increased $1.6 million to $12.5 million compared with $10.9 million in the year ago period. The increase included $1.2 million of operating expenses incurred by the Company's Videotronic subsidiary and $365,000 of additional engineering and development expenses as the Company continued to invest in new product development.

The Company incurred an operating loss of $2.0 million for the first six months of 2005 compared with an operating loss of $553,000 in the year ago period. The current year period results included a $243,000 operating loss from the Company's Videotronic subsidiary as it transitioned from former bankruptcy protection.

Interest expense decreased to $89,000 for the first six months of fiscal 2005 compared with $97,000 in the year ago period principally as a result of the paydown of bank borrowings. Interest and other income decreased to $43,000 for the first six months of fiscal 2005 compared with $104,000 in the year ago period principally as a result of reduced investable funds during the current period. During the current period, the Company also liquidated the principal portion of its investment in marketable securities that resulted in a $45,000 loss for the period.

Income tax expense for the first six months of fiscal 2005 was $55,000 compared with $234,000 in the year ago period relating principally to profits reported by the Company's European operations. The Company has ceased recognizing tax benefits on its U.S. operating losses due to the uncertainty of its future realization.

An extraordinary gain in the amount of $211,000 was recorded in the current year period relating to the Company's acquisition of its Videotronic subsidiary. The gain represents the excess recovery of tangible net assets acquired in excess of the purchase price of the assets.

As a result of the foregoing, the Company incurred a net loss of $1.9 million for the first six months of fiscal 2005 compared with a net loss of $779,000 in the year ago period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

Liquidity and Capital Resources
-------------------------------

Net cash used in operating activities was $2.3 million for the first six months of fiscal 2005. In addition to the $1.9 million net loss for the period, the Company paid down certain of its prior year-end liabilities. Net cash provided by investing activities was $766,000 for the first six months of fiscal 2005, which included a $2.1 million liquidation of marketable securities offset by the $868,000 acquisition of the Company's Videotronic subsidiary operating assets and $431,000 of general capital expenditures. Net cash used in financing activities was $183,000, which included $176,000 of scheduled repayments of bank mortgage loans and $21,000 of treasury stock repurchases. As a result of the foregoing, cash decreased by $1.7 million for the first six months of fiscal 2005 after the effect of exchange rate changes on the cash position of the Company.

The Company's European based subsidiary maintains a bank overdraft facility of one million Pounds Sterling (approximately $1,890,000) to support its local working capital requirements. This facility expires in February 2006. At March 31, 2005 and September 30, 2004, there were no outstanding borrowings under this facility.

The following is a summary of the Company's long-term debt and material lease obligations as of March 31, 2005:

Fiscal         Debt                 Lease
 Year       Repayments           Commitments         Total
------      ----------           -----------      ----------
 2005       $  177,000             $148,000       $  325,000
 2006          351,000              277,000          628,000
 2007          325,000              228,000          553,000
 2008        1,740,000               34,000        1,774,000

The Company has incurred operating losses in recent years which, if continued, could exhaust the Company's cash reserves and limit its ability to secure additional bank financing, if needed. The Company has instituted certain plans to preserve its cash, including cost cutting measures and inventory reduction initiatives. Based upon the achievement of such plans, the Company believes that it will have sufficient cash to meet its anticipated operating, capital expenditures and debt service requirements for at least the next twelve months.

The Company does not have any off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a material effect on the Company's financial condition, results of operations, liquidity, capital expenditures or capital resources.

The Company is one of several defendants in a patent infringement suit commenced by Lectrolarm Custom Systems, Inc. in May 2003 in the United States District Court for the Western District of Tennessee. The alleged infringement by the Company relates to its camera dome systems, which is a significant product line. Among other things, the suit seeks injunctive relief and unspecified damages. The Company and its outside patent counsel believe that the complaint against the Company is without merit. The Company is vigorously defending itself and is a party to a joint defense with certain other named defendants. The Company is unable to reasonably estimate a range of possible loss, if any, at this time. Although the Company believes that it has meritorious defenses to such claims, there is a possibility that an unfavorable outcome could ultimately occur that could result in a liability that is material to the Company's results of operations and financial position.

In connection with this suit, the Company filed a request with the U.S. Patent and Trademark Office for reexamination of the plaintiff's patent. Such request was granted by the U.S. Patent and Trademark Office, who found sufficient evidence to warrant a reexamination of the plaintiff's patent.

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

Recent Accounting Pronouncement
-------------------------------

On December 16, 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted in annual reporting periods beginning after June 15, 2005. The Company expects to adopt Statement 123(R) on October 1, 2005.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. The Company has a policy that prohibits the use of currency derivatives or other financial instruments for trading or speculative purposes.

The Company enters into forward exchange contracts to hedge certain foreign currency exposures and minimize the effect of such fluctuations on reported earnings and cash flow (see Note 7 "Derivative Instruments" to the accompanying condensed consolidated financial statements). The Company's ongoing foreign currency exchange risks include intercompany sales of product and services between subsidiary companies operating in differing functional currencies. At March 31, 2005, substantially all of such foreign currency transactions have been hedged by forward exchange contracts.

At March 31, 2005, the Company had $1.7 million of outstanding floating rate bank debt which was covered by an interest rate swap agreement that effectively converts the foregoing floating rate debt to a stated fixed rate (see "Note 6. Long-Term Debt" to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2004). Thus, the Company has substantially no net interest rate exposures on these instruments. However, the Company had approximately $721,000 of floating rate bank debt that is subject to interest rate risk as it was not covered by interest rate swap agreements. The Company does not believe that a 10% fluctuation in interest rates would have a material effect on its consolidated financial position and results of operations.


ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

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

PART II - OTHER INFORMATION
---------------------------

ITEM 1 - LEGAL PROCEEDINGS
--------------------------

The Company is one of several defendants in a patent infringement suit commenced by Lectrolarm Custom Systems, Inc. in May 2003 in the United States District Court for the Western District of Tennessee. The alleged infringement by the Company relates to its camera dome systems, which is a significant product line. Among other things, the suit seeks injunctive relief and unspecified damages. The Company and its outside patent counsel believe that the complaint against the Company is without merit. The Company is vigorously defending itself and is a party to a joint defense with certain other named defendants. The Company is unable to reasonably estimate a range of possible loss, if any, at this time. Although the Company believes that it has meritorious defenses to such claims, there is a possibility that an unfavorable outcome could ultimately occur that could result in a liability that is material to the Company's results of operations and financial position.

In connection with this suit, the Company filed a request with the U.S. Patent and Trademark Office for reexamination of the plaintiff's patent. Such request was granted by the U.S. Patent and Trademark Office, who found sufficient evidence to warrant a reexamination of the plaintiff's patent.

ITEM 2 - CHANGES IN SECURITIES,  USE OF PROCEEDS AND ISSUER  PURCHASES OF EQUITY
--------------------------------------------------------------------------------
SECURITIES
----------

On April 26, 2001, the Company announced that its Board of Directors authorized the repurchase of up to $1 million of shares of the Company's common stock, which represented approximately 9.8% of shares outstanding on the announcement date. The following table summarizes repurchases of common stock for the three month period ended March 31, 2005:

                        Total
                        Number       Average      Approximate Dollar Value
                      of Shares    Price Paid     of Shares that May Yet Be
     Period          Purchased (1)  per Share   Purchased Under the Program
     ------          ------------  ----------   ---------------------------

01/01/05-01/31/05          -          $ -                 $459,664
02/01/05-02/28/05          -          $ -                 $459,664
03/01/05-03/31/05          -          $ -                 $459,664
                        -----        -----
      Total                -          $ -


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

None

ITEM 5 - OTHER INFORMATION
--------------------------

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

a)        Exhibits
          --------

          10 Material Contracts

               (.1) Advice  of  Borrowing   Terms  between  the  Registrant  and
                    National Westminster Bank PLC dated March 18, 2005.

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

b)        Reports on Form 8-K
          -------------------

          On February 18, 2005, the Company filed a Current Report on Form 8-K filing its press release announcing the Company's financial results for its quarter ended December 31, 2004.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



VICON INDUSTRIES, INC.





May 16, 2005




/s/ Kenneth M. Darby                       /s/ John M. Badke
--------------------                       -----------------
Kenneth M. Darby                           John M. Badke
Chairman and                               Senior Vice President, Finance
Chief Executive Officer                    Chief Financial Officer