Form 10-Q
period 2005-06-30
VICON INDUSTRIES INC /NY/
filed 2005-08-15
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


QUARTERLY  REPORT UNDER  SECTION 13 or 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934



For Quarter Ended         June 30, 2005            Commission File No.  1-7939
                  ------------------------------                       --------




                             Vicon Industries, Inc.
                             ----------------------

           New York State                                   11-2160665
           --------------                                   ----------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      identification No.)



            89 Arkay Drive, Hauppauge, New York                     11788
-----------------------------------------------------------------------------
          (Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including area code:      (631) 952-2288
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

At June 30, 2005, the registrant had outstanding 4,569,584 shares of Common Stock, $.01 par value.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three Months Ended
                                                 ------------------

                                           6/30/05                6/30/04
                                           -------                -------

Net sales                                $13,990,499            $13,572,632
Cost of sales                              8,671,516              8,568,214
                                         -----------            -----------
    Gross profit                           5,318,983              5,004,418

Operating expenses:
  Selling, general and
    administrative expense                 4,864,210              4,116,256
  Engineering & development expense        1,016,147              1,247,498
                                         -----------            -----------
                                           5,880,357              5,363,754

    Operating loss                          (561,374)              (359,336)

Interest expense                              46,316                 44,400
Interest and other income                    (14,184)               (37,799)
                                         -----------            -----------

    Loss before income taxes                (593,506)              (365,937)

Income tax expense (benefit)                 (45,472)                59,000
                                         -----------            ------------

    Net loss                             $  (548,034)           $  (424,937)
                                         ===========            ===========



Basic and diluted loss per share         $      (.12)           $      (.09)
                                         ===========            ===========


Shares used in computing basic
 and diluted loss per share                4,569,584              4,605,671








See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Nine Months Ended
                                                 -----------------

                                           6/30/05                6/30/04
                                           -------                -------

Net sales                                $42,374,700            $40,145,320
Cost of sales                             26,479,697             24,769,555
                                         -----------            -----------
    Gross profit                          15,895,003             15,375,765

Operating expenses:
  Selling, general and
    administrative expense                14,716,661             12,707,147
  Engineering & development expense        3,713,823              3,580,628
                                         -----------            -----------
                                          18,430,484             16,287,775

    Operating loss                        (2,535,481)              (912,010)

Interest expense                             135,280                141,113
Interest and other income                    (56,869)              (142,213)
Loss on sale of marketable securities         44,936                   -
                                         -----------            -----------

    Loss before income taxes              (2,658,828)              (910,910)

Income tax expense                             9,528                293,000
                                         -----------            ------------

    Loss before extraordinary gain        (2,668,356)            (1,203,910)

Extraordinary gain                           210,968                   -
                                         -----------            -----------

    Net loss                             $(2,457,388)           $(1,203,910)
                                         ===========            ===========



Basic and diluted loss per share:

Loss before extraordinary gain           $      (.58)           $      (.26)

Extraordinary gain                               .04                   -
                                         -----------            -----------

    Net loss                             $      (.54)           $      (.26)
                                         ===========            ===========


Shares used in computing basic
 and diluted loss per share                4,565,622              4,605,589





See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS                                               6/30/05        9/30/04
------                                               -------        -------
                                                   (Unaudited)
CURRENT ASSETS
--------------
Cash and cash equivalents                         $ 5,033,106     $ 6,063,198
Marketable securities                                  57,030       2,118,698
Accounts receivable, net                           10,521,507       9,661,563
Inventories:
  Parts, components, and materials                  2,475,643       3,239,461
  Work-in-process                                   2,280,808       3,675,122
  Finished products                                 6,316,359       5,758,990
                                                  -----------     -----------
                                                   11,072,810      12,673,573
Recoverable income taxes                                -             239,402
Prepaid expenses and other current assets             441,778         388,347
                                                  -----------     -----------
   TOTAL CURRENT ASSETS                            27,126,231      31,144,781

Property, plant and equipment                      18,830,885      18,324,603
Less accumulated depreciation and amortization    (12,046,448)    (11,234,174)
                                                 ------------     -----------
                                                    6,784,437       7,090,429
Other assets                                          626,539         631,807
                                                  -----------     -----------
   TOTAL ASSETS                                   $34,537,207     $38,867,017
                                                  ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
-------------------
Current maturities of long-term debt                  350,067         348,615
Accounts payable                                    2,381,398       3,282,671
Accrued compensation and employee benefits          2,329,376       2,048,417
Accrued expenses                                    1,437,422       1,541,888
Unearned revenue                                      526,058         792,073
Income taxes payable                                    8,703         337,632
                                                  -----------     -----------
   TOTAL CURRENT LIABILITIES                        7,033,024       8,351,296

Long-term debt                                      2,150,325       2,410,190
Unearned revenue                                      605,674         401,352
Other long-term liabilities                           388,533         790,834

SHAREHOLDERS' EQUITY
Common stock, par value $.01                           48,574          48,490
Additional paid in capital                         22,459,478      22,505,100
Retained earnings                                   2,708,278       5,165,666
                                                  -----------     -----------
                                                   25,216,330      27,719,256
Less treasury stock, at cost                       (1,299,999)     (1,278,884)
Accumulated other comprehensive income                530,291         617,239
Deferred compensation                                 (86,971)       (144,266)
                                                  -----------     -----------
   TOTAL SHAREHOLDERS' EQUITY                      24,359,651      26,913,345
                                                  -----------     -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $34,537,207     $38,867,017
                                                  ===========     ===========





See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                        Nine Months Ended
                                                        -----------------

                                                      6/30/05         6/30/04
                                                      -------         -------
Cash flows from operating activities:
  Net loss                                         $(2,457,388)   $(1,203,910)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                      833,710        791,718
    Amortization of deferred compensation               57,295         57,545
    Stock compensation expense                         (67,718)        38,283
    Extraordinary gain on acquisition                 (210,968)          -
    Loss on sale of marketable securities               44,936           -
  Change in assets and liabilities:
      Accounts receivable, net                        (239,989)     1,371,067
      Inventories                                    2,014,547       (274,688)
      Recoverable income taxes                         239,402      1,796,690
      Prepaid expenses and other current assets        (57,577)       136,157
      Other assets                                       4,687        (71,356)
      Accounts payable                                (918,400)      (280,618)
      Accrued compensation and employee benefits       249,082       (118,324)
      Accrued expenses                                (102,524)      (383,733)
      Unearned revenue                                 (66,744)      (268,049)
      Income taxes payable                            (339,767)       152,487
      Other liabilities                               (379,871)       264,670
                                                   ------------   -----------
       Net cash provided by (used in)
         operating activities                       (1,397,287)     2,007,939

Cash flows from investing activities:
  Capital expenditures                                (543,950)      (468,071)
  Acquisition, net of cash acquired                   (868,000)          -
  Net decrease (increase) in marketable securities   2,064,099       (102,942)
                                                   ------------   -----------
       Net cash provided by (used in)
         investing activities                          652,149       (571,013)

Cash flows from financing activities:
  Repayments of bank mortgage debt                    (258,829)      (251,215)
  Proceeds from exercise of stock options               22,180         37,173
  Repurchases of common stock                          (21,115)      (152,430)
                                                   ------------   -----------
       Net cash used in financing activities          (257,764)      (366,472)
                                                   ------------   -----------
Effect of exchange rate changes on cash                (27,190)       (64,768)
                                                   ------------   -----------

Net increase (decrease) in cash                     (1,030,092)     1,005,686
Cash at beginning of year                            6,063,198      4,836,148
                                                   ------------   -----------
Cash at end of period                              $ 5,033,106    $ 5,841,834
                                                   ============   ===========





See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2005


Note 1:  Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2004. Certain prior year amounts have been reclassified to conform to the current period presentation.

Note 2:  Marketable Securities
------------------------------

Marketable securities consist of mutual fund investments in U.S. government debt securities. Such securities are stated at market value and are classified as available-for-sale under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, with unrealized gains and losses reported in other comprehensive income as a component of shareholders' equity. The cost of such securities at June 30, 2005 was $58,240, with $1,210 of cumulative unrealized losses reported at June 30, 2005.

Note 3:  Accounts Receivable
----------------------------

Accounts receivable is stated net of an allowance for uncollectible accounts of $1,355,000 and $1,162,000 as of June 30, 2005 and September 30, 2004,
respectively.

Note 4:  Earnings per Share
---------------------------

Basic earnings (loss) per share (EPS) is computed based on the weighted average number of common shares outstanding for the period. Diluted EPS reflects the maximum dilution that would have resulted from the exercise of stock options and incremental common shares issuable under deferred compensation agreements. The weighted average number of shares of common stock used in determining basic and diluted EPS was 4,569,584 and 4,605,671 for the three months ended June 30, 2005 and 2004, respectively. The weighted average number of shares of common stock used in determining basic and diluted EPS was 4,565,622 and 4,605,589 for the nine months ended June 30, 2005 and 2004, respectively.

For the three months ended June 30, 2005 and 2004, 100,631 and 294,995 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive. For the nine months ended June 30, 2005 and 2004, 167,876 and 243,113 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive.

Note 5:   Comprehensive Income (Loss)
-------------------------------------

The Company's total comprehensive loss for the three month and nine month periods ended June 30, 2005 and 2004 was as follows:

                                    Three Months               Nine Months
                                   Ended June 30,             Ended June 30,
                                   --------------             --------------
                                2005          2004          2005         2004
                                ----          ----          ----         ----

Net loss                  $  (548,034)  $  (424,937)  $(2,457,388) $(1,203,910)
Other comprehensive income
 (loss), net of tax:
  Decrease (increase) in
   unrealized loss on
    securities                    445       (77,664)       47,367      (82,493)
  Unrealized gain (loss)
   on derivatives             (17,044)      159,530        22,431      122,644
  Foreign currency
   translation adjustment    (460,246)     (140,227)     (156,746)     469,193
                          ------------   -----------  ------------ ------------
Comprehensive loss        $(1,024,879)  $  (483,298)  $(2,544,336) $  (694,566)
                          ===========   ============  ============ ============

The accumulated other comprehensive income balances at June 30, 2005 and September 30, 2004 consisted of the following:

                                                    June 30,     September 30,
                                                      2005            2004
                                                  ------------   ------------
Foreign currency translation adjustment           $  618,018      $ 774,764
Unrealized loss on derivatives                       (86,517)      (108,948)
Unrealized loss on securities                         (1,210)       (48,577)
                                                  -----------     ---------
Accumulated other comprehensive income            $  530,291      $ 617,239
                                                  ===========     ==========

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

The Company evaluates performance and allocates resources based on, among other things, the net profit or loss for each segment, excluding intersegment sales and profits. Segment information for the three-month and nine-month periods ended June 30, 2005 and 2004 was as follows:

Three Months Ended
June 30, 2005           U.S.       Europe      Other     Consolid.    Totals
---------------      ----------  ----------  ---------  ----------   -------

Net sales to
 external customers $ 8,584,000  $5,296,000 $  110,000  $    -     $13,990,000
Intersegment
 net sales              971,000       -        826,000  (1,797,000)      -
Net income (loss)      (490,000)   (160,000)    17,000      85,000    (548,000)
Total assets         24,567,000   9,787,000  2,302,000  (2,119,000) 34,537,000

Three Months Ended
June 30, 2004           U.S.       Europe      Other     Consolid.    Totals
-----------------    ----------  ----------  ---------  ----------   -------

Net sales to
 external customers $ 9,819,000  $3,681,000 $   73,000  $    -     $13,573,000
Intersegment
 net sales            1,364,000       -      1,322,000  (2,686,000)      -
Net income (loss)      (471,000)    116,000   (109,000)     39,000    (425,000)
Total assets         28,943,000  10,537,000  3,657,000  (2,979,000) 40,158,000

Nine Months Ended
June 30, 2005           U.S.       Europe      Other     Consolid.    Totals
-----------------    ----------  ----------  ---------  ----------   -------

Net sales to
 external customers $26,985,000 $15,045,000 $  345,000 $     -    $42,375,000
Intersegment
 net sales            3,011,000       -      5,055,000 (8,066,000)      -
Net income (loss)    (2,625,000)   (115,000)   244,000     39,000  (2,457,000)
Total assets         24,567,000   9,787,000  2,302,000 (2,119,000) 34,537,000

Nine Months Ended
June 30, 2004           U.S.       Europe      Other     Consolid.    Totals
-----------------    ----------  ----------  ---------  ----------   -------

Net sales to
 external customers $26,937,000 $12,876,000 $  332,000 $     -    $40,145,000
Intersegment
 net sales            3,546,000       -      5,238,000 (8,784,000)      -
Net income (loss)    (1,854,000)    760,000   (100,000)   (10,000) (1,204,000)
Total assets         28,943,000  10,537,000  3,657,000 (2,979,000) 40,158,000


The consolidating segment information above includes the elimination and consolidation of intersegment transactions.

Note 7:   Derivative Instruments
--------------------------------

At June 30, 2005, the Company had interest rate swaps outstanding with notional amounts aggregating $1.6 million, whose aggregate fair value was a liability of approximately $87,000. The change in the amount of the liability for these instruments is shown as a component of accumulated other comprehensive income.

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

In the Company's condensed consolidated financial statements, no compensation expense has been recognized for stock option grants issued under any of the Company's fixed stock option plans. Had compensation expense for stock option grants issued been determined under the fair value method of SFAS No. 123, the Company's net loss and loss per share (EPS) for the three-month and nine-month periods ended June 30, 2005 and 2004 would have been:

                                    Three Months            Nine Months
                                   Ended June 30,          Ended June 30,
                                   --------------          --------------
                                   2005       2004         2005         2004
                                   ----       ----         ----         ----

Reported net loss             $  (548,034) $(424,937) $(2,457,388) $(1,203,910)
Stock-based compensation cost     (50,381)   (28,946)    (147,504)     (92,728)
                              -----------  ---------  -----------  -----------
Pro forma net loss            $  (598,415) $(453,883) $(2,604,892) $(1,296,638)
                              ===========  =========  ===========  ===========

Reported basic and diluted EPS   $ (.12)     $ (.09)    $ (.54)      $ (.26)
Pro forma basic and diluted EPS  $ (.13)     $ (.10)    $ (.57)      $ (.28)

Note 9:   Litigation
--------------------

The Company is one of several defendants in a patent infringement suit commenced by Lectrolarm Custom Systems, Inc. in May 2003 in the United States District Court for the Western District of Tennessee. The alleged infringement by the Company relates to its camera dome systems and other products that represent significant sales to the Company. Among other things, the suit seeks injunctive relief and unspecified damages. The Company and its outside patent counsel believe that the complaint against the Company is without merit. The Company is vigorously defending itself and is a party to a joint defense with certain other named defendants. The Company is unable to reasonably estimate a range of possible loss, if any, at this time. Although the Company believes that it has meritorious defenses to such claims, there is a possibility that an unfavorable outcome could ultimately occur that could result in a liability that is material to the Company's results of operations and financial position.

In connection with this suit, the Company filed a request with the U.S. Patent and Trademark Office for reexamination of the plaintiff's patent. In April 2005, such request was granted by the U.S. Patent and Trademark Office, who found sufficient evidence to warrant a reexamination of the plaintiff's patent. In the normal course of business, the Company is a party to certain other claims and litigation. Management believes that the settlement of such claims and litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations.

Note 10:   Asset Purchase
-------------------------

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

Note 11:   Recent Accounting Pronouncement
------------------------------------------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------

Results of Operations
Three Months Ended June 30, 2005 Compared with June 30, 2004

Net sales for the quarter ended June 30, 2005 increased 3% to $14.0 million compared with $13.6 million in the year ago period. Domestic sales decreased 7% to $7.5 million compared with $8.1 million in the year ago period. International sales for the quarter increased 18% to $6.5 million compared with $5.5 million in the year ago period due principally to sales by the Company's German subsidiary, Videotronic, whose operating assets were acquired on October 1, 2004. The backlog of unfilled orders was $5.8 million at June 30, 2005 compared with $4.7 million at September 30, 2004.

Gross profit margins for the third quarter of fiscal 2005 increased to 38.0% compared with 36.9% in the year ago period. The prior year period margin was negatively impacted by a $316,000 charge for the phase out of a discontinued product line. Excluding the effects of this year ago period charge, the Company's margins declined as a result of reduced selling prices of its digital video server/recorder product line in the current year period. The Company has recently implemented plans that are expected to reduce the costs to produce this product line.

Operating expenses for the third quarter of fiscal 2005 increased $517,000 to $5.9 million compared with $5.4 million in the year ago period. The increase included $641,000 of operating expenses relating to the Company's Videotronic subsidiary offset, in part, by planned reductions in engineering and development expenses. In the current quarter, the Company incurred $184,000 of legal expense ($1.3 million since inception in 2003) in the defense of a patent infringement suit.

The Company incurred an operating loss of $561,000 in the third fiscal quarter of 2005 compared with an operating loss of $359,000 in the year ago period.

Interest expense increased slightly to $46,000 for the third quarter of fiscal 2005 compared with $44,000 in the year ago period. Interest and other income decreased to $14,000 compared with $38,000 in the year ago period principally as a result of reduced investable funds during the current period.

The Company recorded an income tax benefit of $45,000 for the third quarter of fiscal 2005 compared with income tax expense of $59,000 in the year ago period relating principally to the operating results of its European operations. The Company has ceased recognizing tax benefits on its U.S. operating losses due to the uncertainty of its future realization.

As a result of the foregoing, the Company incurred a net loss of $548,000 for the third quarter of fiscal 2005 compared with a net loss of $425,000 in the year ago period.

Results of Operations
Nine Months Ended June 30, 2005 Compared with June 30, 2004

Net sales for the nine months ended June 30, 2005 increased 6% to $42.4 million compared with $40.1 million in the year ago period. Domestic sales decreased 7% to $21.5 million compared with $23.1 million in the year ago period. International sales for the current year period increased 23% to $20.9 million compared with $17.0 million in the year ago period due principally to sales by the Company's German subsidiary, Videotronic, whose operating assets were acquired on October 1, 2004.

Gross profit margins for the first nine months of fiscal 2005 decreased to 37.5% compared with 38.3% in the year ago period due principally to reduced margins on sales of the Company's digital video server/recorder product line. In the year ago period, the Company recognized $498,000 of charges for the phase out of discontinued product lines.

Operating expenses for the first nine months of fiscal 2005 increased $2.1 million to $18.4 million compared with $16.3 million in the year ago period. The increase included $1.8 million of operating expenses incurred by the Company's Videotronic subsidiary and incremental engineering and development expenses as the Company continued to invest in new product development.

The Company incurred an operating loss of $2.5 million for the first nine months of 2005 compared with an operating loss of $912,000 in the year ago period. The current year period results included a $248,000 operating loss from the Company's Videotronic subsidiary as it transitioned from former bankruptcy protection.

Interest expense decreased to $135,000 for the first nine months of fiscal 2005 compared with $141,000 in the year ago period principally as a result of the paydown of bank borrowings. Interest and other income decreased to $57,000 for the first nine months of fiscal 2005 compared with $142,000 in the year ago period principally as a result of reduced investable funds during the current period. During the current period, the Company also liquidated the principal portion of its investment in marketable securities that resulted in a $45,000 loss for the period.

Income tax expense for the first nine months of fiscal 2005 was $10,000 compared with $293,000 in the year ago period relating principally to profits reported by the Company's European operations. The Company has ceased recognizing tax benefits on its U.S. operating losses due to the uncertainty of its future realization.

An extraordinary gain in the amount of $211,000 was recorded in the current year period relating to the Company's acquisition of its Videotronic subsidiary. The gain represents the excess recovery of tangible net assets acquired in excess of the purchase price of the assets.

As a result of the foregoing, the Company incurred a net loss of $2.5 million for the first nine months of fiscal 2005 compared with a net loss of $1.2 million in the year ago period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

Liquidity and Capital Resources

Net cash used in operating activities was $1.4 million for the first nine months of fiscal 2005 due principally to the $2.5 million net loss for the period offset, in part, by a $2.0 million reduction in inventories. Additionally, the Company paid down certain of its prior year-end liabilities. Net cash provided by investing activities was $652,000 for the first nine months of fiscal 2005, which included a $2.1 million liquidation of marketable securities offset by the $868,000 acquisition of the Company's Videotronic subsidiary operating assets and $544,000 of general capital expenditures. Net cash used in financing activities was $258,000, which included $259,000 of scheduled repayments of bank mortgage loans. As a result of the foregoing, cash decreased by $1.0 million for the first nine months of fiscal 2005 after the effect of exchange rate changes on the cash position of the Company.

The Company's European based subsidiary maintains a bank overdraft facility of one million Pounds Sterling (approximately $1,790,000) to support its local working capital requirements. This facility expires in February 2006. At June 30, 2005 and September 30, 2004, there were no outstanding borrowings under this facility.

The following is a summary of the Company's long-term debt and material lease obligations as of June 30, 2005:

Fiscal         Debt                 Lease
 Year       Repayments           Commitments         Total
------      ----------           -----------         -----
 2005       $   89,000             $ 73,000       $  162,000
 2006          349,000              276,000          625,000
 2007          322,000              227,000          549,000
 2008        1,740,000               32,000        1,772,000

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

The Company is one of several defendants in a patent infringement suit commenced by Lectrolarm Custom Systems, Inc. in May 2003 in the United States District Court for the Western District of Tennessee. The alleged infringement by the Company relates to its camera dome systems and other products that represent significant sales to the Company. Among other things, the suit seeks injunctive relief and unspecified damages. The Company and its outside patent counsel believe that the complaint against the Company is without merit. The Company is vigorously defending itself and is a party to a joint defense with certain other named defendants. The Company is unable to reasonably estimate a range of possible loss, if any, at this time. Although the Company believes that it has meritorious defenses to such claims, there is a possibility that an unfavorable outcome could ultimately occur that could result in a liability that is material to the Company's results of operations and financial position.

In connection with this suit, the Company filed a request with the U.S. Patent and Trademark Office for reexamination of the plaintiff's patent. In April 2005, such request was granted by the U.S. Patent and Trademark Office, who found sufficient evidence to warrant a reexamination of the plaintiff's patent.

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

At June 30, 2005, the Company had $1.6 million of outstanding floating rate bank debt which was covered by an interest rate swap agreement that effectively converts the foregoing floating rate debt to a stated fixed rate (see "Note 6. Long-Term Debt" to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2004). Thus, the Company has substantially no net interest rate exposures on these instruments. However, the Company had approximately $702,000 of floating rate bank debt that is subject to interest rate risk as it was not covered by interest rate swap agreements. The Company does not believe that a 10% fluctuation in interest rates would have a material effect on its consolidated financial position and results of operations.


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

PART II - OTHER INFORMATION
---------------------------

ITEM 1 - LEGAL PROCEEDINGS
--------------------------

The Company is one of several defendants in a patent infringement suit commenced by Lectrolarm Custom Systems, Inc. in May 2003 in the United States District Court for the Western District of Tennessee. The alleged infringement by the Company relates to its camera dome systems and other products that represent significant sales to the Company. Among other things, the suit seeks injunctive relief and unspecified damages. The Company and its outside patent counsel believe that the complaint against the Company is without merit. The Company is vigorously defending itself and is a party to a joint defense with certain other named defendants. The Company is unable to reasonably estimate a range of possible loss, if any, at this time. Although the Company believes that it has meritorious defenses to such claims, there is a possibility that an unfavorable outcome could ultimately occur that could result in a liability that is material to the Company's results of operations and financial position.

In connection with this suit, the Company filed a request with the U.S. Patent and Trademark Office for reexamination of the plaintiff's patent. In April 2005, such request was granted by the U.S. Patent and Trademark Office, who found sufficient evidence to warrant a reexamination of the plaintiff's patent.

ITEM 2 - CHANGES IN SECURITIES,  USE OF PROCEEDS AND ISSUER  PURCHASES OF EQUITY
--------------------------------------------------------------------------------
SECURITIES
----------

On April 26, 2001, the Company announced that its Board of Directors authorized the repurchase of up to $1 million of shares of the Company's common stock, which represented approximately 9.8% of shares outstanding on the announcement date. The following table summarizes repurchases of common stock for the three month period ended June 30, 2005:

                        Total
                        Number       Average      Approximate Dollar Value
                      of Shares    Price Paid     of Shares that May Yet Be
     Period          Purchased (1)  per Share   Purchased Under the Program
     ------          -------------  ---------   ----------------------------

04/01/05-04/30/05          -          $ -                 $459,664
05/01/05-05/31/05          -          $ -                 $459,664
06/01/05-06/30/05          -          $ -                 $459,664
                        ------        -----
      Total                -          $ -
                        ======        =====


(1) All repurchases were executed in open market transactions.



ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The Company's annual meeting was held on May 27, 2005.

Proposal 1:  Election of Directors
----------------------------------

The following directors were elected by the votes indicated:

                                   For               Withheld

Kenneth M. Darby                3,874,022             470,888
Arthur D. Roche                 3,852,687             492,223


The terms of the following directors continued after the meeting:

                         Clifton H. W. Maloney
                         Peter F. Neumann
                         W. Gregory Robertson

Proposal 2:  Ratification of Appointment of Independent Auditors
----------------------------------------------------------------

The selection of BDO Seidman, LLP as auditors was approved by the votes indicated:

                 For          Against       Abstain

              4,055,150       274,217        15,543


ITEM 5 - OTHER INFORMATION
--------------------------

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

a)   Exhibits
-------------


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

b) Reports on Form 8-K

     On May 17, 2005, the Company filed a Current Report on Form 8-K filing its press release announcing the Company's financial results for its quarter ended March 31, 2005.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



VICON INDUSTRIES, INC.





August 15, 2005




/s/ Kenneth M. Darby                       /s/ John M. Badke
--------------------                       --------------------
Kenneth M. Darby                           John M. Badke
Chairman and                               Senior Vice President, Finance
Chief Executive Officer                    Chief Financial Officer