Form 10-K
period 2005-09-30
VICON INDUSTRIES INC /NY/
filed 2005-12-29
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended:
September 30, 2005                               Commission File No.    1-7939
----------------------------------------------                       -----------


                             VICON INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            NEW YORK                                        11-2160665
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          identification No.)

89 Arkay Drive, Hauppauge, New York                                   11788
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:            (631) 952-2288
--------------------------------------------------------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, Par Value $.01
                                (Title of class)

                             American Stock Exchange
                   (Name of each exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                               Yes            No   X
                                   -------      -------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                               Yes            No   X
                                   -------      -------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)
                               Yes            No   X
                                   -------      -------

The aggregate market value of voting and non-voting Common Stock held by non-affiliates of the registrant based upon the closing price of $3.25 per share as of March 31, 2005 was approximately $9,480,000.

The number of shares outstanding of the registrant's Common Stock as of December 15, 2005 was 4,569,584.

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

Products
--------
The Company's product line consists of approximately 700 products, of which about half represent model variations. The Company's product line consists of various elements of a video system, including network video servers and related video management software, analog and IP cameras, digital recorders, display units (monitors), matrix switching equipment for video distribution, robotic camera dome systems, system controls, and consoles for system assembly. The Company provides a comprehensive line of products due to the many varied climatic and operational environments in which the products are expected to perform. In addition to selling from a standard catalog line, the Company at times produces to specification or will modify an existing product to meet a customer's requirements.

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

The Company's principal sales offices are located in Hauppauge, New York; Fareham, England; Zaventem, Belgium; and Neumunster, Germany.

International Sales
-------------------
The Company sells its products in Europe, Scandinavia and the Middle East through its U.K. based subsidiary and elsewhere outside the U.S. principally by direct export from its U.S. based parent company. In October 2004, the Company acquired all of the operating assets of Videotronic Infosystems GmbH, a 30-year old Germany based video system supplier, to expand its presence into the sizable German video security market. The Company has a few territorial exclusivity agreements with customers but primarily uses a wide range of installation companies and distributors in international markets. In Australia, Japan and Norway, the Company permits independent sales representatives to use the Company's name for marketing purposes.

Direct export sales and sales from the Company's foreign subsidiaries amounted to $27.0 million, $22.3 million and $21.1 million or 48%, 42% and 41% of consolidated net sales in fiscal years 2005, 2004, and 2003, respectively. The Company's principal foreign markets are Europe, the Middle East and the Pacific Rim, which together accounted for approximately 81% of international sales in fiscal 2005.

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

Engineering and Development
---------------------------
The Company's engineering and development is focused on new and improved video systems and system components. In recent years, the trend of product development and demand within the video security and surveillance market has been toward the application of digital technology, principally relating to the compression, transmission, storage, manipulation, imaging and display of digital video. As the demands of the Company's target market segment require the Company to keep pace with changes in technology, the Company has focused its engineering effort in these developing areas. During the past three years, the Company substantially increased its product development expenditures to meet the accelerating market shift to network capable (digital) video systems.
Development projects are chosen and prioritized based on direct customer feedback, the Company's analysis as to the needs of the marketplace, anticipated technological advances and market research.

At September 30, 2005, the Company employed a total of 40 engineers in the following areas: software development, mechanical design, manufacturing/testing and electrical and circuit design. Engineering and development expense amounted to approximately 9% of net sales in each of fiscal years 2005, 2004 and 2003.

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

Intellectual Property
---------------------
The Company owns, and has pending, a limited number of design and utility patents expiring at various times. The Company owns certain trademarks and several other trademark applications are pending both in the United States and in Europe. Most of the Company's key products employ proprietary software which is protected by copyright. The Company considers its software products to be unique and is a principal element in the differentiation of the Company's products from its competition. However, the laws of certain foreign countries do not protect intellectual property rights to the same extent or in the same manner as the laws of the U.S. The Company has no significant licenses, franchises or concessions with respect to any of its products or business dealings. In addition, the Company does not believe its limited number of patents or its lack of licenses, franchises and concessions to be of substantial significance. However, the Company is a defendant in a patent infringement suit as discussed in "Item 3 - Legal Proceedings", the outcome of which could possibly have a material effect on the Company's business.

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

Backlog
-------
The backlog of orders believed to be firm as of September 30, 2005 and 2004 was approximately $6.7 million and $4.7 million, respectively. Orders are generally cancelable without penalty at the option of the customer. The Company prefers that its backlog of orders not exceed its ability to fulfill such orders on a timely basis, since experience shows that long delivery schedules only encourage the Company's customers to look elsewhere for product availability.

Employees
---------
At September 30, 2005, the Company employed 218 full-time employees, of whom 9 are officers, 43 are in administration, 91 are in sales and technical service capacities, 40 are in engineering and 35 are production employees. At September 30, 2004, the Company employed 219 persons. There are no collective bargaining agreements with any of the Company's employees and the Company considers its relations with its employees to be good.

ITEM 2 - PROPERTIES
-------------------
The Company principally operates from an 80,000 square-foot facility located at 89 Arkay Drive, Hauppauge, New York, which it owns. The Company also owns a 14,000 square-foot sales, service and warehouse facility in southern England which services the U.K., Europe and the Middle East. In addition, the Company operates under leases from offices in Manchester, England; Zaventem, Belgium; Yavne, Israel; and Neumunster, Germany. The Company believes that its facilities are adequate to meet its current and foreseeable operating needs.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------
The Company is one of several defendants in a patent infringement suit commenced by Lectrolarm Custom Systems, Inc. in May 2003 in the United States District Court for the Western District of Tennessee. The alleged infringement by the Company relates to its camera dome systems and other products that represent significant sales to the Company. Among other things, the suit seeks injunctive relief and unspecified damages. The Company and its outside patent counsel believe that the complaint against the Company is without merit. The Company is vigorously defending itself and is a party to a joint defense with certain other named defendants. The Company is unable to reasonably estimate a range of possible loss, if any, at this time. Although the Company believes that it has meritorious defenses to such claims, there is a possibility that an unfavorable outcome could ultimately occur that could result in a liability that is material to the Company's results of operations and financial position. The Company may attempt to settle the case. However, there can be no assurance that any settlement can be reached.

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

          Quarter
           Ended            High        Low
          -------           ----        ----
          Fiscal 2005
          -----------
          December          5.75        4.33
          March             4.74        3.23
          June              3.72        2.55
          September         4.80        2.50

          Fiscal 2004
          -----------
          December          4.74        3.90
          March             5.25        4.53
          June             11.49        4.00
          September         5.15        4.47




The last sale price of the Company's Common Stock on December 15, 2005 as reported on AMEX was $3.13 per share. As of December 15, 2005, there were approximately 205 shareholders of record.

The Company has never declared or paid cash dividends on its Common Stock and anticipates that any earnings in the foreseeable future will be retained to finance the growth and development of its business.

On April 26, 2001, the Company announced that its Board of Directors authorized the repurchase of up to $1 million of shares of the Company's common stock, which represented approximately 9.8% of shares outstanding on the announcement date. The following table summarizes repurchases of common stock for the three month period ended September 30, 2005:

                        Total
                        Number       Average      Approximate Dollar Value
                      of Shares    Price Paid     of Shares that May Yet Be
     Period          Purchased (1)  per Share   Purchased Under the Program
     ------          -------------  ---------   ----------------------------

07/01/05-07/31/05          -          $  -                $459,664
08/01/05-08/31/05          -          $  -                $459,664
09/01/05-09/30/05          -          $  -                $459,664
                        ------        -----
      Total                -          $  -
                        ======        ======


(1) All repurchases were executed in open market transactions.





ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

FISCAL YEAR                  2005        2004        2003      2002       2001
                             ----        ----        ----      ----       ----

                                   (in thousands, except per share data)

Net sales                  $56,056     $53,533     $51,954   $54,168    $65,365
Gross profit                20,996      19,711      19,091    18,218     21,686
Operating loss              (2,931)     (2,226)     (1,677)   (2,180)      (418)
Income(loss)before
  income taxes              (3,069)     (2,210)     (1,739)   (2,349)     2,307
Net income(loss) (1)        (2,885)     (2,691)     (4,874)   (1,579)     1,497
Earnings(loss)per share(1):
  Basic and Diluted           (.63)       (.59)      (1.05)     (.34)       .32
Total assets                34,192      38,867      41,893    47,426     51,926
Long-term debt               2,062       2,410       2,732     3,040      3,498
Working capital             19,713      22,793      25,333    27,827     30,005
Property, plant and
  equipment (net)            6,616       7,090       7,286     7,666      8,139





(1) Fiscal 2003 includes the effects of the Company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", on October 1, 2002.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

RESULTS OF OPERATIONS
---------------------
Fiscal Year 2005 Compared with 2004
-----------------------------------
Net sales for 2005 increased 5% to $56.1 million compared with $53.5 million in 2004. Net sales for 2005 included $6.2 million of sales from the Company's German subsidiary, Videotronic, whose operating assets were acquired on October 1, 2004. Domestic sales decreased 7% to $29.1 million compared with $31.2 million in 2004. International sales, excluding the Company's Videotronic subsidiary, decreased 7% to $20.8 million compared with $22.3 million in 2004. The backlog of unfilled orders was $6.7 million at September 30, 2005 compared with $4.7 million at September 30, 2004.

Gross profit margins for 2005 increased to 37.5% compared with 36.8% in 2004. The 2004 margin was negatively impacted by $1.1 million (2.1%) of charges for the phase out of certain discontinued product lines. Excluding the effects of these year ago period charges, the Company's 2005 margins declined as a result of reduced selling prices on its digital video server/recorder product line.

Operating expenses for 2005 increased to $23.9 million or 42.7% of net sales compared with $21.9 million or 41.0% of net sales in 2004. The increase included $2.3 million of operating expenses incurred by the Company's Videotronic subsidiary. In 2005 and 2004, the Company incurred $661,000 and $562,000, respectively, of legal expense in the defense of a patent infringement suit ($1.3 million since inception in 2003). In addition, the Company continued to invest in new product development in 2005, incurring $4.8 million of engineering and development expenses compared with $4.9 million in 2004.

The Company incurred an operating loss of $2.9 million in 2005 compared with a loss of $2.2 million in 2004. The current year results include a $357,000 operating loss from the Company's Videotronic subsidiary as it transitioned from former bankruptcy protection.

Interest expense decreased to $181,000 for 2005 compared with $187,000 in 2004 principally as a result of the paydown of bank borrowings offset, in part, by the effect of increased interest rates during 2005. Interest and other income decreased to $88,000 for 2005 compared with $204,000 in 2004 principally as a result of reduced investable funds during the current year. During 2005, the Company also liquidated the principal portion of its investment in marketable securities, resulting in a $45,000 loss for the year.

Income tax expense for 2005 was $27,000 compared with $481,000 in 2004 relating principally to profits reported by the Company's European operation. The Company has ceased recognizing tax benefits on its U.S. operating losses due to the uncertainty of its future realization.

An extraordinary gain in the amount of $211,000 was recorded in 2005 relating to the Company's acquisition of its Videotronic subsidiary. The gain represents the recovery of tangible net assets acquired in excess of the purchase price of the assets.

As a result of the foregoing, the Company incurred a net loss of $2.9 million in 2005 compared with a net loss of $2.7 million in 2004.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Net cash used in operating activities was $514,000 for 2005 due primarily to the $2.9 million net loss incurred for the year offset, in part, by a $2.6 million reduction in inventories. Net cash provided by investing activities was $574,000 for 2005, which included a $2.0 million liquidation of marketable securities offset by the $868,000 acquisition of the Company's Videotronic subsidiary operating assets and $557,000 of general capital expenditures. Net cash used in financing activities was $285,000 in 2005, which included $286,000 of scheduled repayments of bank mortgage loans. As a result of the foregoing, cash decreased by $245,000 for 2005 after the effect of exchange rate changes on the cash position of the Company.

The Company's European based subsidiary maintains a bank overdraft facility that provides for maximum borrowings of one million Pounds Sterling (approximately $1,770,000) to support its local working capital requirements. This facility expires in February 2006. At September 30, 2005 and 2004, there were no outstanding borrowings under this facility.

The following is a summary of the Company's long-term debt and material operating lease obligations as of September 30, 2005:

              Debt                 Lease
Year       Repayments           Commitments         Total
----       ----------           -----------         -----
2006       $  409,000             $329,000       $  738,000
2007          322,000              174,000          496,000
2008        1,740,000               37,000        1,777,000

The Company has incurred operating losses in recent years which, if continued, could exhaust the Company's cash reserves and limit its ability to secure additional bank financing, if needed. The Company has instituted certain plans to preserve its cash, including cost cutting measures and inventory reduction initiatives. Based upon the achievement of such plans, the Company believes that it will have sufficient cash to meet its anticipated operating costs, capital expenditures and debt service requirements for at least the next twelve months.

The Company does not have any off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a material effect on the Company's financial condition, results of operations, liquidity, capital expenditures or capital resources.

The Company is one of several defendants in a patent infringement suit commenced by Lectrolarm Custom Systems, Inc. in May 2003 in the United States District Court for the Western District of Tennessee. The alleged infringement by the Company relates to its camera dome systems and other products that represent significant sales to the Company. Among other things, the suit seeks injunctive relief and unspecified damages. The Company and its outside patent counsel believe that the complaint against the Company is without merit. The Company is vigorously defending itself and is a party to a joint defense with certain other named defendants. The Company is unable to reasonably estimate a range of possible loss, if any, at this time. Although the Company believes that it has meritorious defenses to such claims, there is a possibility that an unfavorable outcome could ultimately occur that could result in a liability that is material to the Company's results of operations and financial position. The Company may attempt to settle the case. However, there can be no assurance that any settlement can be reached.

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

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured. As it relates to product sales, revenue is generally recognized when products are sold and title is passed to the customer. Shipping and handling costs are included in cost of sales. Advance service billings under a national supply contract with one customer are deferred and recognized as revenues on a pro rata basis over the term of the service agreement. Pursuant to the adoption of EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables", the Company evaluates multiple-element revenue arrangements for separate units of accounting, and follows appropriate revenue recognition policies for each separate unit. Elements are considered separate units of accounting provided that (i) the delivered item has stand-alone value to the customer, (ii) there is objective and reliable evidence of the fair value of the delivered item, and (iii) if a general right of return exists relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially within the control of the Company. As applied to the Company, under arrangements involving the sale of product and the provision of services, product sales are recognized as revenue when the products are sold and title is passed to the customer, and service revenue is recognized as services are performed. For products that include more than incidental software, and for separate licenses of the Company's software products, the Company recognizes revenue in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition", as amended.

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

Recent Accounting Pronouncements
--------------------------------
As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock-Based
Compensation". SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two prescribed methods. The "modified prospective" method requires compensation cost to be recognized based on the requirements of SFAS No. 123(R) for all outstanding vested stock option grants and all share-based payments granted after the effective date. Such method allows for the use of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The "modified retrospective" method includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company has adopted Statement 123(R) on October 1, 2005. The adoption of this statement will have the effect of reducing net income and earnings per share or increasing net loss and net loss per share as compared to what would have been reported under the current requirements. The Company is presently unable to determine the precise future annual impact of this statement on its results of operations since such determination would require knowledge of future events and facts unknown to the Company at this time. However, at September 30, 2005, the Company had 294,253 unvested options on which future compensation cost will be recognized.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4", which adopts wording from the International Accounting Standards Board's IAS 2, "Inventories", in an effort to improve the comparability of cross-border financial reporting. The new standard indicates that abnormal freight, handling costs and wasted materials are required to be treated as current period charges rather than as a portion of inventory costs. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. SFAS No. 151 will become effective for the Company's fiscal year ending September 30, 2006. The Company does not expect that the adoption of SFAS No. 151 will have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 is effective for the Company's fiscal year ending September 30, 2007 and requires retrospective application to prior period financial statements of voluntary changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. The Company's consolidated financial position, results of operations or cash flows will only be impacted by SFAS No. 154 if it implements a voluntary change in accounting principle or correct accounting errors in future periods.

Foreign Currency Activity
-------------------------
The  Company's  foreign  exchange   exposure  is  principally   limited  to  the
relationship of the U.S. dollar to the British pound sterling, the Euro and the Israeli shekel.

Sales by the Company's U.K. and German based subsidiaries to customers in Europe and the Middle East are made in British pounds sterling (pounds) or Eurodollars (Euros). In fiscal 2005, approximately $4.1 million of products were sold by the Company to its U.K. based subsidiary for resale. The Company attempts to minimize its currency exposure on intercompany sales through the purchase of forward exchange contracts.

The Company's Israeli based subsidiary incurs Shekel based operating expenses which are funded by the Company in U.S. dollars. In past years, the Company had purchased forward exchange contracts to minimize its currency exposure on these expenses during periods of favorable fluctuating exchange rates.

As of September 30, 2005, the Company had forward exchange contracts outstanding with notional amounts aggregating $1.2 million. The Company also attempts to reduce the impact of an unfavorable exchange rate condition through cost reductions from its suppliers and shifting product sourcing to suppliers transacting in more stable and favorable currencies.

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

The Company enters into forward exchange contracts to hedge certain foreign currency exposures and minimize the effect of such fluctuations on reported earnings and cash flow (see "Foreign Currency Activity", Note 1 "Derivative Instruments" and "Fair Value of Financial Instruments" to the accompanying financial statements). At September 30, 2005, the Company's foreign currency exchange risks included an aggregate $1.8 million of intercompany account balances between the Company and its subsidiaries, which are short term and will be settled in fiscal 2006. The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant.

At September 30, 2005, a 10% strengthening or weakening of the U.S. dollar versus the British pound would result in a $180,000 decrease or increase, respectively, in the intercompany accounts receivable balance. Certain of such foreign currency exchange risk at September 30, 2005 has been hedged by $1.2 million of forward exchange contracts.

At September 30, 2005, the Company had $1.6 million of outstanding floating rate bank debt which was covered by an interest rate swap agreement that effectively converts the foregoing floating rate debt to stated fixed rates (see "Note 6. Long-Term Debt" to the accompanying financial statements). Thus, the Company has substantially no net interest rate exposures on these instruments. However, the Company had approximately $736,000 of floating rate bank debt that is subject to interest rate risk as it was not covered by an interest rate swap agreement. The Company does not believe that a 10% fluctuation in interest rates would have a material effect on its consolidated financial position and results of operations.

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

Changes in Internal Controls
----------------------------
There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the fiscal year ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

ITEM 9B - OTHER INFORMATION
---------------------------
None.

                                    PART III
                                    --------

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The Executive Officers and Directors of the Company are as follows:

           Name              Age                    Position
           ----              ---                    --------
      Kenneth M. Darby        59      Chairman of the Board, President and Chief
                                        Executive Officer
      Thomas Finstein         48      Executive Vice President, Products
                                        and Operations
      John M. Badke           46      Senior Vice President, Finance and
                                        Chief Financial Officer
      Peter A. Horn           50      Vice President, Operations
      Bret M. McGowan         40      Vice President, U.S. Sales and Marketing
      Yacov A. Pshtissky      54      Vice President, Technology and Development
      Joan L. Wolf            51      Executive Administrator and
                                        Corporate Secretary
      Christopher J. Wall     52      Managing Director, Vicon Industries Ltd.
      Yigal Abiri             56      General Manager, Vicon Systems Ltd.
      Clifton H.W. Maloney    68      Director
      Peter F. Neumann        71      Director
      W. Gregory Robertson    62      Director
      Arthur D. Roche         67      Director


The business experience, principal occupations and employment, as well as period of service, of each of the officers and directors of the Company during at least the last five years are set forth below.

Kenneth M. Darby - Chairman of the Board, President and Chief Executive Officer. Mr. Darby has served as Chairman of the Board since April 1999, as Chief Executive Officer since April 1992 and as President since October 1991. He has served as a director since 1987. Mr. Darby also served as Chief Operating Officer and as Executive Vice President, Vice President, Finance and Treasurer of the Company. He joined the Company in 1978 as Controller after more than nine years at Peat Marwick Mitchell & Co., a public accounting firm. Mr. Darby's current term on the Board ends in May 2008.

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

Bret M. McGowan - Vice President, Marketing. Mr. McGowan was promoted to Vice President, U.S. Sales and Marketing in April 2005. From 2001 to 2005, he served as Vice President, Marketing. Previously, he served as Director of Marketing since 1998 and as Marketing Manager since 1994. He joined the Company in 1993 as a Marketing Specialist.

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

Arthur D. Roche - Director. Mr. Roche has been a director of the Company since 1992. He served as Executive Vice President and co-participant in the Office of the President of the Company from August 1993 until his retirement in November 1999. For the six months prior to that time, Mr. Roche provided consulting services to the Company. In October 1991, Mr. Roche retired as a partner of Arthur Andersen & Co., an international accounting firm which he joined in 1960. His current term on the Board ends in May 2008.

There are no family relationships between any director, executive officer or person nominated or chosen by the Company to become a director or officer.

Audit Committee Financial Expert
--------------------------------
All independent directors are members of the Audit Committee. The Board of Directors has determined that Arthur D. Roche, Chairman of the Audit Committee, qualifies as an "Audit Committee Financial Expert", as defined by Securities and Exchange Commission Rules, based on his education, experience and background. Mr. Roche is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics
--------------
The Company has adopted a Code of Ethics that applies to all its employees, including its chief executive officer, chief financial and accounting officer, controller, and any persons performing similar functions. Such Code of Ethics is published on the Company's internet website (www.vicon-cctv.com).

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------
Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended September 30, 2005 and certain written representations that no Form 5 is required, no person who, at any time during the year ended September 30, 2005 was a director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the year ended September 30, 2005, except that a director and three officers each filed one late report on Form 3 as to their director and officer appointments, respectively, and as to grants of stock options to such individuals.

ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------
The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during 2005, 2004 and 2003 by the Chief Executive Officer and the Company's most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during any such year.

                                                 SUMMARY COMPENSATION TABLE
                                                 --------------------------
                                                                        Long-Term Compensation
                                                                        ----------------------
                                       Annual Compensation                Awards         Payouts
                                       -------------------                ------         -------
                                                     Other                                     All
                                                     Annual  Restricted  Securities           Other
Name and                                             Compen-   Stock     Underlying   LTIP   Compen-
Principal Position      Year  Salary     Bonus       sation    Award     Options (#) Payouts sation
------------------      ----  -------   -------      ------  ----------  ----------- ------- ------
Kenneth M. Darby        2005  $298,462  $ 75,000 (1)    -        -            -         -       -
 Chairman and           2004   310,000    75,000 (1)    -        -            -         -       -
  Chief Executive       2003   310,000    75,000 (1)    -        -         100,000      -       -
   Officer

Thomas Finstein         2005  $225,000  $ 35,000 (1)    -        -          10,000      -       -
 Executive              2004    90,000    20,000 (2)    -        -          20,000      -       -
  Vice President        2003      -         -           -        -            -         -       -

John M. Badke           2005  $165,000  $ 35,000 (1)    -        -           5,000      -       -
 Senior Vice President  2004   152,000    35,000 (1)    -        -            -         -       -
  and Chief Financial   2003   145,000    35,000 (1)    -        -          25,000      -       -
   Officer

Christopher J. Wall     2005  $176,000  $ 14,000 (3)    -        -           5,000      -       -
 Managing Director      2004   148,000   113,000 (3)    -        -            -         -       -
  Vicon Industries Ltd. 2003   129,000    89,000 (3)    -        -          20,000      -       -

Yigal Abiri             2005  $160,000  $   -           -        -            -         -   $ 90,000 (6)
 General Manager        2004   160,000    10,725 (4)    -        -            -         -     66,946 (5)
  Vicon Systems Ltd.    2003   125,000    25,000 (4)    -        -          10,000      -    620,000 (6)



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

OPTION GRANTS IN LAST FISCAL YEAR
---------------------------------
                                                            Potential Realizable
                           Individual Grants                   Value at Assumed
                           -----------------               Annual Rates of Stock
                          % of Total                          Price Appreciation
                  No. of  Granted to    Exercise               for Option Term
                 Options  Employees in   Price    Expiration -------------------
Name             Granted  Fiscal Year  Per Share     Date        5%       10%
-------------    ------- ------------- --------- -----------  --------  -------

Thomas Finstein   10,000      11.6%      $3.00       5/11     $10,203   $ 23,147
John Badke         5,000       5.8%      $3.00       5/11     $ 5,101   $ 11,573
Christoper Wall    5,000       5.8%      $3.00       5/11     $ 5,101   $ 11,573


Options granted in the year ended September 30, 2005 were issued under the 1999 Incentive Stock Option Plan, the 2002 Non-Qualified Stock Option Plan and the 2002 Incentive Stock Option Plan and are exercisable as follows: up to 30% of the shares on the second anniversary of the grant date, an additional 30% of the shares on the third anniversary of the grant date, and the balance of the shares on the fourth anniversary of the grant date, except that no option is exercisable after the expiration of six years from the date of grant.


               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
               -----------------------------------------------
                        AND FISCAL YEAR-END OPTION VALUES
                        ---------------------------------
                                                   At September 30, 2005
                                                   ---------------------
                                                 Number of
                                                 Securities       Value of
                                                 Underlying      Unexercised
                                                Unexercised     In-the-money
                                                  Options        Options (2)
                     Shares                    -------------   -------------
                    Acquired       Value        Exercisable/    Exercisable/
     Name          On Exercise  Realized (1)   Unexercisable   Unexercisable
----------------   -----------  ------------   -------------   -------------


Kenneth M. Darby       -0-          -0-        59,492/62,047   $4,530/$9,470
Thomas Finstein        -0-          -0-          -0- /30,000      -0-/800
John M. Badke          -0-          -0-        24,461/23,900    1,698/3,382
Christopher J. Wall    -0-          -0-         6,000/19,000      840/2,360
Yigal Abiri            -0-          -0-        23,000/7,000     4,500/-0-

(1) Calculated based on the difference between the closing quoted market prices per share at the dates of exercise and the exercise prices.

(2) Calculated based on the difference between the closing quoted market price ($3.08) and the exercise price.

Employment Agreements
---------------------
Mr. Darby is a party to an employment agreement with the Company that provides for an annual salary of $310,000 through fiscal year 2006. Messrs. Finstein and Badke are parties to employment agreements with the Company that provide for annual salaries of $225,000 and $150,000, respectively, through April 30, 2006 and December 31, 2005, respectively. Each of these agreements provide for payment in an amount up to three times the average annual compensation for the previous five years if there is a change in control of the Company without Board of Director approval. Mr. Wall is a party to an employment agreement with the Company that provides for an annual salary of $168,000 through fiscal year 2006. Certain of the aforementioned agreements were executed subsequent to September 30, 2005, the terms of which are disclosed in Item 15(a)(3). In addition, the agreements provide for severance benefits of $620,000, $225,000 and $300,000 for Messrs. Darby, Finstein and Badke, respectively, under certain occurrences.

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

                       Board Compensation Committee Report
                       -----------------------------------
The Compensation Committee's compensation policies applicable to the Company's officers for 2005 were to pay a competitive market price for the services of such officers, taking into account the overall performance and financial capabilities of the Company and the officer's individual level of performance.

Mr. Darby makes recommendations to the Compensation Committee as to the base salary and incentive compensation of all officers other than himself. The Committee reviews these recommendations with Mr. Darby and, after such review, determines compensation. In the case of Mr. Darby, the Compensation Committee makes its determination after direct negotiation with him. For each officer, the committee's determinations are based on its conclusions concerning each officer's performance and comparable compensation levels for similarly situated officers at comparable companies. The overall level of performance of the Company is taken into account but is not specifically related to the base salary of these officers. Also, the Company has established an incentive compensation plan for certain officers, which provides for a specified bonus upon the Company's achievement of certain annual sales and/or profitability targets.

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

This graph compares the return of $100 invested in the Company's stock on October 1, 2000, with the return on the same investment in the AMEX U.S. Market Index and the AMEX Technology Index.





(The following table was represented by a chart in the printed material)




                       Vicon                AMEX U.S.       AMEX Technology
Date               Industries, Inc.       Market Index            Index
----               ----------------       ------------       ---------------

10/01/00                100                    100                 100
10/01/01                105                     72                  81
10/01/02                 95                     64                  50
10/01/03                128                     81                  72
10/01/04                145                     94                  83
10/01/05                 95                    112                  84

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
The following table sets forth the beneficial ownership of the Company's Common Stock as of December 15, 2005 by (i) those persons known by the Company to be beneficial owners of more than 5% of the Company's outstanding Common Stock;
(ii) each current  executive  officer named in the Summary  Compensation  Table;
(iii) each director; and (iv) all directors and executive officers as a group.

   Name and Address                   Number of Shares
   of Beneficial Owner                Beneficially Owned (1)       % of Class
   -------------------                ----------------------       ----------
   CBC Co., Ltd.
    and affiliates
   2-15-13 Tsukishima,
   Chuo-ku,
   Tokyo, Japan 104                        543,715                     11.1%

   Al Frank Asset Management, Inc.
   32392 Coast Highway, Suite 260
   Laguna Beach, CA 92651                  284,814 (11)                 5.8%

   Dimensional Fund Advisors
   1299 Ocean Avenue
   Santa Monica, CA 90401                  273,600 (12)                 5.6%

******************************************************************************
   C/O Vicon Industries, Inc.

   Kenneth M. Darby                        324,080 (2)                  6.6%
   Arthur D. Roche                         151,601 (3)                  3.1%
   John M. Badke                            41,800 (4)                    *
   Peter F. Neumann                         37,072 (5)                    *
   W. Gregory Robertson                     33,847 (6)                    *
   Yigal Abiri                              23,000 (7)                    *
   Christopher J. Wall                      21,300 (8)                    *
   Clifton H.W. Maloney                     15,000 (9)                    *
   Thomas Finstein                            -                           *

 Total all Executive Officers and
   Directors as a group (13 persons)       754,463 (10)                15.4%

 * Less than 1%.


(1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment control over the shares of stock owned.
(2)  Includes currently exercisable options to purchase 73,988 shares.
(3) Includes 50,000 shares held by Mr. Roche's wife and currently exercisable options to purchase 21,947 shares.
(4)  Includes currently exercisable options to purchase 30,361 shares.
(5)  Includes currently exercisable options to purchase 20,000 shares.
(6)  Includes currently exercisable options to purchase 21,947 shares.
(7)  Includes currently exercisable options to purchase 23,000 shares.
(8)  Includes currently exercisable options to purchase 9,000 shares.
(9)  Includes currently exercisable options to purchase 15,000 shares.
(10) Includes currently exercisable options to purchase 257,365 shares.
(11) Al Frank Asset Management, Inc. had voting control over 168,117 shares and investment control over 284,814 shares.
(12) Dimensional Fund Advisors had voting control over 269,200 shares and investment control over 273,600 as investment advisor and manager for various mutual funds and other clients. These shares are beneficially owned by such mutual funds or other clients.

EQUITY COMPENSATION PLAN INFORMATION
------------------------------------
at September 30, 2005

                                                          Number of securities
                 Number of securities  Weighted average  remaining available for
                 to be issued upon  exercise price        future issuance under
                     exercise of       of outstanding  equity compensation plans
                 outstanding options, options, warrants   (excluding securities
                 warrants and rights      and rights    reflected in column (a))
Plan category            (a)                 (b)                    c)
---------------  -------------------   ----------------  -----------------------

Equity
compensation
plans approved
by security
holders                   582,741               $3.35                 39,975

Equity
compensation
plans not
approved by
security holders             -                    -                      -

Total                     582,741               $3.35                 39,975

EQUITY COMPENSATION GRANTS NOT APPROVED BY SECURITY HOLDERS
-----------------------------------------------------------
Through September 30, 2005, the Company had granted certain of its officers with deferred compensation benefits aggregating 97,337 shares of common stock currently held by the Company in treasury. Such shares vest upon retirement or, in the case of 70,647 shares, the expiration of one officer's employment agreement in September 2006. All shares vest earlier under certain occurrences including death, involuntary termination or a change in control of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
The Company and CBC Co., Ltd.(CBC), a Japanese corporation which beneficially owns 11.1% of the outstanding shares of the Company, have been conducting business with each other for approximately twenty-six years. During this period, CBC has served as a lender, a product supplier and sourcing agent, and a private label reseller of the Company's products. CBC has also acted as the Company's sourcing agent for the purchase of certain video products. In fiscal 2005, the Company purchased approximately $566,000 of products and components from or through CBC. CBC competes with the Company in various markets, principally in the sale of video products and systems. Sales of all products to CBC were $362,000 in 2005. In fiscal 2003, the Company recognized $180,000 of revenues received from CBC pursuant to the completion of a contract to develop certain new product technology.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES
------------------------------------------------
Audit Fees
----------
The aggregate fee arrangements with BDO Seidman, LLP for professional services rendered for the audit of the Company's consolidated annual financial statements and the review of the financial statements included in the Company's quarterly reports on Form 10-Q for fiscal years 2005 and 2004 were approximately $158,000 and $143,000, respectively.

Tax Fees
--------
The aggregate fees billed by BDO Seidman, LLP for tax compliance, tax advice and tax planning during fiscal years 2005 and 2004 were approximately $46,000 and $41,000, respectively. All these fees were pre-approved by the Audit Committee.

Audit Related Fees
------------------
None.

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

                                     PART IV
                                     -------

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES
-------------------------------------------------
(a) (1)  Financial Statements
         --------------------
         Included in Part IV, Item 15:

         Reports of Independent Registered Public Accounting Firms

         Financial Statements:

          Consolidated Statements of Operations, fiscal years ended September 30, 2005, 2004, and 2003

          Consolidated Balance Sheets at September 30, 2005 and 2004

          Consolidated Statements of Shareholders' Equity, fiscal years ended September 30, 2005, 2004, and 2003

          Consolidated Statements of Cash Flows, fiscal years ended September 30, 2005, 2004, and 2003

          Notes  to  Consolidated  Financial  Statements,   fiscal  years  ended
          September 30, 2005, 2004, and 2003

(a) (2)  Financial Statement Schedule
         ----------------------------
         Included in Part IV, Item 15:

          Schedule II - Valuation  and  Qualifying  Accounts for the years ended
                        September 30, 2005, 2004, and 2003

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

15(a)(3)     Exhibits
-------      --------                               Exhibit Number or
Exhibit                                              Incorporation by
Numbers      Description                            Reference to
-------      -----------                            -------------
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


  10          Material Contracts

          (.1) Employment Contract dated            10.1
               November 1, 2005 between the
               Registrant and Kenneth M. Darby


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

                                                     Exhibit Number or
Exhibit                                              Incorporation by
Numbers      Description                             Reference to
-------      -----------                             -----------------
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

           (.13) Advice of borrowing terms           Incorporated by
                 between the Registrant and          reference to the
                 National Westminster Bank PLC       March 31, 2005 filing
                 dated March 18, 2005                on Form 10-Q

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


           (.17) 1999 Incentive Stock Option Plan     Incorporated by reference
                                                      to the 1999 Annual Report
                                                      on Form 10-K

           (.18) 1999 Non-Qualified Stock             Incorporated by reference
                 Option Plan                          to the 1999 Annual Report
                                                      on Form 10-K

           (.19) 2002 Incentive Stock Option Plan     Incorporated by reference
                                                      to the 2002 Annual Report
                                                      on Form 10-K

                                                      Exhibit Number or
Exhibit                                               Incorporation by
Numbers    Description                                Reference to
-------    -----------                                -----------------
           (.20) 2002 Non-Qualified Stock             Incorporated by reference
                 Option Plan                          to the 2002 Annual Report
                                                      on Form 10-K

           (.21) Employment Agreement dated           Incorporated by reference
                 May 3, 2004 between the              to the 2004 Annual Report
                 Registrant and Thomas Finstein       on Form 10-K

           (.22) Employment Agreement dated           Incorporated by reference
                 January 1, 2004 between the          to the 2004 Annual Report
                 Registrant and John M. Badke         on Form 10-K

           (.23) Employment Agreement dated           10.23
                 October 31, 2005 between the
                 Registrant and Bret M. McGowan

           (.24) Employment Agreement dated           Incorporated by reference
                 February 8, 1996 between the         to the 2004 Annual Report
                 Registrant and Christopher J. Wall   on Form 10-K

           (.25) Side Letter to the Employment        10.25
                 Agreement between the Registrant
                 and Christopher J. Wall dated
                 November 18, 2005


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

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

The Board of Directors and Stockholders
Vicon Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Vicon Industries, Inc. as of September 30, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years ended September 30, 2005. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule as listed in Part IV, item 15(a)(2) for the fiscal years ended September 30, 2005 and 2004. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vicon Industries, Inc. at September 30, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.






                                                     /s/ BDO Seidman, LLP


Melville, New York
December 8, 2005

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

The Board of Directors and Shareholders
Vicon Industries, Inc.:

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Vicon Industries, Inc. and subsidiaries (the "Company") for the fiscal year ended September 30, 2003. In connection with our audit, we also audited the related fiscal 2003 financial statement schedule as listed in Part IV, item 15(a)(2) for the fiscal year ended September 30, 2003. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the fiscal 2003 consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Vicon Industries, Inc. and subsidiaries for the fiscal year ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                                     /s/ KPMG LLP


Melville, New York
January 14, 2004

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              Fiscal Years Ended September 30, 2005, 2004 and 2003





                                          2005          2004          2003
                                          ----          ----          ----


Net sales                              $56,055,715   $53,532,631   $51,953,650
Cost of sales                           35,060,060    33,821,618    32,862,590
                                       ------------  ------------  ------------
    Gross profit                        20,995,655    19,711,013    19,091,060

Operating expenses:
 Selling, general and
  administrative expense                19,152,692    17,058,460    15,889,164
 Engineering and development expense     4,773,516     4,878,981     4,879,294
                                       ------------  ------------  -------------
                                        23,926,208    21,937,441    20,768,458
                                       ------------  ------------  ------------

    Operating loss                      (2,930,553)   (2,226,428)   (1,677,398)

Other expense (income):
 Interest expense                          181,126       187,390       240,843
 Interest and other income                 (88,026)     (204,224)     (179,716)
 Loss on sale of marketable securities      44,936         -             -
                                       ------------  ------------  -------------
   Loss before income taxes             (3,068,589)   (2,209,594)   (1,738,525)
Income tax expense                          27,000       481,000     1,763,023
                                       ------------  ------------  ------------

   Loss before extraordinary gain and
    cumulative effect of a change in
    accounting principle                (3,095,589)   (2,690,594)   (3,501,548)

Extraordinary gain (Note 15)               210,968         -             -

Cumulative effect of a change in
  accounting principle (Note 2)              -             -        (1,372,606)
                                       ------------  ------------  -------------

    Net loss                           $(2,884,621)  $(2,690,594)  $(4,874,154)
                                       ============  ============  ============



Basic and diluted loss per share:

Loss before extraordinary gain and
 cumulative effect of a change in
  accounting principle                   $( .68)        $ (.59)       $ (.75)
Extraordinary gain                          .05             -             -
Cumulative effect of a change in
 accounting principle                        -              -           (.30)
    Net loss                             ------         -------       -------
                                         $( .63)        $ (.59)       $(1.05)
                                         ======         =======       =======



See accompanying notes to consolidated financial statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 2005 and 2004

ASSETS                                                 2005             2004
------                                                 ----             ----
Current Assets:
  Cash and cash equivalents                        $ 5,818,178      $ 6,063,198
  Marketable securities                                121,830        2,118,698
  Accounts receivable (less allowance of
   $1,297,000 in 2005 and $1,162,000 in 2004)       10,125,967        9,661,563
  Inventories:
    Parts, components, and materials                 2,277,415        3,239,461
    Work-in-process                                  2,782,761        3,675,122
    Finished products                                5,406,593        5,758,990
                                                   -----------      -----------
                                                    10,466,769       12,673,573
  Recoverable income taxes                               -              239,402
  Prepaid expenses and other current assets            419,942          388,347
                                                   -----------      -----------
     Total current assets                           26,952,686       31,144,781
Property, plant and equipment:
   Land                                              1,217,450        1,224,850
   Buildings and improvements                        5,730,548        5,720,721
   Machinery, equipment, and vehicles                5,942,803        5,452,557
                                                   -----------      -----------
                                                    12,890,801       12,398,128
   Less accumulated depreciation and amortization    6,274,975        5,307,699
                                                   -----------      -----------
                                                     6,615,826        7,090,429
Other assets                                           623,393          631,807
                                                   -----------      -----------
   Total assets                                    $34,191,905      $38,867,017
                                                   ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt             $   409,343      $   348,615
  Accounts payable                                   2,462,671        3,282,671
  Accrued compensation and employee benefits         2,353,849        2,048,417
  Accrued expenses                                   1,403,734        1,541,888
  Unearned revenue                                     566,065          792,073
  Income taxes payable                                  44,306          337,632
                                                   -----------      -----------
     Total current liabilities                       7,239,968        8,351,296

Long-term debt                                       2,061,825        2,410,190
Unearned revenue                                       582,679          401,352
Other long-term liabilities                            328,953          790,834
Commitments and contingencies - Note 12
Shareholders' equity:
 Common stock, par value $.01 per share
 authorized - 25,000,000 shares
 issued - 4,857,401 and 4,849,046 shares                48,574           48,490
Capital in excess of par value                      22,459,478       22,505,100
Retained earnings                                    2,281,045        5,165,666
                                                   -----------      -----------
                                                    24,789,097       27,719,256
  Treasury stock at cost, 287,817 shares
    in 2005 and 283,317 shares in 2004              (1,299,999)      (1,278,884)
  Accumulated other comprehensive income               557,045          617,239
  Deferred compensation                                (67,663)        (144,266)
                                                   -----------      -----------
     Total shareholders' equity                     23,978,480       26,913,345
                                                   -----------      -----------
      Total liabilities and shareholders' equity   $34,191,905      $38,867,017
                                                   ===========      ===========








  See accompanying notes to consolidated financial statements.


                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              Fiscal Years Ended September 30, 2005, 2004, and 2003

                                                                                              Accumulated
                                                          Capital in                             other      Deferred     Total
                                                Common    excess of    Retained     Treasury  comprehensive compen-  shareholders'
                                      Shares    Stock     par value    earnings       Stock      income     sation       equity
                                      ------   -------   -----------  ----------    --------- ------------  --------  --------------
Balance September 30, 2002           4,823,979  $48,239  $21,760,002 $12,730,414   $(842,024) $ (157,924)  $  -       $33,538,707

Comprehensive income (loss):
  Net loss                               -          -           -     (4,874,154)        -           -        -       (4,874,154)
  Foreign currency translation
    adjustment                           -          -           -            -           -       272,188      -          272,188
  Unrealized loss on derivatives         -          -           -            -           -       (16,009)     -          (16,009)
  Unrealized loss on marketable
    securities                           -          -           -            -           -        (6,555)     -           (6,555)
Total comprehensive income (loss)        -          -           -            -           -           -        -       (4,624,530)
Repurchases of common
  stock (46,500 shares)                  -          -           -            -      (138,175)        -        -         (138,175)
Exercise of stock options                8,597       87       26,001         -           -           -        -           26,088
Stock-based compensation                 -          -         43,345         -           -           -        -           43,345
Deferred compensation awards
  and amortization                       -          -        610,289         -           -           -    (220,993)      389,296
                                     ---------   ------   ----------  ----------  ----------- ---------- ----------   ----------
Balance September 30, 2003           4,832,576   48,326   22,439,637   7,856,260    (980,199)     91,700  (220,993)   29,234,731

Comprehensive income (loss):
  Net loss                               -          -            -    (2,690,594)        -           -        -       (2,690,594)
  Foreign currency translation
    adjustment                           -          -            -           -           -       459,779      -          459,779
  Unrealized gain on derivatives         -          -            -           -           -       107,782      -          107,782
  Unrealized loss on marketable
    securities                           -          -            -           -           -       (42,022)     -          (42,022)
Total comprehensive income (loss)        -          -            -           -           -           -        -       (2,165,055)
Repurchases of common
  stock (64,400 shares)                  -          -            -           -      (298,685)        -        -         (298,685)
Exercise of stock options               16,470      164       38,359         -           -           -        -           38,523
Stock-based compensation                 -          -         27,104         -           -           -        -           27,104
Deferred compensation amortization       -          -            -           -           -           -      76,727        76,727
                                     ---------  -------  ----------- -----------  ----------- ----------  ---------  -----------
Balance September 30, 2004           4,849,046   48,490   22,505,100   5,165,666  (1,278,884)    617,239  (144,266)   26,913,345

Comprehensive income (loss):
  Net loss                               -          -            -    (2,884,621)        -           -        -       (2,884,621)
  Foreign currency translation
    adjustment                           -          -            -           -           -      (201,918)     -         (201,918)
  Unrealized gain on derivatives         -          -            -           -           -        95,198      -           95,198
  Change in unrealized loss on
    marketable securities                -          -            -           -           -        46,526      -           46,526
Total comprehensive income (loss)        -          -            -           -           -           -        -       (2,944,815)
Repurchases of common
  stock (4,500 shares)                   -          -            -           -       (21,115)        -        -          (21,115)
Exercise of stock options                8,355       84       22,096         -           -           -        -           22,180
Stock-based compensation                 -          -        (67,718)        -           -           -        -          (67,718)
Deferred compensation amortization       -          -            -           -           -           -      76,603        76,603
                                     ---------  -------  ----------- ----------- -----------  ---------- ---------   -----------
Balance September 30, 2005           4,857,401  $48,574  $22,459,478 $ 2,281,045 $(1,299,999) $  557,045 $ (67,663)  $23,978,480
                                     =========  =======  =========== =========== ===========  ========== =========   ===========


See accompanying notes to consolidated financial statements.


                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              Fiscal Years Ended September 30, 2005, 2004 and 2003


                                                     2005           2004           2003
                                                     ----           ----           ----
Cash flows from operating activities:
 Net loss                                        $(2,884,621)   $(2,690,594)   $(4,874,154)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                     999,942      1,046,553      1,133,110
   Amortization of deferred compensation              76,603         76,727           -
   Stock compensation expense                        (67,718)        27,104         43,345
   Deferred income taxes                                -              -         1,853,957
   Extraordinary gain on acquisition                (210,968)          -              -
   Loss on sale of marketable securities              44,936           -              -
   Cumulative effect of a change in
     accounting principle                               -              -         1,372,606
Change in assets and liabilities:
  Accounts receivable, net                           133,959      1,728,523       (431,820)
  Inventories                                      2,605,961       (470,812)     1,563,024
  Recoverable income taxes                           239,402      1,813,260       (339,934)
  Prepaid expenses and other current assets          (36,549)       325,889       (197,284)
  Other assets                                         6,434        (98,919)       (40,489)
  Accounts payable                                  (847,762)       688,172        111,802
  Accrued compensation and employee benefits         277,966          4,462        173,842
  Accrued expenses                                  (137,935)      (900,647)       904,714
  Unearned revenue                                   (48,048)      (595,074)      (994,643)
  Income taxes payable                              (299,358)       233,309        (51,981)
  Other liabilities                                 (366,684)       254,731        317,096
  Net cash provided by (used in)
   operating activities                           -----------    -----------    ------------
                                                    (514,440)     1,442,684        543,191
                                                  -----------    -----------    ------------

Cash flows from investing activities:
  Capital expenditures                              (556,643)      (730,102)      (674,429)
  Acquisition, net of cash acquired                 (868,000)          -              -
  Net decrease (increase) in
    marketable securities                          1,998,458      1,165,053     (3,332,328)
                                                 -----------    ------------   -------------
  Net cash provided by (used in)
    investing activities                             573,815        434,951     (4,006,757)
                                                 -----------    ------------   -------------

Cash flows from financing activities:
  Repayments of U.S. term loan                          -              -          (825,000)
  Repayments of long-term debt                      (286,470)      (324,639)      (479,346)
  Proceeds from exercise of stock options             22,180         38,523         26,088
  Repurchases of common stock                        (21,115)      (298,685)      (138,175)
                                                 -----------    -----------    -------------
  Net cash used in financing activities             (285,405)      (584,801)    (1,416,433)
                                                 -----------    -----------    -------------

Effect of exchange rate changes on cash              (18,990)       (65,784)       (55,657)
                                                 -----------    -----------    -------------
Net increase (decrease) in cash                     (245,020)     1,227,050     (4,935,656)
Cash at beginning of year                          6,063,198      4,836,148      9,771,804
                                                 -----------    -----------    -------------
Cash at end of year                              $ 5,818,178    $ 6,063,198    $ 4,836,148
                                                 ===========    ===========    =============



 Cash paid during the fiscal year for:
   Income taxes                                  $  345,396     $   309,780    $   328,566
   Interest                                      $  176,435     $   233,898    $   245,892







See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years ended September 30, 2005, 2004, and 2003

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

Basis of Presentation
---------------------
The accompanying consolidated financial statements include the accounts of Vicon Industries, Inc. (the Company) and its wholly owned subsidiaries: Vicon Industries, Limited and subsidiary (Videotronic Infosystems GmbH) and TeleSite U.S.A., Inc. and subsidiary (Vicon Systems Ltd.), after elimination of intercompany accounts and transactions.

Revenue Recognition
-------------------
The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured. As it relates to product sales, revenue is generally recognized when products are sold and title is passed to the customer. Shipping and handling costs are included in cost of sales. Advance service billings under a national supply contract with one customer are deferred and recognized as revenues on a pro rata basis over the term of the service agreement. Pursuant to the adoption of EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables", the Company evaluates multiple-element revenue arrangements for separate units of accounting, and follows appropriate revenue recognition policies for each separate unit. Elements are considered separate units of accounting provided that (i) the delivered item has stand-alone value to the customer, (ii) there is objective and reliable evidence of the fair value of the delivered item, and (iii) if a general right of return exists relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially within the control of the Company. As applied to the Company, under arrangements involving the sale of product and the provision of services, product sales are recognized as revenue when the products are sold and title is passed to the customer, and service revenue is recognized as services are performed. For products that include more than incidental software, and for separate licenses of the Company's software products, the Company recognizes revenue in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition", as amended.

Cash and Cash Equivalents
-------------------------
Cash and cash equivalents include cash on deposit and amounts invested in highly liquid money market funds.

Marketable Securities
---------------------
Marketable securities consist of mutual fund investments in U.S. government debt securities. Such securities are stated at market value and are classified as available-for-sale under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, with unrealized gains and losses reported in other comprehensive income as a component of shareholders' equity. The cost of such securities was $123,881 and $2,167,275 at September 30, 2005 and 2004, respectively, with $2,051 and $48,577 of unrealized losses included in the carrying amounts at September 30, 2005 and 2004, respectively.

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

Long-Lived Assets
-----------------
Property, plant, and equipment are recorded at cost. Depreciation and amortization of assets under capital leases, is computed by the straight-line method over the estimated useful lives of the related assets. Machinery, equipment and vehicles are being depreciated over periods ranging from 2 to 10 years. The Company's buildings are being depreciated over periods ranging from 25 to 40 years and leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining lease term. Fully depreciated fixed assets are retired from the balance sheet when they are no longer in use. During fiscal year 2005, the Company wrote down $5.9 million of fully depreciated fixed assets effective as of September 30, 2004 for comparative disclosure purposes.

The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

Engineering and Development
---------------------------
Product engineering and development costs are charged to expense as incurred, and amounted to approximately $4,800,000, $4,900,000 and $4,900,000 in fiscal 2005, 2004, and 2003, respectively.

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

Foreign Currency Translation
----------------------------
The Company translates the financial statements of its foreign subsidiaries by applying the current rate method under which assets and liabilities are translated at the exchange rate on the balance sheet date, while revenues, costs, and expenses are translated at the average exchange rate for the reporting period. The resulting cumulative translation adjustment of $573,000 and $775,000 at September 30, 2005 and 2004, respectively, is recorded as a component of shareholders' equity in accumulated other comprehensive income
(loss).

Income Taxes
------------
The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred U.S. income taxes are not provided on undistributed earnings of foreign subsidiaries as the Company presently intends to reinvest such earnings indefinitely, and any plan to repatriate any of such earnings in the future is not expected to result in a material incremental tax liability to the Company. In fiscal 2005 and 2004, the Company recognized a valuation allowance against its entire net deferred tax asset balance due to the uncertainty of future realization (see Note 5 for further discussion).

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

As of September 30, 2005, the Company had an interest rate swap and currency forwards outstanding with notional amounts aggregating $1.6 million and $1.2 million, respectively, whose aggregate fair value was a liability of approximately $14,000. The change in the fair value of these derivatives is reflected in other comprehensive income in the accompanying statement of shareholders' equity, net of tax where applicable. The forwards have maturities of less than one year and require the Company to exchange currencies at specified dates and rates. The interest rate swap matures in the same amounts and over the same periods as the related debt. The Company considers the credit risk related to the interest rate swaps and the forwards to be low because such instruments are entered into with financial institutions having high credit ratings and are generally settled on a net basis. There were no gains or losses recognized in operations due to hedge ineffectiveness during the three-year period ended September 30, 2005. The Company does not expect the amounts that are currently classified in accumulated other comprehensive income that are expected to be recognized in operations in the next fiscal year to be material.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts for trade accounts and other receivables, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments. The carrying amounts of the Company's long-term debt instruments approximate fair value. The Company's interest rate swap agreement is carried at its fair market value (which was a liability of approximately $58,000 at September 30, 2005). This value represents the estimated amount the Company would need to pay if such agreement was terminated before maturity, principally resulting from market interest rate decreases. The fair value of the Company's foreign currency forward exchange contracts is estimated by obtaining quoted market prices. The contracted exchange rates on committed forward exchange contracts was approximately $44,000 more favorable than the market rates for similar term contracts at September 30, 2005.

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

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of this Statement. The fair value for options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2005, 2004 and 2003:

                                      2005            2004            2003
                                      ----            ----            ----

Risk-free interest rate                3.8%            3.5%            2.7%
Dividend yield                         0.0%            0.0%            0.0%
Volatility factor                     62.2%           67.9%           68.0%
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

In the Company's consolidated financial statements, no compensation expense has been recognized for stock option grants issued under any of the Company's fixed stock option plans. See Note 9 for discussion of variable stock option plans. Had compensation expense for fixed stock option grants issued been determined under the fair value method of SFAS No. 123, the Company's net loss and loss per share (EPS) for the fiscal years ended September 30, 2005, 2004 and 2003 would have been:

                                         2005         2004          2003
                                      ----------    --------      --------

Reported net loss                   $(2,884,621)  $(2,690,594)  $(4,874,154)
Stock-based compensation cost,
  net of tax                           (194,935)     (227,113)     (351,138)
                                    ------------  ------------   -----------
Pro forma net loss                  $(3,079,556)  $(2,917,707)  $(5,225,292)
                                    ============  ============  ============

Reported basic and diluted EPS         $ (.63)      $  (.59)       $ (1.05)
Pro forma basic and diluted EPS        $ (.67)      $  (.63)       $ (1.13)

Weighted average fair value
  of options granted                  $  1.52      $  2.90        $  1.79

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, provisions for doubtful accounts receivable, net realizable value of inventory, warranty obligations, deferred tax valuation and assessments of the recoverability of the Company's long-lived assets. Actual results could differ from those estimates.

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

NOTE 3.  Short-Term Borrowings
------------------------------
The Company's European based subsidiary maintains a bank overdraft facility that provides for maximum borrowings of one million Pounds Sterling ($1,770,000) and is secured by all the assets of the subsidiary. This facility expires in February 2006. During fiscal 2005 and 2004, there were no outstanding borrowings under this facility.

NOTE 4.  Accrued Warranty Obligation
------------------------------------
The Company recognizes the estimated cost associated with its standard warranty on products at the time of sale. The estimate is based on historical warranty claim cost experience. The following is a summary of the changes in the Company's accrued warranty obligation (which is included in accrued expenses) for the years ended September 30, 2005 and 2004:

Balance as of September 30, 2003                          $ 325,000
Deduct: Expenditures                                       (295,000)
Add: Provision                                              511,000
                                                          ---------
Balance as of September 30, 2004                          $ 541,000
Deduct: Expenditures                                       (302,000)
Add: Provision                                              213,000
                                                          ---------
Balance as of September 30, 2005                          $ 452,000
                                                          =========

NOTE 5.  Income Taxes
---------------------
The components of income tax expense for the fiscal years indicated are as follows:

                                            2005            2004           2003
                                            ----            ----           ----

Federal:
 Current                                $     -        $      -      $ (339,934)
 Deferred                                     -               -       1,853,957
                                        ------------   -----------   -----------
                                              -               -       1,514,023

State                                          8,805        12,015          -
Foreign                                       18,195       468,985      249,000
                                        ------------   -----------   -----------
 Total income tax expense               $     27,000   $   481,000   $1,763,023
                                        ============   ===========   ===========



A reconciliation of the U.S. statutory tax rate to the Company's effective tax rate follows:
                             2005                 2004                2003
                             ----                 ----                ----

                       Amount   Percent      Amount  Percent     Amount  Percent
                       ------   -------      ------  -------     ------  -------
U.S. statutory tax  $ (972,000) (34.0)% $ (751,000) (34.0)% $ (591,000) (34.0)%
Increase in valuation
  allowance          1,019,000   35.6     1,408,000   63.7    2,436,000  140.1
Prior year loss
  carryback refund        -        -           -        -      (115,000)  (6.6)
State tax, net of
  federal benefit        6,000    0.2         8,000    0.4         -        -
Dissolution of
  subsidiary              -        -       (192,000)  (8.7)        -        -
Other                  (26,000)  (0.9)        8,000    0.4       33,000    1.9
                   -----------  ------   ----------  ------   ---------  ------
Effective Tax Rate $    27,000    0.9%   $  481,000   21.8%  $1,763,000  101.4%
                   ===========  ======   ==========  ======  ==========  =====

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at September 30, 2005 and 2004 are presented below:

                                                      2005             2004
                                                      ----             ----

Deferred tax assets:
  Inventories                                    $   797,000       $  902,000
  Deferred compensation accruals                     199,000          171,000
  Severance accruals                                 289,000          183,000
  Warranty accrual                                   166,000          198,000
  Depreciation                                       240,000          224,000
  Allowance for doubtful
    accounts receivable                              414,000          356,000
  Unearned revenue                                   268,000          307,000
  Net operating loss carryforwards                 2,621,000        1,614,000
  Unrealized loss on derivatives                       5,000           40,000
  Other                                                1,000           18,000
                                                 -----------      -----------
    Gross deferred tax assets                      5,000,000        4,013,000

Deferred tax liabilities:
  Other                                              137,000          169,000
                                                 -----------      -----------
   Gross deferred tax liabilities                    137,000          169,000
                                                 -----------      -----------

   Total deferred tax assets and liabilities     $ 4,863,000      $ 3,844,000

   Less valuation allowance                       (4,863,000)      (3,844,000)
                                                 -----------      -----------
   Net deferred tax assets and liabilities       $     -          $     -
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

The Company has approximately $7.7 million of U.S. federal income tax loss carryforwards that expire in 2023 through 2025.

Pretax domestic loss amounted to approximately $(2,767,000), $(3,856,000) and $(2,458,000) in fiscal years 2005, 2004 and 2003, respectively. Pretax foreign income (loss) amounted to approximately $(91,000), $1,646,000 and $719,000 in fiscal years 2005, 2004 and 2003, respectively.

NOTE 6.  Long-Term Debt
-----------------------
Long-term debt is comprised of the following at September 30, 2005 and 2004:

                                                 2005               2004
                                                 ----               ----

  U.S. bank mortgage loans                    $2,266,867         $2,510,865
  U.K. bank term loan                            140,124            233,791
  Other                                           64,177             14,149
                                              ----------         -----------
                                               2,471,168          2,758,805
  Less current maturities                        409,343            348,615
                                              ----------         ----------

                                              $2,061,825         $2,410,190
                                              ==========         ==========

In January 1998, the Company entered into an aggregate $2.9 million mortgage and term loan agreement with a bank to finance the purchase of its principal operating facility. Such agreement includes a $2,512,000 ten-year mortgage loan payable in monthly installments through January 2008, with a $1,188,000 payment due at the end of the term. The agreement also provided a $388,000 five-year term loan that was repaid in monthly installments through January 2003 with a $138,500 payment that was made at the end of the term in February 2003. The mortgage loan bears interest at the bank's prime rate minus 1.35% (5.40% and 3.40% at September 30, 2005 and 2004, respectively) and is secured by all the assets of the Company. At the same time, the Company entered into interest rate swap agreements with the same bank at the time to effectively convert the foregoing floating rate long-term loans to fixed rate loans. Subsequently, such bank sold its local operations, including the Company's loans, to another bank while retaining the Company's interest rate swap agreements. These agreements effectively fixed the Company's interest rate on its $2,512,000 mortgage loan at 7.79%. The interest rate swap agreement matures in the same amounts and over the same periods as the related mortgage loan.

In October 1999, the Company entered into a $1.2 million mortgage loan agreement with its bank to finance the expansion of its principal operating facility. The loan is payable in equal monthly principal installments through January 2008, with a $460,000 payment due at the end of the term. The loan bears interest at the bank's prime rate minus 160 basis points (5.15% and 3.15% at September 30, 2005 and 2004, respectively) or, at the Company's option, LIBOR plus 100 basis points (5.06% and 3.01% at September 30, 2005 and 2004, respectively).

In April 1997, the Company's Europe based subsidiary entered into a ten-year 500,000 pound sterling (approximately $885,000) bank term loan. The term loan is payable in equal monthly installments with interest at a fixed rate of 9%. The loan is secured by a first mortgage on the subsidiary's property and contains restrictive covenants that, among other things, require the subsidiary to maintain certain levels of net worth, earnings and debt service coverage.

Current and long-term debt maturing in each of the fiscal years subsequent to September 30, 2005 approximates $409,000 in 2006, $322,000 in 2007 and
$1,740,000 in 2008.

NOTE 7.  Other Comprehensive Income
-----------------------------------
The accumulated other comprehensive income balances at September 30, 2005 and 2004 consisted of the following:


                                                      2005            2004
                                                      ----            ----
Foreign currency translation adjustment            $ 572,846      $ 774,764
Unrealized loss on derivatives                       (13,750)      (108,948)
Unrealized loss on securities                         (2,051)       (48,577)
                                                   ----------     ----------
Accumulated other comprehensive income             $ 557,045      $ 617,239
                                                   ==========     ==========

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

The Company evaluates performance and allocates resources based on, among other things, the net profit for each segment, which excludes intersegment sales and profits. Segment information for the fiscal years ended September 30, 2005, 2004 and 2003 is as follows:


2005                       U.S.        Europe      Other   Consolidating   Totals
----                    ----------   ----------  --------- -------------   ------
Net sales to
 external customers    $35,993,000 $19,627,000  $  436,000 $      -     $56,056,000
Intersegment
 net sales               4,146,000       -       5,699,000   (9,845,000)      -
Net income (loss)       (2,937,000)   (109,000)     77,000       84,000  (2,885,000)
Interest expense           159,000     118,000       1,000      (97,000)    181,000
Interest income            164,000      26,000      12,000     (114,000)     88,000
Depreciation and
 amortization              686,000     130,000     184,000        -       1,000,000
Total assets            25,187,000   9,421,000   1,747,000   (2,163,000) 34,192,000
Capital expenditures   $   338,000 $    72,000  $  147,000 $      -     $   557,000

2004                       U.S.        Europe      Other   Consolidating   Totals
----                    ----------   ----------  --------- -------------   ------
Net sales to
 external customers    $36,451,000 $16,637,000 $   445,000 $    -       $53,533,000
Intersegment
 net sales               4,820,000       -       6,456,000 (11,276,000)       -
Net income (loss)       (3,639,000)  1,177,000    (261,000)     32,000   (2,691,000)
Interest expense           162,000     147,000       2,000    (124,000)     187,000
Interest income            269,000      45,000       4,000    (114,000)     204,000
Depreciation and
 amortization              721,000     209,000     117,000      -         1,047,000
Total assets            27,438,000  10,744,000   3,503,000  (2,818,000)  38,867,000
Capital expenditures   $   456,000  $  174,000 $   100,000 $    -       $   730,000

2003                       U.S.        Europe      Other   Consolidating   Totals
----                    ----------   ----------  --------- -------------   ------
Net sales to
 external customers    $34,745,000 $15,486,000  $1,723,000 $    -       $51,954,000
Intersegment
 net sales               6,043,000       -       3,870,000 (9,913,000)        -
Net income (loss)       (4,880,000)    471,000    (346,000)  (119,000)   (4,874,000)
Interest expense           204,000     158,000       7,000   (128,000)      241,000
Interest income            282,000      21,000       -       (123,000)      180,000
Depreciation and
 amortization              744,000     169,000     220,000      -         1,133,000
Total assets            32,007,000   8,594,000   5,033,000 (3,741,000)   41,893,000
Capital expenditures   $   459,000  $  132,000  $   83,000 $    -       $   674,000


The consolidating segment information presented above includes the elimination and consolidation of intersegment transactions.

Net sales and long-lived assets related to operations in the United States and other foreign countries for the fiscal years ended September 30, 2005, 2004, and 2003 are as follows:

                                       2005             2004            2003
                                       ----             ----            ----
Net sales
U.S.                               $36,035,000      $36,530,000     $34,909,000
Foreign                             20,021,000       17,003,000      17,045,000
                                   -----------      -----------     ------------
   Total                           $56,056,000      $53,533,000     $51,954,000

Long-lived assets
 U.S.                              $ 4,710,000      $ 5,059,000     $ 5,324,000
 Foreign                             1,906,000        2,031,000       1,962,000
                                    ----------      -----------     -----------
   Total                           $ 6,616,000      $ 7,090,000     $ 7,286,000

U.S. sales include $6,969,000, $5,310,000 and $4,030,000 for export in fiscal years 2005, 2004, and 2003, respectively. Foreign sales principally represent sales from the Company's Europe based subsidiary.

NOTE 9.  Stock Option Plans
---------------------------
The Company maintains stock option plans which include both incentive and non-qualified options covering a total of 620,381 shares of common stock reserved for issuance to key employees, including officers and directors, as of September 30, 2005. Such amount includes a total of 200,000 options reserved for issuance under the 2002 Incentive Stock Option Plan, as well as a total of 200,000 options reserved for issuance under the 2002 Non-Qualified Stock Option Plan, approved by the shareholders in May 2002. All options are issued at fair market value at the grant date and are exercisable in varying installments according to the plans. The plans allow for the payment of option exercises through the surrender of previously owned mature shares based on the fair market value of such shares at the date of surrender. There were 39,975 shares available for grant at September 30, 2005.

Changes in outstanding stock options for the three years ended September 30, 2005 are as follows:
                                                       Weighted
                                    Number             Average
                                    of                 Exercise
                                    Shares             Price
----------------------------------------------------------------
Balance - September 30, 2002        218,172            $3.24
Options granted                     401,508            $3.37
Options exercised                    (8,597)           $3.03
Options forfeited                   (48,546)           $3.18
----------------------------------------------------------------
Balance - September 30, 2003        562,537            $3.34
Options granted                      35,000            $5.40
Options exercised                   (16,470)           $2.34
Options forfeited                   (25,747)           $3.33
----------------------------------------------------------------
Balance - September 30, 2004        555,320            $3.50
Options granted                      86,000            $3.00
Options exercised                    (8,355)           $2.65
Options forfeited                   (50,224)           $4.58
----------------------------------------------------------------
Balance - September 30, 2005        582,741            $3.35
Price range $2.20 - $3.00
  (weighted-average contractual     283,800            $2.79
   life of 3.6 years)
Price range $3.01 - $5.40
  (weighted-average contractual     298,941            $3.88
   life of 3.1 years)
________________________________________________________________
Exercisable options -
  September 30, 2003                 93,546            $3.71
  September 30, 2004                189,529            $3.49
  September 30, 2005                288,488            $3.29
----------------------------------------------------------------


On April 20, 2000, the Board of Directors granted holders of stock options the right to surrender their underwater options by May 31, 2000 in exchange for a reduced option grant at an exercise price of $3.18 per share, based on the closing market price of the Company's common stock on such date. On May 31, 2000, the Company granted 67,823 new options and cancelled 156,750 options with exercise prices ranging from $6.75 to $8.19 per share. These new grants were treated as repricings and are subject to variable plan accounting pursuant to FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Accordingly, compensation expense (benefit) is recorded for any changes in the Company's stock price above the price of $3.18. In fiscal 2005, 2004 and 2003, compensation expense (benefit) related to these repriced options was $(67,718), $27,104 and $43,345, respectively.

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

NOTE 11.  Earnings (Loss) Per Share
-----------------------------------
The following table provides the components of the basic and diluted loss per share (EPS) computations:

                                       2005            2004           2003
                                       ----            ----           ----
Basic and Diluted EPS Computation
---------------------------------
Net loss                           $(2,884,621)    $(2,690,594)   $(4,874,154)
Weighted average shares
  outstanding                        4,566,621       4,597,961      4,630,745

Basic and diluted loss per share   $      (.63)     $     (.59)    $    (1.05)
                                   ============     ===========    ===========

In 2005, 2004 and 2003, 148,645, 238,717 and 70,718 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive.

NOTE 12.  Commitments and Contingencies
---------------------------------------
The Company occupies certain facilities under operating leases that expire at various dates through 2008. The leases, which cover periods from three to eight years, generally provide for renewal options at specified rental amounts. The aggregate operating lease commitment at September 30, 2005 was $540,000 with minimum rentals for the fiscal years shown as follows: 2006 - $329,000; 2007 - $174,000; and 2008 - $37,000.

The Company is a party to employment agreements with certain of its officers that provide for, among other things, the payment of compensation if there is a change in control without Board of Director approval (as defined in the agreements). The contingent liability under such change in control provisions at September 30, 2005 was approximately $2.2 million. Certain of the Company's employment agreements with its officers provide for a severance benefit at the expiration of the agreement or at a specified date of retirement, absent a change in control, aggregating $1.9 million at September 30, 2005. The Company is amortizing certain of such obligation to expense on the straight-line method through the specified dates of retirement. Such expense amounted to approximately $289,000 and $279,000 in fiscal 2005 and 2004, respectively.

The Company has agreements with certain of its officers to provide a deferred compensation benefit in the form of 97,337 shares of common stock currently held by the Company in treasury. Such shares vest upon retirement or, in the case of 70,647 shares, the expiration of one officer's employment agreement in September 2006. All shares vest earlier under certain occurrences including death, involuntary termination or a change in control of the Company. The market value of such shares approximated $610,000 at the dates of grant, which is being amortized on the straight-line method through the specified dates of retirement or over the term of the employment agreement.

NOTE 13.  Litigation
--------------------
The Company is one of several defendants in a patent infringement suit commenced by Lectrolarm Custom Systems, Inc. in May 2003 in the United States District Court for the Western District of Tennessee. The alleged infringement by the Company relates to its camera dome systems and other products that represent significant sales to the Company. Among other things, the suit seeks injunctive relief and unspecified damages. The Company and its outside patent counsel believe that the complaint against the Company is without merit. The Company is vigorously defending itself and is a party to a joint defense with certain other named defendants. The Company is unable to reasonably estimate a range of possible loss, if any, at this time. Although the Company believes that it has meritorious defenses to such claims, there is a possibility that an unfavorable outcome could ultimately occur that could result in a liability that is material to the Company's results of operations and financial position. The Company may attempt to settle the case. However, there can be no assurance that any settlement can be reached.

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

NOTE 14.  Related Party Transactions
------------------------------------
As of September 30, 2005, CBC Co., Ltd. and affiliates ("CBC") owned approximately 11.9% of the Company's outstanding common stock. The Company, which has been conducting business with CBC for approximately twenty-six years, imports certain finished products and components through CBC and also sells its products to CBC. The Company purchased approximately $566,000, $651,000 and $832,000 of products and components from CBC in fiscal years 2005, 2004, and 2003, respectively, and the Company sold $362,000, $712,000 and $370,000 of products to CBC for distribution in fiscal years 2005, 2004, and 2003, respectively. At September 30, 2005 and 2004, the Company owed $37,000 and $62,000, respectively, to CBC and CBC owed $32,000 and $55,000, respectively, to the Company resulting from purchases of products.

In fiscal 2003, the Company recognized $180,000 of revenues received from CBC pursuant to the completion of a contract to develop certain new product technology.

Note 15:  Asset Purchase
------------------------
On October 1, 2004, the Company entered into an agreement to purchase all of the operating assets of Videotronic Infosystems GmbH ("Videotronic"), a Germany based video system supplier which was operating under insolvency protection, for 700,000 Eurodollars (approximately $868,000). The purchase was ratified by Videotronic's Creditors on November 26, 2004. During the year ended September 30, 2005, the Company recognized a $211,000 extraordinary gain on the recovery of Videotronic net assets in excess of their allocated purchase price. Such gain includes adjustments to assigned values of accounts receivable, inventories, trade payables and severance liabilities. Pro forma results of operations have not been presented due to the relative insignificance of the operating assets acquired.

Note 16:  Recent Accounting Pronouncements
------------------------------------------
As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock-Based
Compensation". SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two prescribed methods. The "modified prospective" method requires compensation cost to be recognized based on the requirements of SFAS No. 123(R) for all outstanding vested stock option grants and all share-based payments granted after the effective date. Such method allows for the use of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The "modified retrospective" method includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company has adopted Statement 123(R) on October 1, 2005. The adoption of this statement will have the effect of reducing net income and earnings per share or increasing net loss and net loss per share as compared to what would have been reported under the current requirements. The Company is presently unable to determine the precise future annual impact of this statement on its results of operations since such determination would require knowledge of future events and facts unknown to the Company at this time. However, at September 30, 2005, the Company had 294,253 unvested options on which future compensation cost will be recognized.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4", which adopts wording from the International Accounting Standards Board's IAS 2, "Inventories", in an effort to improve the comparability of cross-border financial reporting. The new standard indicates that abnormal freight, handling costs and wasted materials are required to be treated as current period charges rather than as a portion of inventory costs. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. SFAS No. 151 will become effective for the Company's fiscal year ending September 30, 2006. The Company does not expect that the adoption of SFAS No. 151 will have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 is effective for the Company's fiscal year ending September 30, 2007 and requires retrospective application to prior period financial statements of voluntary changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. The Company's consolidated financial position, results of operations or cash flows will only be impacted by SFAS No. 154 if it implements a voluntary change in accounting principle or correct accounting errors in future periods.

NOTE 17.  Quarterly Financial Data (unaudited)
----------------------------------------------
                                                             Earnings (Loss)
                                                  Net           Per Share
  Quarter          Net            Gross          Income      ---------------
   Ended          Sales           Profit         (Loss)      Basic   Diluted

Fiscal 2005
December       $15,582,000      $5,868,000    $  (740,000)   $ (.16)   $ (.16)
March           12,802,000       4,708,000     (1,169,000)     (.26)     (.26)
June            13,991,000       5,319,000       (548,000)     (.12)     (.12)
September       13,681,000       5,101,000       (428,000)     (.09)     (.09)
               -----------     -----------    -----------    ------    ------
 Total         $56,056,000     $20,996,000    $(2,885,000)   $ (.63)   $ (.63)
               ===========     ===========    ===========    ======    ======

Fiscal 2004
December       $14,338,000      $5,847,000    $   122,000    $  .03    $  .03
March           12,235,000       4,525,000       (901,000)     (.20)     (.20)
June            13,573,000       5,004,000       (425,000)     (.09)     (.09)
September       13,387,000       4,335,000     (1,487,000)     (.32)     (.32)
               -----------     -----------    -----------    ------    ------
 Total         $53,533,000     $19,711,000    $(2,691,000)   $ (.59)   $ (.59)
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

                                  SCHEDULE II
                                  -----------

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                 Years ended September 30, 2005, 2004, and 2003



                            Balance at    Charged to               Balance
                            beginning     costs and                at end
     Description            of period     expenses    Deductions   of period
     -----------            ---------     ----------  ----------   ---------
Allowance for uncollectible
  accounts:


September 30, 2005          $1,162,000     $198,000    $ 63,000   $1,297,000
                            ==========     ========    ========   ==========

September 30, 2004          $1,135,000     $192,000    $165,000   $1,162,000
                            ==========     ========    ========   ==========

September 30, 2003          $1,077,000     $546,000    $488,000   $1,135,000
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

VICON INDUSTRIES, INC.

By /s/ Kenneth M. Darby                         By /s/ John M. Badke
-----------------------                         --------------------
Kenneth M. Darby                                John M.Badke
Chairman and                                    Senior Vice President, Finance
Chief Executive Officer                         and Chief Financial Officer


December 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

VICON INDUSTRIES, INC.


/s/ Kenneth M. Darby                                   December 29, 2005
---------------------                                  ---------------------
Kenneth M. Darby          Chairman and CEO             Date

/s/ Clifton H.W. Maloney                               December 29, 2005
------------------------                               ---------------------
Clifton H.W. Maloney      Director                     Date

/s/ Peter F. Neumann                                   December 29, 2005
---------------------                                  ---------------------
Peter F. Neumann          Director                     Date

/s/ W. Gregory Robertson                               December 29, 2005
------------------------                               ---------------------
W. Gregory Robertson      Director                     Date

/s/ Arthur D. Roche                                    December 29, 2005
---------------------                                  ---------------------
Arthur D. Roche           Director                     Date