Form 10-Q
period 2005-12-31
VICON INDUSTRIES INC /NY/
filed 2006-02-14
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934


For Quarter Ended  December 31, 2005               Commission File No.  1-7939
                  -------------------------------                      --------



                            Vicon Industries, Inc.
 ---------------------------------------------------------------------------
         New York State                                      11-2160665
 ---------------------------------------------------------------------------
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          identification No.)


            89 Arkay Drive, Hauppauge, New York                     11788
-----------------------------------------------------------------------------
          (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:   (631) 952-2288
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

                        Yes    X       No
                           -------       -------------


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer      Accelerated filer ___  Non-accelerated filer  X
                        ---                                               ------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes            No    X
                                   -------       -------------


At December 31, 2005, the registrant had outstanding 4,569,584 shares of Common Stock, $.01 par value.

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

                                                 Three Months Ended
                                                 ------------------

                                           12/31/05               12/31/04
                                           --------               --------

Net sales                                $14,258,950            $15,582,091
Cost of sales                              8,622,831              9,713,864
                                         -----------            -----------
    Gross profit                           5,636,119              5,868,227

Operating expenses:
  Selling, general and
    administrative expense                 4,421,732              5,159,402
  Engineering & development expense        1,061,116              1,381,786
                                         -----------            -----------
                                           5,482,848              6,541,188

    Operating income (loss)                  153,271               (672,961)

Interest expense                              42,794                 45,997
Interest and other income                    (41,719)               (36,891)
Loss on sale of marketable securities           -                    44,936
                                         -----------            -----------

    Income (loss) before income taxes        152,196               (727,003)
Income tax expense                             5,000                 13,000
                                         -----------            -----------

    Net income (loss)                    $   147,196            $  (740,003)
                                         ===========            ===========



Basic and diluted earnings
  (loss) per share                       $       .03            $      (.16)
                                         ===========            ===========


Shares used in computing earnings (loss) per share:

            Basic                          4,569,584              4,561,663
            Diluted                        4,663,330              4,561,663







See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

ASSETS                                              12/31/05         9/30/05
------                                              --------         -------
                                                   (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                         $ 5,987,737     $ 5,818,178
Marketable securities                                 122,947         121,830
Accounts receivable, net                           10,038,681      10,125,967
Inventories:
  Parts, components, and materials                  2,693,165       2,277,415
  Work-in-process                                   2,944,845       2,782,761
  Finished products                                 5,737,082       5,406,593
                                                  -----------     -----------
                                                   11,375,092      10,466,769
Prepaid expenses and other current assets             506,523         419,942
                                                  -----------     -----------
   TOTAL CURRENT ASSETS                            28,030,980      26,952,686

Property, plant and equipment                      13,001,435      12,890,801
Less accumulated depreciation and amortization     (6,473,480)     (6,274,975)
                                                 ------------     -----------
                                                    6,527,955       6,615,826
Other assets                                          584,994         623,393
                                                  -----------     -----------
   TOTAL ASSETS                                   $35,143,929     $34,191,905
                                                  ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt                  348,581         409,343
Accounts payable                                    3,578,257       2,462,671
Accrued compensation and employee benefits          2,379,344       2,353,849
Accrued expenses                                    1,437,189       1,403,734
Unearned revenue                                      556,217         566,065
Income taxes payable                                   47,876          44,306
                                                  -----------     -----------
   TOTAL CURRENT LIABILITIES                        8,347,464       7,239,968

Long-term debt                                      1,973,326       2,061,825
Unearned revenue                                      533,940         582,679
Other long-term liabilities                           365,211         328,953

SHAREHOLDERS' EQUITY
Common stock, par value $.01                           48,574          48,574
Additional paid in capital                         22,481,316      22,459,478
Retained earnings                                   2,428,241       2,281,045
                                                  -----------     -----------
                                                   24,958,131      24,789,097
Less treasury stock, at cost                       (1,299,999)     (1,299,999)
Accumulated other comprehensive income                331,218         557,045
Deferred compensation                                 (65,362)        (67,663)
                                                  -----------     -----------
   TOTAL SHAREHOLDERS' EQUITY                      23,923,988      23,978,480
                                                  -----------     -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $35,143,929     $34,191,905
                                                  ===========     ===========



See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)


                                                        Three Months Ended

                                                      12/31/05       12/31/04
                                                      --------       --------
Cash flows from operating activities:
  Net income (loss)                                $   147,196    $  (740,003)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
    Depreciation and amortization                      236,734        271,776
    Amortization of deferred compensation                2,301         19,182
    Stock compensation expense                          21,838           -
    Loss on sale of marketable securities                 -            44,936
  Change in assets and liabilities:
      Accounts receivable, net                         (23,034)    (1,341,399)
      Inventories                                     (970,828)      (678,340)
      Prepaid expenses and other current assets        (92,930)      (113,267)
      Other assets                                      36,439         (2,514)
      Accounts payable                               1,136,819       (302,052)
      Accrued compensation and employee benefits        33,176       (146,486)
      Accrued expenses                                  38,598       (191,987)
      Unearned revenue                                 (58,587)       (56,936)
      Income taxes payable                               5,049       (151,350)
      Other liabilities                                 21,755         86,263
                                                   ------------   -----------
       Net cash provided by (used in)
         operating activities                          534,526     (3,302,177)

Cash flows from investing activities:
  Capital expenditures                                (188,907)      (277,823)
  Acquisition, net of cash acquired                       -          (868,000)
  Net decrease (increase) in marketable securities      (1,289)     2,065,214
                                                   ------------   -----------
       Net cash provided by (used in)
         investing activities                         (190,196)       919,391

Cash flows from financing activities:
  Repayments of long-term debt                        (145,678)       (87,893)
  Proceeds from exercise of stock options                 -             2,700
  Repurchases of common stock                             -           (21,115)
                                                   ------------   -----------
       Net cash used in financing activities          (145,678)      (106,308)
                                                   ------------   -----------
Effect of exchange rate changes on cash                (29,093)       121,956
                                                   ------------   -----------

Net increase (decrease) in cash                        169,559     (2,367,138)
Cash at beginning of year                            5,818,178      6,063,198
                                                   ------------   -----------
Cash at end of period                              $ 5,987,737    $ 3,696,060
                                                   ============   ===========






See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------
                                December 31, 2005
                                -----------------


Note 1: Basis of Presentation
-----------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2005. Certain prior year amounts have been reclassified to conform to the current period presentation.

Note 2: Marketable Securities
-----------------------------

Marketable securities consist of mutual fund investments in U.S. government debt securities. Such securities are stated at market value and are classified as available-for-sale under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, with unrealized gains and losses reported in other comprehensive income as a component of shareholders' equity. The cost of such securities at December 31, 2005 was $125,170, with $2,223 of cumulative unrealized losses reported at December 31, 2005.

Note 3: Accounts Receivable
---------------------------

Accounts receivable is stated net of an allowance for uncollectible accounts of $1,324,000 and $1,297,000 as of December 31, 2005 and September 30, 2005,
respectively.

Note 4: Earnings per Share
--------------------------

Basic earnings (loss) per share (EPS) is computed based on the weighted average number of common shares outstanding for the period. Diluted EPS reflects the maximum dilution that would have resulted from the exercise of stock options and incremental common shares issuable under deferred compensation agreements. The following table provides the components of the basic and diluted EPS computations for the three month periods ended December 31, 2005 and 2004:

                                                        Three Months
                                                     Ended December 31,
                                                     ------------------
                                                    2005            2004
                                                 ----------       --------
Basic EPS Computation
Net income (loss)...........................    $   147,196     $  (740,003)
Weighted average shares outstanding.........      4,569,584       4,561,663
Basic net income (loss) per share...........    $       .03     $      (.16)
                                                ============    ===========

                                                        Three Months
                                                     Ended December 31,
                                                     ------------------
                                                    2005            2004
                                                 ----------       --------
Diluted EPS Computation
Net income (loss)...........................    $   147,196     $  (740,003)

  Weighted average shares outstanding.......      4,569,584       4,561,663
  Stock options.............................         18,258            -
  Stock compensation arrangements...........         75,488            -
                                                  ----------    -----------

Diluted shares outstanding..................      4,663,330       4,561,663

Diluted net income (loss) per share.........    $       .03     $      (.16)
                                                ============    ===========

The diluted weighted average shares outstanding do not include the antidilutive impact of 424,916 and 50,000 shares for the three month periods ended December 31, 2005 and 2004, respectively, because the exercise price of the stock options exceeded the average market value of the stock in the periods presented. In addition, the diluted weighted average shares outstanding do not include the antidilutive impact of 227,785 shares for the three month period ended December 31, 2004 as a result of the net loss reported for that period.

Note 5: Comprehensive Income (Loss)
-----------------------------------

The Company's total comprehensive loss for the three month periods ended December 31, 2005 and 2004 was as follows:
                                                             Three Months
                                                          Ended December 31,
                                                          ------------------
                                                         2005          2004
                                                        ------        ------

Net income (loss)                                  $   147,196   $  (740,003)
Other comprehensive income (loss), net of tax:
  Decrease (increase) in unrealized loss
    on securities                                         (172)       47,518
  Unrealized loss on derivatives                       (14,503)      (54,350)
  Foreign currency translation adjustment             (211,152)      441,698
                                                   ------------  -----------
Comprehensive loss                                 $   (78,631)  $  (305,137)
                                                   ============  ===========


The accumulated other comprehensive income balances at December 31, 2005 and September 30, 2005 consisted of the following:

                                                  December 31,   September 30,
                                                      2005           2005
                                                  ------------   -----------
Foreign currency translation adjustment           $  361,694      $ 572,846
Unrealized loss on derivatives                       (28,253)       (13,750)
Unrealized loss on securities                         (2,223)        (2,051)
                                                  -----------     ----------
Accumulated other comprehensive income            $  331,218      $ 557,045
                                                  ===========     ==========

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

The Company evaluates performance and allocates resources based on, among other things, the net profit or loss for each segment, excluding intersegment sales and profits. Segment information for the three month periods ended December 31, 2005 and 2004 was as follows:

Three Months Ended
December 31, 2005       U.S.       Europe      Other     Consolid.    Totals
-----------------       ----       ------      -----     ---------    ------

Net sales to
 external customers $ 9,002,000  $5,176,000 $   81,000  $    -     $14,259,000
Intersegment
 net sales            1,670,000       -        817,000  (2,487,000)      -
Net income (loss)       135,000     (55,000)   (26,000)     93,000     147,000
Total assets         25,702,000   9,815,000  2,318,000  (2,691,000) 35,144,000

Three Months Ended
December 31, 2004       U.S.       Europe      Other     Consolid.    Totals
-----------------       ----       ------      -----     ---------    ------

Net sales to
 external customers $10,752,000  $4,723,000 $  107,000 $     -    $15,582,000
Intersegment
 net sales            1,008,000       -      2,242,000 (3,250,000)      -
Net income (loss)      (534,000)   (152,000)    40,000    (94,000)   (740,000)
Total assets         26,355,000  10,360,000  3,451,000 (2,298,000) 37,868,000


The consolidating segment information above includes the elimination and consolidation of intersegment transactions.

Note 7: Derivative Instruments
------------------------------

At December 31, 2005, the Company had interest rate swaps and forward exchange contracts outstanding with notional amounts aggregating $1.6 million and $900,000, respectively, whose aggregate fair value was a liability of approximately $28,000. The change in the amount of the liability for these instruments is shown as a component of accumulated other comprehensive income.

Note 8: Stock-Based Compensation
--------------------------------

The Company maintains stock option plans that include both incentive and non-qualified options reserved for issuance to key employees, including officers and directors. All options are issued at fair market value at the grant date and are exercisable in varying installments according to the plans. The plans allow for the payment of option exercises through the surrender of previously owned mature shares based on the fair market value of such shares at the date of surrender.

Prior to October 1, 2005, the Company followed Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for its employee stock-based compensation. Under APB No. 25, compensation expense was recorded if, on the date of grant, the market price of the underlying stock exceeded its exercise price. As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and SFAS No. 148

"Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123" ("SFAS No. 148"), the Company had retained the accounting prescribed by APB No. 25 and presented the disclosure information prescribed by SFAS No. 123 and SFAS No. 148.

Had compensation expense for stock option grants issued been determined under the fair value method of SFAS No. 123, the Company's net loss and loss per share
(EPS) for the three-month period ended December 31, 2004 would have been:

                                                   Three Months Ended
                                                    December 31, 2004
                                                 ----------------------

Reported net loss                                     $  (740,003)
Stock-based compensation cost                             (59,067)
                                                      -----------
Pro forma net loss                                    $  (799,070)
                                                      ===========

Reported basic and diluted EPS                          $ (.16)
Pro forma basic and diluted EPS                         $ (.18)

Effective October 1, 2005, the Company adopted SFAS No. 123(R), "Share-Based Payment", which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period. For the three months ended December 31, 2005, the Company recorded non-cash compensation expense in the amount of $21,838 ($.005 per basic and diluted share) relating to stock options. The Company elected to utilize the modified-prospective application method, whereby compensation expense is recorded for all awards granted after October 1, 2005 and for the unvested portion of awards granted prior to this date. Accordingly, prior period amounts have not been restated. The fair value for options was determined using a Black-Scholes valuation model and the straight-line attribution approach using the following weighted average assumptions for the three-months ended December 31, 2005:

Risk-free interest rate              4.44%
Dividend yield                       0.00%
Volatility factor                   75.91%
Weighted average expected life     5 years

A summary of stock option activity for the three-months ended December 31, 2005 is presented below:
                                                        Weighted
                                                        Average
                                             Weighted   Remaining
                                             Average   Contractual  Aggregate
                                             Exercise     Term      Intrinsic
Options                             Shares    Price    (in years)     Value
-------                             ------    -----    ----------     -----

Balance at October 1, 2005         582,741    $3.35
Granted                             39,975    $3.17
Exercised                             -         -
Forfeited or expired                  -         -
                                   -------    -----
Balance at December 31, 2005       622,716    $3.34         3.3       $74,350
                                   =======    =====         ===       =======
Exercisable at December 31, 2005   336,261    $3.23         2.3       $57,719
                                   =======    =====         ===       =======

The weighted-average grant date fair value of options granted for the three months ended December 31, 2005 was $2.05. The total intrinsic value of options exercised during the three-months ended December 31, 2005 was zero as there were no options exercised during the period.

A summary of the status of the Company's nonvested shares as of December 31, 2005 is as follows:

                                                             Weighted-Average
                                                                 Grant-Date
Nonvested Shares                        Shares                   Fair Value
----------------                        ------                   ----------

Nonvested at October 1, 2005            294,253                     $1.79
Granted                                  39,975                     $2.05
Vested                                  (47,773)                    $1.53
Forfeited                                  -                          -
                                        -------                     -------
Nonvested at December 31, 2005          286,455                     $1.87

As of December 31, 2005, there was $336,253 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of shares vested during the three-months ended December 31, 2005 was $73,039.

Note 9: Litigation
------------------

The Company is one of several defendants in a patent infringement suit commenced by Lectrolarm Custom Systems, Inc. in May 2003 in the United States District Court for the Western District of Tennessee. The alleged infringement by the Company relates to its camera dome systems and other products that represent significant sales to the Company. Among other things, the suit seeks past and enhanced damages, injunctive relief and attorney's fees. In January 2006, the Company received the plaintiff's claim for past damages through December 31, 2005 that approximated $11.7 million. The Company and its outside patent counsel believe that the complaint against the Company is without merit. The Company is vigorously defending itself and is a party to a joint defense with certain other named defendants. The Company is unable to reasonably estimate a range of possible loss, if any, at this time. Although the Company believes that it has meritorious defenses to such claims, there is a possibility that an unfavorable outcome could ultimately occur that could result in a liability that is material to the Company's results of operations and financial position. The Company has held discussions with the plaintiff in the interest of settling the case. However, there can be no assurance that any settlement can be reached.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------


Results of Operations
---------------------
Three Months Ended December 31, 2005 Compared with December 31, 2004
--------------------------------------------------------------------


Net sales for the quarter ended December 31, 2005 decreased 8% to $14.3 million compared with $15.6 million in the year ago period. Domestic sales decreased 5% to $7.4 million compared with $7.8 million in the year ago period. International sales for the quarter decreased 12% to $6.9 million compared with $7.8 million in the year ago period. International sales for the prior year period included the shipment of a $2.2 million system order to one foreign customer. The backlog of unfilled orders was $5.1 million at December 31, 2005 compared with $6.7 million at September 30, 2005.

Gross profit margins for the first quarter of fiscal 2006 increased to 39.5% compared with 37.7% in the year ago period due principally to cost reductions on the Company's digital video server/recorder product line.

Operating expenses for the first quarter of fiscal 2006 decreased $1.0 million to $5.5 million compared with $6.5 million in the year ago period. The decrease was spread among all reported operating expense categories as a result of planned cost cutting initiatives.

The Company generated operating income of $153,000 in the first fiscal quarter of 2006 compared with an operating loss of $673,000 in the year ago period.

Interest expense decreased to $43,000 for the first quarter of fiscal 2006 compared with $46,000 in the year ago period principally as a result of the paydown of bank borrowings offset, in part, by the effect of increased interest rates during the current quarter. Interest and other income increased to $42,000 for the first quarter of fiscal 2006 compared with $37,000 in the year ago period principally as a result of increased interest rates during the current quarter.

Income tax expense for the first quarter of fiscal 2006 was $5,000 compared with $13,000 in the year ago period relating principally to profits reported by the Company's European operations. The Company has ceased recognizing tax benefits on its U.S. operating losses due to the uncertainty of its future realization.

As a result of the foregoing, the Company reported net income of $147,000 for the first quarter of fiscal 2006 compared with a net loss of $740,000 in the year ago period.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $535,000 for the first quarter of fiscal 2006, which included $147,000 of reported net income and $261,000 of non-cash charges. In addition, accounts payable increased by $1.1 million as a result of an increase in inventories of $971,000, for a net $166,000 of additional cash provided by operating activities. Net cash used in investing activities was $190,000 for the first quarter of fiscal 2006 due principally to $189,000 of general capital expenditures. Net cash used in financing activities was $146,000 representing repayments of bank debt. As a result of the foregoing, cash increased by $170,000 for the first quarter of fiscal 2006 after the effect of exchange rate changes on the cash position of the Company.

The Company's European based subsidiary maintains a bank overdraft facility that provides for maximum borrowings of one million Pounds Sterling (approximately $1,720,000) to support its local working capital requirements. This facility expires in February 2006. At December 31, 2005 and September 30, 2005, there were no outstanding borrowings under this facility.

The following is a summary of the Company's long-term debt and material lease obligations as of December 31, 2005:

Fiscal         Debt                 Lease
 Year       Repayments           Commitments         Total
------      ----------           -----------         -----
 2006       $  261,000             $246,000       $  507,000
 2007          320,000              174,000          494,000
 2008        1,741,000               36,000        1,777,000

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

The Company is one of several defendants in a patent infringement suit commenced by Lectrolarm Custom Systems, Inc. in May 2003 in the United States District Court for the Western District of Tennessee. The alleged infringement by the Company relates to its camera dome systems and other products that represent significant sales to the Company. Among other things, the suit seeks past and enhanced damages, injunctive relief and attorney's fees. In January 2006, the Company received the plaintiff's claim for past damages through December 31, 2005 that approximated $11.7 million. The Company and its outside patent counsel believe that the complaint against the Company is without merit. The Company is vigorously defending itself and is a party to a joint defense with certain other named defendants. The Company is unable to reasonably estimate a range of possible loss, if any, at this time. Although the Company believes that it has meritorious defenses to such claims, there is a possibility that an unfavorable outcome could ultimately occur that could result in a liability that is material to the Company's results of operations and financial position. The Company has held discussions with the plaintiff in the interest of settling the case. However, there can be no assurance that any settlement can be reached.

Critical Accounting Policies
----------------------------

The Company's significant accounting policies are fully described in Note 1 to the Company's consolidated financial statements included in its September 30, 2005 Annual Report on Form 10-K. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

The Company's ability to recover the reported amounts of deferred income tax assets is dependent upon its ability to generate sufficient taxable income during the periods over which net temporary tax differences become deductible. The Company maintains a full valuation allowance against its deferred tax assets due to the uncertainty of future realization. The establishment of such valuation allowance was determined to be appropriate due to the Company's operating losses in recent years and the inherent uncertainties of predicting future operating results in periods over which such net tax differences become deductible. The Company plans to provide a full valuation allowance against its deferred tax assets until such time that it can achieve a sustained level of profitability or other positive evidence arises that would demonstrate an ability to recover such assets.

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

At December 31, 2005, the Company had $1.6 million of outstanding floating rate bank debt which was covered by an interest rate swap agreement that effectively converts the foregoing floating rate debt to a stated fixed rate (see "Note 6. Long-Term Debt" to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2005). Thus, the Company has substantially no net interest rate exposures on these instruments. However, the Company had approximately $652,000 of floating rate bank debt that is subject to interest rate risk as it was not covered by interest rate swap agreements. The Company does not believe that a 10% fluctuation in interest rates would have a material effect on its consolidated financial position and results of operations.

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

PART II - OTHER INFORMATION
---------------------------

ITEM 1 - LEGAL PROCEEDINGS
--------------------------

The Company is one of several defendants in a patent infringement suit commenced by Lectrolarm Custom Systems, Inc. in May 2003 in the United States District Court for the Western District of Tennessee. The alleged infringement by the Company relates to its camera dome systems and other products that represent significant sales to the Company. Among other things, the suit seeks past and enhanced damages, injunctive relief and attorney's fees. In January 2006, the Company received the plaintiff's claim for past damages through December 31, 2005 that approximated $11.7 million. The Company and its outside patent counsel believe that the complaint against the Company is without merit. The Company is vigorously defending itself and is a party to a joint defense with certain other named defendants. The Company is unable to reasonably estimate a range of possible loss, if any, at this time. Although the Company believes that it has meritorious defenses to such claims, there is a possibility that an unfavorable outcome could ultimately occur that could result in a liability that is material to the Company's results of operations and financial position. The Company has held discussions with the plaintiff in the interest of settling the case. However, there can be no assurance that any settlement can be reached.

In connection with this suit, the Company filed a request with the U.S. Patent and Trademark Office for reexamination of the plaintiff's patent. In April 2005, such request was granted by the U.S. Patent and Trademark Office, who found sufficient evidence to warrant a reexamination of the plaintiff's patent.

ITEM 2 - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY
------------------------------------------------------------------------------
SECURITIES
----------

On April 26, 2001, the Company announced that its Board of Directors authorized the repurchase of up to $1 million of shares of the Company's common stock, which represented approximately 9.8% of shares outstanding on the announcement date. The following table summarizes repurchases of common stock for the three month period ended December 31, 2005:

                        Total
                        Number       Average      Approximate Dollar Value
                      of Shares    Price Paid     of Shares that May Yet Be
     Period          Purchased (1)  per Share   Purchased Under the Program
     ------          -------------  ---------   ----------------------------

10/01/05-10/31/05          -          $ -                 $459,664
11/01/05-11/30/05          -          $ -                 $459,664
12/01/05-12/31/05          -          $ -                 $459,664
                        ------        -----
      Total                -          $ -
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

b)   Reports on Form 8-K

     On December 13, 2005, the Company filed a Current Report on Form 8-K filing its press release announcing the Company's financial results for its quarter and fiscal year ended September 30, 2005.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



VICON INDUSTRIES, INC.





February 14, 2006




/s/ Kenneth M. Darby                       /s/ John M. Badke
--------------------                       --------------------
Kenneth M. Darby                           John M. Badke
Chairman and                               Senior Vice President, Finance
Chief Executive Officer                    Chief Financial Officer