Form 10-Q
period 2006-03-31
VICON INDUSTRIES INC /NY/
filed 2006-05-15
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


QUARTERLY  REPORT UNDER  SECTION 13 or 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934


For Quarter Ended  March 31, 2006                  Commission File No.  1-7939
                   --------------                                       -------



                            Vicon Industries, Inc.
                            ----------------------

       New York State                                        11-2160665
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          identification No.)


            89 Arkay Drive, Hauppauge, New York                     11788
-----------------------------------------------------------------------------
          (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:   (631) 952-2288
                                                    -------------------

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

Large accelerated filer      Accelerated filer ___  Non-accelerated filer   X
                        ---                                               -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes            No       X
                                   -------       -------------


At March 31, 2006, the registrant had outstanding 4,573,084 shares of Common Stock, $.01 par value.

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three Months Ended
                                                 ------------------

                                           3/31/06                3/31/05
                                           -------                -------

Net sales                                $12,222,705            $12,802,110
Cost of sales                              7,645,143              8,094,317
                                         -----------            -----------
    Gross profit                           4,577,562              4,707,793

Operating expenses:
  Selling, general and
    administrative expense                 4,317,117              4,693,049
  Engineering & development expense        1,100,053              1,315,890
                                         -----------            -----------
                                           5,417,170              6,008,939

    Operating loss                          (839,608)            (1,301,146)

Interest expense                              40,964                 42,967
Interest and other income                    (28,018)                (5,794)
                                         -----------            -----------

    Loss before income taxes                (852,554)            (1,338,319)
Income tax expense (benefit)                  (5,000)                42,000
                                         -----------            ------------

    Loss before extraordinary gain          (847,554)            (1,380,319)

Extraordinary gain                              -                   210,968
                                         -----------            -----------

    Net loss                             $  (847,554)           $(1,169,351)
                                         ===========            ===========



Basic and diluted loss per share:

Loss before extraordinary gain           $      (.19)           $      (.30)

Extraordinary gain                               -                      .04
                                         -----------            -----------

    Net loss                             $      (.19)           $      (.26)
                                         ===========            ===========


Shares used in computing basic
 and diluted loss per share                4,571,878              4,565,663





See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Six Months Ended
                                                  ----------------

                                           3/31/06                3/31/05
                                           -------                -------

Net sales                                $26,481,655            $28,384,201
Cost of sales                             16,267,974             17,808,181
                                         -----------            -----------
    Gross profit                          10,213,681             10,576,020

Operating expenses:
  Selling, general and
    administrative expense                 8,738,849              9,852,451
  Engineering & development expense        2,161,169              2,697,676
                                         -----------            -----------
                                          10,900,018             12,550,127

    Operating loss                          (686,337)            (1,974,107)

Interest expense                              83,758                 88,964
Interest and other income                    (69,737)               (42,685)
Loss on sale of marketable securities           -                    44,936
                                         -----------            -----------

    Loss before income taxes                (700,358)            (2,065,322)

Income tax expense                              -                    55,000
                                         -----------            ------------

    Loss before extraordinary gain          (700,358)            (2,120,322)

Extraordinary gain                              -                   210,968
                                         -----------            -----------

    Net loss                             $  (700,358)           $(1,909,354)
                                         ===========            ===========



Basic and diluted loss per share:

Loss before extraordinary gain           $      (.15)           $      (.46)

Extraordinary gain                               -                      .04
                                         -----------            -----------

    Net loss                             $      (.15)           $      (.42)
                                         ===========            ===========


Shares used in computing basic
 and diluted loss per share                4,570,719              4,563,642




See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS                                               3/31/06         9/30/05
------                                               -------         -------
                                                   (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                         $ 4,125,580     $ 5,818,178
Marketable securities                                 123,080         121,830
Accounts receivable, net                            8,751,336      10,125,967
Inventories:
  Parts, components, and materials                  3,242,112       2,277,415
  Work-in-process                                   2,198,238       2,782,761
  Finished products                                 7,362,198       5,406,593
                                                  -----------     -----------
                                                   12,802,548      10,466,769
Prepaid expenses and other current assets             534,158         419,942
                                                  -----------     -----------
   TOTAL CURRENT ASSETS                            26,336,702      26,952,686

Property, plant and equipment                      13,176,780      12,890,801
Less accumulated depreciation and amortization     (6,710,579)     (6,274,975)
                                                 ------------     -----------
                                                    6,466,201       6,615,826
Other assets                                          584,924         623,393
                                                  -----------     -----------
   TOTAL ASSETS                                   $33,387,827     $34,191,905
                                                  ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
Current maturities of long-term debt              $   352,314     $   409,343
Accounts payable                                    2,689,285       2,462,671
Accrued compensation and employee benefits          2,165,933       2,353,849
Accrued expenses                                    1,419,568       1,403,734
Unearned revenue                                      624,496         566,065
Income taxes payable                                   43,312          44,306
                                                  -----------     -----------
   TOTAL CURRENT LIABILITIES                        7,294,908       7,239,968

Long-term debt                                      1,885,267       2,061,825
Unearned revenue                                      525,067         582,679
Other long-term liabilities                           376,490         328,953

SHAREHOLDERS' EQUITY
Common stock, par value $.01                           48,609          48,574
Additional paid in capital                         22,469,754      22,459,478
Retained earnings                                   1,580,687       2,281,045
                                                  -----------     -----------
                                                   24,099,050      24,789,097
Less treasury stock, at cost                       (1,299,999)     (1,299,999)
Accumulated other comprehensive income                507,044         557,045
Deferred compensation                                   -             (67,663)
                                                  -----------     -----------
   TOTAL SHAREHOLDERS' EQUITY                      23,306,095      23,978,480
                                                  -----------     -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $33,387,827     $34,191,905
                                                  ===========     ===========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         Six Months Ended
                                                         ----------------

                                                       3/31/06       3/31/05
                                                       -------       -------
Cash flows from operating activities:
  Net loss                                         $  (700,358)   $(1,909,354)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                      458,511        553,632
    Amortization of deferred compensation                4,913         38,197
    Stock compensation expense                          65,360        (67,718)
    Extraordinary gain on acquisition                     -          (210,968)
    Loss on sale of marketable securities                 -            44,936
  Change in assets and liabilities:
      Accounts receivable, net                       1,310,518        673,185
      Inventories                                   (2,374,340)       189,465
      Recoverable income taxes                            -           239,402
      Prepaid expenses and other current assets       (118,233)      (156,255)
      Other assets                                      37,293            971
      Accounts payable                                 238,811     (1,119,140)
      Accrued compensation and employee benefits      (183,783)       283,244
      Accrued expenses                                  18,888         18,177
      Unearned revenue                                     819       (218,214)
      Income taxes payable                                -          (292,323)
      Other liabilities                                 45,161       (404,755)
                                                   ------------   -----------
       Net cash used in operating activities        (1,196,440)    (2,337,518)

Cash flows from investing activities:
  Capital expenditures                                (332,960)      (430,671)
  Acquisition, net of cash acquired                       -          (868,000)
  Net decrease (increase) in marketable securities      (2,626)     2,064,665
                                                   ------------   -----------
       Net cash provided by (used in)
         investing activities                         (335,586)       765,994

Cash flows from financing activities:
  Repayments of long-term debt                        (231,462)      (175,561)
  Proceeds from exercise of stock options                7,700         13,240
  Repurchases of common stock                             -           (21,115)
                                                   ------------   -----------
       Net cash used in financing activities          (223,762)      (183,436)
                                                   ------------   -----------
Effect of exchange rate changes on cash                 63,190         90,655
                                                   ------------   -----------

Net decrease in cash                                (1,692,598)    (1,664,305)
Cash at beginning of year                            5,818,178      6,063,198
                                                   ------------   ------------
Cash at end of period                              $ 4,125,580    $ 4,398,893
                                                   ============   ===========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2006


Note 1: Basis of Presentation
-----------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2005. Certain prior year amounts have been reclassified to conform to the current period presentation.

Note 2: Marketable Securities
-----------------------------

Marketable securities consist of mutual fund investments in U.S. government debt securities. Such securities are stated at market value and are classified as available-for-sale under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, with unrealized gains and losses reported in other comprehensive income as a component of shareholders' equity. The cost of such securities at March 31, 2006 was $126,507, with $3,427 of cumulative unrealized losses reported at March 31, 2006.

Note 3: Accounts Receivable
---------------------------

Accounts receivable is stated net of an allowance for uncollectible accounts of $1,384,000 and $1,297,000 as of March 31, 2006 and September 30, 2005,
respectively.

Note 4: Earnings per Share
--------------------------

Basic earnings (loss) per share (EPS) is computed based on the weighted average number of common shares outstanding for the period. Diluted EPS reflects the maximum dilution that would have resulted from the exercise of stock options and incremental common shares issuable under deferred compensation agreements. The weighted average number of shares of common stock used in determining basic and diluted EPS was 4,571,878 and 4,565,663 for the three months ended March 31, 2006 and 2005, respectively. The weighted average number of shares of common stock used in determining basic and diluted EPS was 4,570,719 and 4,563,642 for the six months ended March 31, 2006 and 2005, respectively.

For the three months ended March 31, 2006 and 2005, 112,093 and 175,213 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive. For the six months ended March 31, 2006 and 2005, 102,920 and 201,499 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive.

Note 5: Comprehensive Income (Loss)
-----------------------------------

The Company's total comprehensive loss for the three month and six month periods ended March 31, 2006 and 2005 was as follows:

                                 Three Months                Six Months
                                Ended March 31,            Ended March 31,
                             ---------------------       --------------------
                               2006         2005           2006         2005
                             --------     --------       --------     -------
Net loss                  $  (847,554)  $(1,169,351)  $  (700,358) $(1,909,354)
Other comprehensive income
 (loss), net of tax:
  Decrease (increase) in
   unrealized loss on
    securities                 (1,204)         (596)       (1,376)      46,922
  Unrealized gain (loss)
   on derivatives              12,127        93,825        (2,376)      39,475
  Foreign currency
   translation adjustment     164,903      (138,198)      (46,249)     303,500
                          -----------    -----------  ------------ ------------
Comprehensive loss        $  (671,728)  $(1,214,320)  $  (750,359) $(1,519,457)
                          ===========   ============  ============ ============

The accumulated other comprehensive income balances at March 31, 2006 and September 30, 2005 consisted of the following:


                                                    March 31,    September 30,
                                                      2006           2005
                                                  ------------   ------------
Foreign currency translation adjustment           $  526,597      $ 572,846
Unrealized loss on derivatives                       (16,126)       (13,750)
Unrealized loss on securities                         (3,427)        (2,051)
                                                  -----------     ----------
Accumulated other comprehensive income            $  507,044      $ 557,045
                                                  ===========     ==========

Note 6: Derivative Instruments
------------------------------

At March 31, 2006, the Company had interest rate swaps and forward exchange contracts outstanding with notional amounts aggregating $1.5 million and $1.2 million, respectively, whose aggregate fair value was a liability of approximately $16,000. The change in the amount of the liability for these instruments is shown as a component of accumulated other comprehensive income.

Note 7: Stock-Based Compensation
--------------------------------

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

Had compensation expense for stock option grants issued been determined under the fair value method of SFAS No. 123, the Company's net loss and loss per share
(EPS) for the three-month and six-months periods ended March 31, 2005 would have been:

                                   Three Months Ended        Six Months Ended
                                     March 31, 2005           March 31, 2005
                                     --------------           --------------

Reported net loss                      $(1,169,351)             $(1,909,354)
Stock-based compensation cost              (38,056)                 (97,123)
                                       -----------              -----------
Pro forma net loss                     $(1,207,407)             $(2,006,477)
                                       ===========              ===========

Reported basic and diluted EPS            $ (.26)                  $ (.42)
Pro forma basic and diluted EPS           $ (.26)                  $ (.44)

Effective October 1, 2005, the Company adopted SFAS No. 123(R), "Share-Based Payment", which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period. For the three-month and six-month periods ended March 31, 2006, the Company recorded non-cash compensation expense of $43,522 and $65,360, respectively, ($.01 per basic and diluted share) relating to stock options. The Company elected to utilize the modified-prospective application method, whereby compensation expense is recorded for all awards granted after October 1, 2005 and for the unvested portion of awards granted prior to this date. Accordingly, prior period amounts have not been restated. The adoption of SFAS No. 123(R) resulted in an immaterial cumulative change in accounting as of the date of adoption. The fair value for options was determined using a Black-Scholes valuation model and the straight-line attribution approach using the following weighted average assumptions for the six-months ended March 31, 2006:

                  Risk-free interest rate              4.44%
                  Dividend yield                       0.00%
                  Volatility factor                   75.91%
                  Weighted average expected life     5 years

The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. The Company has not recently declared or paid any dividends and does not currently expect to do so in the future. Expected volatility is based on the annualized daily historical volatility of the Company's stock over a representative period. The weighted-average expected life represents the period over which stock-based awards are expected to be outstanding and was determined based on a number of factors, including historical weighted average and projected holding periods for the remaining unexercised shares, the contractual terms of the Company's stock-based awards, vesting schedules and expectations of future employee behavior.

A summary of stock option activity for the six-months ended March 31, 2006 is presented below:
                                                        Weighted
                                                        Average
                                             Weighted   Remaining
                                   Number    Average   Contractual  Aggregate
                                     of      Exercise     Term      Intrinsic
                                   Options    Price    (in years)     Value
                                   -------    -----    ----------     -----

Balance at October 1, 2005         582,741    $3.35
Granted                             39,975    $3.17
Exercised                           (3,500)   $2.20
Forfeited or expired               (35,000)   $4.40
                                   -------    -----
Balance at March 31, 2006          584,216    $3.28         2.9      $118,993
                                   =======    =====         ===      ========
Exercisable at March 31, 2006      331,261    $3.24         2.1      $ 76,940
                                   =======    =====         ===      ========

The weighted-average grant date fair value of options granted for the six months ended March 31, 2006 was $2.05. The total intrinsic value of options exercised during the six months ended March 31, 2006 was $3,150.

A summary of the status of the Company's nonvested shares as of March 31, 2006 is as follows:

                                                             Weighted-Average
                                                                 Grant-Date
Nonvested Shares                        Shares                   Fair Value
                                        ------                   ----------

Nonvested at October 1, 2005            294,253                     $1.79
Granted                                  39,975                     $2.05
Vested                                  (47,773)                    $1.53
Forfeited                               (33,500)                    $1.92
                                        -------                     -------
Nonvested at March 31, 2006             252,955                     $1.79

As of March 31, 2006, there was $292,731 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of shares vested during the six months ended March 31, 2006 was $73,039.

Note 8: Litigation
------------------

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

In connection with this suit, the Company filed a request with the U.S. Patent and Trademark Office (USPTO) for reexamination of the plaintiff's patent. In April 2006, the USPTO issued a non-final office action rejecting all of the plaintiff's patent claims asserted against the Company. The plaintiff has multiple appeals available to it in the USPTO and, thereafter, in the Court of Appeals for the Federal Circuit.

In the normal course of business, the Company is a party to certain other claims and litigation. Management believes that the settlement of such claims and litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations.

Note 9: Asset Purchase
----------------------

On October 1, 2004, the Company entered into an agreement to purchase all of the operating assets of Videotronic Infosystems GmbH ("Videotronic"), a German based video products supplier operating under insolvency protection, for 700,000 Eurodollars (approximately $868,000).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------


Results of Operations
---------------------
Three Months Ended March 31, 2006 Compared with March 31, 2005
--------------------------------------------------------------


Net sales for the quarter ended March 31, 2006 decreased 5% to $12.2 million compared with $12.8 million in the year ago period. Domestic sales increased 6% to $6.6 million compared with $6.2 million in the year ago period. International sales for the quarter decreased 14% to $5.6 million compared with $6.6 million in the year ago period. The backlog of unfilled orders was $6.5 million at March 31, 2006 compared with $6.7 million at September 30, 2005.

Gross profit margins for the second quarter of fiscal 2006 increased to 37.5% compared with 36.8% in the year ago period due principally to cost reductions on the Company's digital video server/recorder product line.

Operating expenses for the second quarter of fiscal 2006 decreased $.6 million to $5.4 million compared with $6.0 million in the year ago period. The decrease was spread among all reported operating expense categories as a result of planned cost cutting initiatives.

The Company incurred an operating loss of $840,000 in the second fiscal quarter of 2006 compared with an operating loss of $1.3 million in the year ago period.

Interest expense decreased to $41,000 for the second quarter of fiscal 2006 compared with $43,000 in the year ago period principally as a result of the paydown of bank borrowings offset, in part, by the effect of increased interest rates during the current quarter. Interest and other income increased to $28,000 for the second quarter of fiscal 2006 compared with $6,000 in the year ago period principally as a result of increased interest rates during the current quarter.

The Company recorded an income tax benefit of $5,000 for the second quarter of fiscal 2006 compared with income tax expense of $42,000 in the year ago period relating principally to results reported by the Company's European operations. The Company has ceased recognizing tax benefits on its U.S. operating losses due to the uncertainty of its future realization.

As a result of the foregoing, the Company incurred a net loss of $848,000 for the second quarter of fiscal 2006 compared with a net loss of $1.2 million in the year ago period.

Results of Operations
---------------------
Six Months Ended March 31, 2006 Compared with March 31, 2005
------------------------------------------------------------


Net sales for the six months ended March 31, 2006 decreased 7% to $26.5 million compared with $28.4 million in the year ago period. Domestic sales for the current year period were virtually unchanged compared with the year ago period at $14.0 million, while international sales decreased 13% to $12.5 million compared with $14.4 million in the year ago period. International sales for the prior year period included the shipment of a $2.2 million system order to one foreign customer.

Gross profit margins for the first six months of fiscal 2006 increased to 38.6% compared with 37.3% in the year ago period due principally to cost reductions on the Company's digital video server/recorder product line.

Operating expenses for the first six months of fiscal 2006 decreased $1.7 million to $10.9 million compared with $12.6 million in the year ago period. The decrease was spread among all reported operating expense categories as a result of planned cost cutting initiatives.

The Company incurred an operating loss of $686,000 for the first six months of fiscal 2006 compared with an operating loss of $2.0 million in the year ago period.

Interest expense decreased to $84,000 for the first six months of fiscal 2006 compared with $89,000 in the year ago period principally as a result of the paydown of bank borrowings offset, in part, by the effect of increased interest rates during the current year period. Interest and other income increased to $70,000 for the first six months of fiscal 2006 compared with $43,000 in the year ago period principally as a result of increased interest rates during the current year period. During the prior year period, the Company liquidated the principal portion of its investment in marketable securities resulting in a $45,000 loss for the period.

There was no income tax expense reported for the first six months of fiscal 2006 compared with $55,000 in the year ago period relating principally to profits reported by the Company's European operations. The Company has ceased recognizing tax benefits on its U.S. operating losses due to the uncertainty of its future realization.

An extraordinary gain in the amount of $211,000 was recorded in the prior year period relating to the Company's acquisition of its Videotronic subsidiary. The gain represents the recovery of tangible net assets acquired in excess of the purchase price of the assets.

As a result of the foregoing, the Company incurred a net loss of $700,000 for the first six months of fiscal 2006 compared with a net loss of $1.9 million in the year ago period.

Liquidity and Capital Resources
-------------------------------

Net cash used in operating activities was $1.2 million for the first six months of fiscal 2006 due principally to a $2.4 million increase in inventories, offset in part by a $1.3 million reduction in accounts receivable. The $700,000 net loss for the period was offset, in part, by $529,000 of non-cash charges. Net cash used in investing activities was $336,000 for the first six months of fiscal 2006 due principally to $333,000 of general capital expenditures. Net cash used in financing activities was $224,000 principally representing repayments of bank debt. As a result of the foregoing, cash decreased by $1.7 million for the first six months of fiscal 2006 after the effect of exchange rate changes on the cash position of the Company.

The Company's European based subsidiary maintains a bank overdraft facility that provides for maximum borrowings of one million Pounds Sterling (approximately $1,740,000) to support its local working capital requirements. This facility expires in March 2007. At March 31, 2006 and September 30, 2005, there were no outstanding borrowings under this facility.

The following is a summary of the Company's long-term debt and material lease obligations as of March 31, 2006:

Fiscal         Debt                 Lease
 Year       Repayments           Commitments         Total
------      ----------           -----------         -----
 2006       $  177,000             $164,000       $  341,000
 2007          321,000              174,000          495,000
 2008        1,740,000               37,000        1,777,000

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

In connection with this suit, the Company filed a request with the U.S. Patent and Trademark Office (USPTO) for reexamination of the plaintiff's patent. In April 2006, the USPTO issued a non-final office action rejecting all of the plaintiff's patent claims asserted against the Company. The plaintiff has multiple appeals available to it in the USPTO and, thereafter, in the Court of Appeals for the Federal Circuit.

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

The Company enters into forward exchange contracts to hedge certain foreign currency exposures and minimize the effect of such fluctuations on reported earnings and cash flow (see Note 6 "Derivative Instruments" to the accompanying condensed consolidated financial statements). The Company's ongoing foreign currency exchange risks include intercompany sales of product and services between subsidiary companies operating in differing functional currencies.

At March 31, 2006, the Company had $1.5 million of outstanding floating rate bank debt which was covered by an interest rate swap agreement that effectively converts the foregoing floating rate debt to a stated fixed rate (see "Note 6. Long-Term Debt" to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2005). Thus, the Company has substantially no net interest rate exposures on these instruments. However, the Company had approximately $627,000 of floating rate bank debt that is subject to interest rate risk as it was not covered by interest rate swap agreements. The Company does not believe that a 10% fluctuation in interest rates would have a material effect on its consolidated financial position and results of operations.

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

In connection with this suit, the Company filed a request with the U.S. Patent and Trademark Office (USPTO) for reexamination of the plaintiff's patent. In April 2006, the USPTO issued a non-final office action rejecting all of the plaintiff's patent claims asserted against the Company. The plaintiff has multiple appeals available to it in the USPTO and, thereafter, in the Court of Appeals for the Federal Circuit.

ITEM 2 - CHANGES IN SECURITIES,  USE OF PROCEEDS AND ISSUER  PURCHASES OF EQUITY
--------------------------------------------------------------------------------
SECURITIES
----------

On April 26, 2001, the Company announced that its Board of Directors authorized the repurchase of up to $1 million of shares of the Company's common stock, which represented approximately 9.8% of shares outstanding on the announcement date. The following table summarizes repurchases of common stock for the three month period ended March 31, 2006:

                        Total
                        Number       Average      Approximate Dollar Value
                      of Shares    Price Paid     of Shares that May Yet Be
     Period          Purchased (1)  per Share   Purchased Under the Program
     ------          -------------  ---------   ----------------------------

1/01/06-1/31/06            -          $ -                 $459,664
2/01/06-2/28/06            -          $ -                 $459,664
3/01/06-3/31/06            -          $ -                 $459,664
                        ------        -----
      Total                -          $ -
                        ======        =====

(1) All repurchases were executed in open market transactions.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None

ITEM 5 - OTHER INFORMATION
--------------------------

None

ITEM 6 - EXHIBITS
-----------------

     10   Material Contracts

          (.1) Advice of Borrowing  Terms  between the  Registrant  and National
               Westminster Bank PLC dated March 6, 2006.

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





May 15, 2006




/s/ Kenneth M. Darby                       /s/ John M. Badke
--------------------                       --------------------
Kenneth M. Darby                           John M. Badke
Chairman and                               Senior Vice President, Finance
Chief Executive Officer                    Chief Financial Officer