Form 10-Q
period 2006-06-30
VICON INDUSTRIES INC /NY/
filed 2006-08-11
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


QUARTERLY  REPORT UNDER  SECTION 13 or 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934


For Quarter Ended  June 30, 2006                   Commission File No.  1-7939
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


At June 30, 2006, the registrant had outstanding 4,573,084 shares of Common Stock, $.01 par value.

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

                                                 Three Months Ended
                                                 ------------------

                                           6/30/06                6/30/05
                                           -------                -------

Net sales                                $14,674,683            $13,990,499
Cost of sales                              8,760,459              8,671,516
                                         -----------            -----------
    Gross profit                           5,914,224              5,318,983

Operating expenses:
  Selling, general and
    administrative expense                 4,705,977              4,864,210
  Engineering & development expense        1,154,364              1,016,147
                                         -----------            -----------
                                           5,860,341              5,880,357

    Operating income (loss)                   53,883               (561,374)

Interest expense                              40,833                 46,316
Interest and other income                    (23,820)               (14,184)
                                         -----------            -----------

    Income (loss) before income taxes         36,870               (593,506)

Income tax benefit                              -                   (45,472)
                                         -----------            -----------

    Net income (loss)                    $    36,870            $  (548,034)
                                         ===========            ===========



Basic and diluted earnings
  (loss) per share                       $       .01            $      (.12)
                                         ===========            ===========


Shares used in computing earnings (loss) per share:

            Basic                          4,573,084              4,569,584
            Diluted                        4,667,823              4,569,584









See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)

                                                 Nine Months Ended
                                                 -----------------

                                           6/30/06                6/30/05
                                           -------                -------

Net sales                                $41,156,338            $42,374,700
Cost of sales                             25,028,433             26,479,697
                                         -----------            -----------
    Gross profit                          16,127,905             15,895,003

Operating expenses:
  Selling, general and
    administrative expense                13,444,825             14,716,661
  Engineering & development expense        3,315,533              3,713,823
                                         -----------            -----------
                                          16,760,358             18,430,484

    Operating loss                          (632,453)            (2,535,481)

Interest expense                             124,592                135,280
Interest and other income                    (93,557)               (56,869)
Loss on sale of marketable securities           -                    44,936
                                         -----------            -----------

    Loss before income taxes                (663,488)            (2,658,828)

Income tax expense                              -                     9,528
                                         -----------            ------------

    Loss before extraordinary gain          (663,488)            (2,668,356)

Extraordinary gain                              -                   210,968
                                         -----------            -----------

    Net loss                             $  (663,488)           $(2,457,388)
                                         ===========            ===========



Basic and diluted loss per share:

Loss before extraordinary gain           $      (.15)           $      (.58)

Extraordinary gain                               -                      .04
                                         -----------            -----------

    Net loss                             $      (.15)           $      (.54)
                                         ===========            ===========


Shares used in computing basic
 and diluted loss per share                4,571,507              4,565,622






See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

ASSETS                                               6/30/06        9/30/05
------                                               -------        -------
                                                   (Unaudited)
CURRENT ASSETS
--------------
Cash and cash equivalents                         $ 4,640,783     $ 5,818,178
Marketable securities                                 123,018         121,830
Accounts receivable, net                           10,912,882      10,125,967
Inventories:
  Parts, components, and materials                  2,535,405       2,277,415
  Work-in-process                                   2,179,396       2,782,761
  Finished products                                 6,703,825       5,406,593
                                                  -----------     -----------
                                                   11,418,626      10,466,769
Prepaid expenses and other current assets             538,695         419,942
                                                  -----------     -----------
   TOTAL CURRENT ASSETS                            27,634,004      26,952,686

Property, plant and equipment                      13,454,270      12,890,801
Less accumulated depreciation and amortization     (7,058,115)     (6,274,975)
                                                 ------------     -----------
                                                    6,396,155       6,615,826
Other assets                                          585,413         623,393
                                                  -----------     -----------
   TOTAL ASSETS                                   $34,615,572     $34,191,905
                                                  ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
-------------------
Current maturities of long-term debt              $   348,976     $   409,343
Accounts payable                                    3,178,744       2,462,671
Accrued compensation and employee benefits          2,346,974       2,353,849
Accrued expenses                                    1,574,035       1,403,734
Unearned revenue                                      660,044         566,065
Income taxes payable                                    8,703          44,306
                                                  -----------     -----------
   TOTAL CURRENT LIABILITIES                        8,117,476       7,239,968

Long-term debt                                      1,809,177       2,061,825
Unearned revenue                                      492,129         582,679
Other long-term liabilities                           419,700         328,953

SHAREHOLDERS' EQUITY
--------------------
Common stock, par value $.01                           48,609          48,574
Additional paid in capital                         22,515,922      22,459,478
Retained earnings                                   1,617,557       2,281,045
                                                  -----------     -----------
                                                   24,182,088      24,789,097
Less treasury stock, at cost                       (1,299,999)     (1,299,999)
Accumulated other comprehensive income                895,001         557,045
Deferred compensation                                   -             (67,663)
                                                  -----------     -----------
   TOTAL SHAREHOLDERS' EQUITY                      23,777,090      23,978,480
                                                  -----------     -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $34,615,572     $34,191,905
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


                                                        Nine Months Ended
                                                        -----------------

                                                       6/30/06       6/30/05
                                                       -------       -------
Cash flows from operating activities:
  Net loss                                         $  (663,488)   $(2,457,388)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                      717,768        833,710
    Amortization of deferred compensation                7,558         57,295
    Stock compensation expense                         108,882        (67,718)
    Extraordinary gain on acquisition                     -          (210,968)
    Loss on sale of marketable securities                 -            44,936
  Change in assets and liabilities:
      Accounts receivable, net                        (593,748)      (239,989)
      Inventories                                     (820,013)     2,014,547
      Recoverable income taxes                            -           239,402
      Prepaid expenses and other current assets       (104,676)       (57,577)
      Other assets                                      41,123          4,687
      Accounts payable                                 672,295       (918,400)
      Accrued compensation and employee benefits       (20,449)       249,082
      Accrued expenses                                 162,206       (102,524)
      Unearned revenue                                   3,429        (66,744)
      Income taxes payable                             (35,404)      (339,767)
      Other liabilities                                 68,837       (379,871)
                                                   ------------   -----------
       Net cash used in operating activities          (455,680)    (1,397,287)

Cash flows from investing activities:
  Capital expenditures                                (436,377)      (543,950)
  Acquisition, net of cash acquired                       -          (868,000)
  Net decrease (increase) in marketable securities      (3,174)     2,064,099
                                                   ------------   -----------
       Net cash provided by (used in)
         investing activities                         (439,551)       652,149

Cash flows from financing activities:
  Repayments of long-term debt                        (316,723)      (258,829)
  Proceeds from exercise of stock options                7,700         22,180
  Repurchases of common stock                             -           (21,115)
                                                   ------------   -----------
       Net cash used in financing activities          (309,023)      (257,764)
                                                   ------------   -----------
Effect of exchange rate changes on cash                 26,859        (27,190)
                                                   ------------   -----------

Net decrease in cash                                (1,177,395)    (1,030,092)
Cash at beginning of year                            5,818,178      6,063,198
                                                   ------------   ------------
Cash at end of period                              $ 4,640,783    $ 5,033,106
                                                   ============   ===========






See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------
                                  June 30, 2006
                                  -------------


Note 1: Basis of Presentation
-----------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2005. Certain prior year amounts have been reclassified to conform to the current period presentation.

Note 2: Marketable Securities
-----------------------------

Marketable securities consist of mutual fund investments in U.S. government debt securities. Such securities are stated at market value and are classified as available-for-sale under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, with unrealized gains and losses reported in other comprehensive income as a component of shareholders' equity. The cost of such securities at June 30, 2006 was $127,055, with $4,037 of cumulative unrealized losses reported at June 30, 2006.

Note 3: Accounts Receivable
---------------------------

Accounts receivable is stated net of an allowance for uncollectible accounts of $1,372,000 and $1,297,000 as of June 30, 2006 and September 30, 2005,
respectively.

Note 4: Earnings per Share
--------------------------

Basic earnings (loss) per share (EPS) is computed based on the weighted average number of common shares outstanding for the period. Diluted EPS reflects the maximum dilution that would have resulted from the exercise of stock options and incremental common shares issuable under deferred compensation agreements.

The following table provides the components of the basic and diluted EPS computations for the three and nine month periods ended June 30, 2006 and 2005:

                                    Three Months            Nine Months
                                   Ended June 30,          Ended June 30,
                               ---------------------   ---------------------
                                  2006       2005         2006        2005
                                  ----       ----         ----        ----
Basic EPS Computation
---------------------
Net income (loss)...........  $   36,870  $ (548,034) $  (663,488) $(2,457,388)

Weighted average
 shares outstanding.........   4,573,084   4,569,584    4,571,507    4,565,622

Basic earnings (loss)
 per share..................  $      .01  $    (.12)  $      (.15) $      (.54)
                              =========== ==========  ============ ============

                                    Three Months            Nine Months
                                   Ended June 30,          Ended June 30,
                                   --------------          --------------
                                  2006         2005       2006         2005
                                  ----         ----       ----         ----
Diluted EPS Computation
-----------------------
Net income (loss)...........  $   36,870  $ (548,034) $  (663,488) $(2,457,388)

  Weighted average
   shares outstanding.......   4,573,084   4,569,584    4,571,507    4,565,622
  Stock compensation
   arrangement..............      76,795       -            -            -
  Stock options.............      17,944       -            -            -
                              ----------  ----------   ----------   ----------

Diluted shares outstanding..   4,667,823   4,569,584    4,571,507    4,565,622

Diluted earnings (loss)
 per share..................  $      .01  $    (.12)  $      (.15) $      (.54)
                              =========== ==========  ============ ============

For the three months ended June 30, 2005, 100,631 shares have been omitted from the calculation of diluted EPS as their effect would have been antidilutive. For the nine months ended June 30, 2006 and 2005, 100,193 and 167,876 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive.

Note 5: Comprehensive Income (Loss)
-----------------------------------

The Company's total comprehensive income (loss) for the three month and nine month periods ended June 30, 2006 and 2005 was as follows:

                                  Three Months               Nine Months
                                 Ended June 30,             Ended June 30,
                             -----------------------     --------------------
                                2006         2005          2006         2005
                                ----         ----          ----         ----

Net income (loss)          $    36,870   $  (548,034)  $  (663,488) $(2,457,388)
Other comprehensive income
 (loss), net of tax:
  Decrease (increase) in
   unrealized loss on
    securities                    (610)          445        (1,986)      47,367
  Unrealized gain (loss)
   on derivatives              (19,534)      (17,044)      (21,910)      22,431
  Foreign currency
   translation adjustment      408,101      (460,246)      361,852     (156,746)
                           -----------    -----------  ------------ ------------
Comprehensive income (loss)$   424,827   $(1,024,879)  $  (325,532) $(2,544,336)
                           ===========   ============  ============ ============

The accumulated other comprehensive income balances at June 30, 2006 and September 30, 2005 consisted of the following:

                                                    June 30,     September 30,
                                                      2006           2005
                                                  ------------   --------------
Foreign currency translation adjustment           $  934,698      $ 572,846
Unrealized loss on derivatives                       (35,660)       (13,750)
Unrealized loss on securities                         (4,037)        (2,051)
                                                  -----------     ---------
Accumulated other comprehensive income            $  895,001      $ 557,045
                                                  ===========     ==========

Note 6: Derivative Instruments
------------------------------

At June 30, 2006, the Company had interest rate swaps and forward exchange contracts outstanding with notional amounts aggregating $1.5 million and $500,000, respectively, whose aggregate fair value was a liability of approximately $36,000. The change in the amount of the liability for these instruments is shown as a component of accumulated other comprehensive income.

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


Had compensation expense for stock option grants issued been determined under the fair value method of SFAS No. 123, the Company's net loss and loss per share
(EPS) for the three-month and nine-month periods ended June 30, 2005 would have been:


                                   Three Months Ended       Nine Months Ended
                                      June 30, 2005           June 30, 2005
                                      -------------           -------------

Reported net loss                      $  (548,034)            $(2,457,388)
Stock-based compensation cost              (50,381)               (147,504)
                                       -----------             -----------
Pro forma net loss                     $  (598,415)            $(2,604,892)
                                       ===========             ===========

Reported basic and diluted EPS            $ (.12)                 $ (.54)
Pro forma basic and diluted EPS           $ (.13)                 $ (.57)


Effective October 1, 2005, the Company adopted SFAS No. 123(R), "Share-Based Payment", which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period. For the three-month and nine-month periods ended June 30, 2006, the Company recorded non-cash compensation expense of $43,522 and $108,882, respectively, ($.01 and $.02 per basic and diluted share, respectively) relating to stock options. The Company elected to utilize the modified-prospective application method, whereby compensation expense is recorded for all awards granted after October 1, 2005 and for the unvested portion of awards granted prior to this date. Accordingly, prior period amounts have not been restated. The adoption of SFAS No. 123(R) resulted in an immaterial cumulative change in accounting as of the date of adoption. The fair value for options was determined using a Black-Scholes valuation model and the straight-line attribution approach using the following weighted average assumptions for the nine-months ended June 30, 2006:


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

A summary of stock option activity for the nine-months ended June 30, 2006 is presented below:

                                                        Weighted
                                                        Average
                                             Weighted   Remaining
                                   Number    Average   Contractual  Aggregate
                                     of      Exercise     Term      Intrinsic
                                   Options    Price    (in years)     Value
                                   -------    -----    ----------     -----

Balance at October 1, 2005         582,741    $3.35
Granted                             39,975    $3.17
Exercised                           (3,500)   $2.20
Forfeited or expired               (73,933)   $3.79
                                   -------    -----
Balance at June 30, 2006           545,283    $3.28         2.9      $ 18,500
                                   =======    =====         ===      ========
Exercisable at June 30, 2006       292,328    $3.24         2.1      $ 18,500
                                   =======    =====         ===      ========

The weighted-average grant date fair value of options granted for the nine months ended June 30, 2006 was $2.05. The total intrinsic value of options exercised during the nine months ended June 30, 2006 was $3,150.

A summary of the status of the Company's nonvested shares as of June 30, 2006 is as follows:

                                                             Weighted-Average
                                                                 Grant-Date
Nonvested Shares                        Shares                   Fair Value
----------------                        ------                   ----------

Nonvested at October 1, 2005            294,253                     $1.79
Granted                                  39,975                     $2.05
Vested                                  (47,773)                    $1.53
Forfeited                               (33,500)                    $2.40
                                        -------                     -----
Nonvested at June 30, 2006              252,955                     $1.79

As of June 30, 2006, there was $249,208 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of shares vested during the nine months ended June 30, 2006 was $73,039.

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

In connection with this suit, the Company filed a request with the U.S. Patent and Trademark Office (USPTO) for reexamination of the plaintiff's patent. In April 2006, the USPTO issued a non-final office action rejecting all of the plaintiff's patent claims asserted against the Company. The plaintiff has multiple appeals available to it in the USPTO and, thereafter, in the Court of Appeals for the Federal Circuit. On June 30, 2006, the Federal District Court granted the defendants' motion for continuance (delay) of the trial, pending the outcome of the USPTO's reexamination office proceedings. Subsequently, the Federal District Court designated a new trial date in April 2007.

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

Note 10: Recent Accounting Pronouncement
----------------------------------------

In June 2006, the FASB issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes--An Interpretation of FASB Statement No. 109", which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective beginning fiscal 2008. We have not yet evaluated the impact of this implementation on our condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------


Results of Operations
---------------------
Three Months Ended June 30, 2006 Compared with June 30, 2005
------------------------------------------------------------


Net sales for the quarter ended June 30, 2006 increased 5% to $14.7 million compared with $14.0 million in the year ago period. Domestic sales increased 10% to $8.3 million compared with $7.5 million in the year ago period. International sales for the quarter decreased 1% to $6.4 million compared with $6.5 million in the year ago period. The backlog of unfilled orders was $6.4 million at June 30, 2006 compared with $6.7 million at September 30, 2005.

Gross profit margins for the third quarter of fiscal 2006 increased to 40.3% compared with 38.0% in the year ago period due principally to production cost reductions within the Company's digital video product line and a favorable product sales mix.

Total operating expenses for the third quarter of fiscal 2006 were virtually unchanged from the year ago period at $5.9 million. Selling, general and administrative expense for the third quarter of fiscal 2006 decreased to $4.7 million compared with $4.9 million in the year ago period. Current quarter expense included $296,000 of legal costs incurred in the ongoing defense of a patent infringement suit, compared with $184,000 incurred in the year ago period. In addition, the Company continued to invest in new product development in the current quarter, incurring $1.2 million of engineering and development expenses compared with $1.0 million in the year ago period.

The Company generated operating income of $54,000 in the third quarter of fiscal 2006 compared with an operating loss of $561,000 in the year ago period.

Interest expense decreased to $41,000 for the third quarter of fiscal 2006 compared with $46,000 in the year ago period principally as a result of the paydown of bank borrowings offset, in part, by the effect of increased interest rates during the current quarter. Interest and other income increased to $24,000 for the third quarter of fiscal 2006 compared with $14,000 in the year ago period principally as a result of increased interest rates during the current quarter.

The Company recorded no income tax expense for the third quarter of fiscal 2006 compared with an income tax benefit of $45,000 in the year ago period relating principally to results reported by the Company's European operations. The Company has ceased recognizing tax benefits on its U.S. operating losses due to the uncertainty of their future realization.

As a result of the foregoing, the Company reported net income of $37,000 for the third quarter of fiscal 2006 compared with a net loss of $548,000 in the year ago period.

Results of Operations
---------------------
Nine Months Ended June 30, 2006 Compared with June 30, 2005
-----------------------------------------------------------


Net sales for the nine months ended June 30, 2006 decreased 3% to $41.2 million compared with $42.4 million in the year ago period. Domestic sales increased 3% to $22.3 million compared with $21.5 million in the year ago period. International sales decreased 9% to $18.9 million compared with $20.9 million in the year ago period. International sales for the prior year period included the shipment of a $2.2 million system order to one foreign customer.

Gross profit margins for the first nine months of fiscal 2006 increased to 39.2% compared with 37.5% in the year ago period due principally to production cost reductions within the Company's digital video product line and a favorable product sales mix.

Operating expenses for the first nine months of fiscal 2006 decreased 9% to $16.8 million compared with $18.4 million in the year ago period. The decrease was spread among all reported operating expense categories as a result of planned cost cutting initiatives. In connection with the ongoing defense of a patent infringement suit, the Company incurred $492,000 of legal costs in fiscal 2006 compared with $580,000 in the year ago period ($1.8 million incurred since inception in 2003).

The Company incurred an operating loss of $632,000 for the first nine months of fiscal 2006 compared with an operating loss of $2.5 million in the year ago period.

Interest expense decreased to $125,000 for the first nine months of fiscal 2006 compared with $135,000 in the year ago period principally as a result of the paydown of bank borrowings offset, in part, by the effect of increased interest rates during the current year period. Interest and other income increased to $94,000 for the first nine months of fiscal 2006 compared with $57,000 in the year ago period principally as a result of increased interest rates during the current year period. During the prior year period, the Company liquidated the principal portion of its investment in marketable securities resulting in a $45,000 loss for the period.

There was no income tax expense reported for the first nine months of fiscal 2006 compared with $10,000 in the year ago period relating principally to profits reported by the Company's European operations. The Company has ceased recognizing tax benefits on its U.S. operating losses due to the uncertainty of their future realization.

An extraordinary gain in the amount of $211,000 was recorded in the prior year period relating to the Company's acquisition of its Videotronic subsidiary. The gain represents the recovery of tangible net assets acquired in excess of their purchase price.

As a result of the foregoing, the Company incurred a net loss of $663,000 for the first nine months of fiscal 2006 compared with a net loss of $2.5 million in the year ago period.

Liquidity and Capital Resources
-------------------------------

Net cash used in operating activities was $456,000 for the first nine months of fiscal 2006 due principally to increases in inventories and accounts receivable of $820,000 and $594,000, respectively, offset in part by a $672,000 increase in accounts payable. In addition, the $663,000 net loss for the period was more than offset by $834,000 of non-cash charges. Net cash used in investing activities was $440,000 for the first nine months of fiscal 2006 due principally to $436,000 of general capital expenditures. Net cash used in financing activities was $309,000 principally representing repayments of bank debt. As a result of the foregoing, cash decreased by $1.2 million for the first nine months of fiscal 2006 after the effect of exchange rate changes on the cash position of the Company.

The Company's European based subsidiary maintains a bank overdraft facility that provides for maximum borrowings of one million Pounds Sterling (approximately $1,850,000) to support its local working capital requirements. This facility expires in March 2007. At June 30, 2006 and September 30, 2005, there were no outstanding borrowings under this facility.

The following is a summary of the Company's long-term debt and material lease obligations as of June 30, 2006:

Fiscal         Debt                 Lease
 Year       Repayments           Commitments         Total
------      ----------           -----------         -----
 2006       $   94,000             $ 82,000       $  176,000
 2007          324,000              176,000          500,000
 2008        1,740,000               38,000        1,778,000

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

In connection with this suit, the Company filed a request with the U.S. Patent and Trademark Office (USPTO) for reexamination of the plaintiff's patent. In April 2006, the USPTO issued a non-final office action rejecting all of the plaintiff's patent claims asserted against the Company. The plaintiff has multiple appeals available to it in the USPTO and, thereafter, in the Court of Appeals for the Federal Circuit. On June 30, 2006, the Federal District Court granted the defendants' motion for continuance (delay) of the trial, pending the outcome of the USPTO's reexamination office proceedings. Subsequently, the Federal District Court designated a new trial date in April 2007.

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

Recent Accounting Pronouncement
-------------------------------

In June 2006, the FASB issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes--An Interpretation of FASB Statement No. 109", which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective beginning fiscal 2008. We have not yet evaluated the impact of this implementation on our condensed consolidated financial statements.

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

At June 30, 2006, the Company had $1.5 million of outstanding floating rate bank debt which was covered by an interest rate swap agreement that effectively converts the foregoing floating rate debt to a stated fixed rate (see "Note 6. Long-Term Debt" to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2005). Thus, the Company has substantially no net interest rate exposures on these instruments. However, the Company had approximately $609,000 of floating rate bank debt that is subject to interest rate risk as it was not covered by interest rate swap agreements. The Company does not believe that a 10% fluctuation in interest rates would have a material effect on its consolidated financial position and results of operations.

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

In connection with this suit, the Company filed a request with the U.S. Patent and Trademark Office (USPTO) for reexamination of the plaintiff's patent. In April 2006, the USPTO issued a non-final office action rejecting all of the plaintiff's patent claims asserted against the Company. The plaintiff has multiple appeals available to it in the USPTO and, thereafter, in the Court of Appeals for the Federal Circuit. On June 30, 2006, the Federal District Court granted the defendants' motion for continuance (delay) of the trial, pending the outcome of the USPTO's reexamination office proceedings. Subsequently, the Federal District Court designated a new trial date in April 2007.

ITEM 2 - CHANGES IN SECURITIES,  USE OF PROCEEDS AND ISSUER  PURCHASES OF EQUITY
--------------------------------------------------------------------------------
SECURITIES
----------

On April 26, 2001, the Company announced that its Board of Directors authorized the repurchase of up to $1 million of shares of the Company's common stock, which represented approximately 9.8% of shares outstanding on the announcement date. The following table summarizes repurchases of common stock for the three month period ended June 30, 2006:

                     Total Number    Average      Approximate Dollar Value
                      of Shares    Price Paid     of Shares that May Yet Be
     Period          Purchased (1)  per Share   Purchased Under the Program
     ------          -------------  ---------   ----------------------------

4/01/06-4/30/06            -          $ -                 $459,664
5/01/06-5/31/06            -          $ -                 $459,664
6/01/06-6/30/06            -          $ -                 $459,664
                        ------        -----
      Total                -          $ -
                        ======        =====

(1) All repurchases were executed in open market transactions.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The Company's annual meeting was held on May 25, 2006.

Proposal 1: Election of Director
--------------------------------

The following director was elected by the votes indicated:

                                   For               Withheld
                                   ---               --------

Peter F. Neumann                4,040,981             503,911


The terms of the following directors continued after the meeting:

                         Kenneth M. Darby
                         Clifton H. W. Maloney
                         W. Gregory Robertson
                         Arthur D. Roche

Proposal 2: Ratification of Appointment of Independent Auditors
---------------------------------------------------------------

The selection of BDO Seidman, LLP as auditors was approved by the votes indicated:

                 For          Against       Abstain
                 ---          -------       -------

              4,510,456        19,026        15,410

ITEM 5 - OTHER INFORMATION
--------------------------

None

ITEM 6 - EXHIBITS
-----------------

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





August 11, 2006




/s/ Kenneth M. Darby                       /s/ John M. Badke
--------------------                       --------------------
Kenneth M. Darby                           John M. Badke
Chairman and                               Senior Vice President, Finance
Chief Executive Officer                    Chief Financial Officer