Form 10-K
period 2006-09-30
VICON INDUSTRIES INC /NY/
filed 2006-12-29
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:
September 30, 2006                               Commission File No.  1-7939
----------------------------------------------                       -----------


                             VICON INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            NEW YORK                                        11-2160665
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          identification No.)

89 Arkay Drive, Hauppauge, New York                                   11788
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:            (631) 952-2288
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
                   (Name of each exchange on which registered)

Indicate by check mark if the  registrant is a well-known  seasoned  issuer,  as
defined in Rule 405 of the Securities Act.   Yes         No   X
                                                -----       -----

Indicate  by  check  mark if the  registrant  is not  required  to file  reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes       No     X
                                                        -----       -----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X      No
                                   -----       ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer     Accelerated Filer     Non-Accelerated Filer   X
                       ----                   ---                       ----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes          No   X
    -----       -----

The aggregate market value of voting and non-voting Common Stock held by non-affiliates of the registrant based upon the closing price of $3.20 per share as of March 31, 2006 was approximately $9,525,000.

The number of shares outstanding of the registrant's Common Stock as of December 15, 2006 was 4,660,711.

                                     PART I
                                     ------
ITEM 1 - BUSINESS
-----------------

General
-------

Vicon Industries, Inc. ("the Company"), incorporated in 1967, designs, manufactures, assembles and markets a wide range of video systems and system components used for security, surveillance, safety and control purposes by a broad group of end users. A video system is generally a private network that can transmit and receive video, audio and data signals in accordance with the operational needs of the user. The Company's primary business focus is the design of digital video systems that it produces and sells worldwide, primarily to installing dealers, system integrators, government entities and distributors.

The Company operates within the electronic protection segment of the security industry which includes, among others: fire and burglar alarm systems, access control, biometric and video systems and asset protection. The U.S. security industry consists of thousands of individuals and businesses (exclusive of public sector law enforcement) that provide products and services for the protection and monitoring of life, property and information. The security industry includes fire and burglar alarm systems, access control, video systems, asset protection, guard services and equipment, locks, safes, armored vehicles, security fencing, private investigations, biometric systems and others. The Company's products are typically used for crime deterrence, visual documentation, observation of inaccessible or hazardous areas, enhancing safety, managing liability, obtaining cost savings (such as lower insurance premiums), managing control systems and improving the efficiency and effectiveness of personnel. The Company's products are used in, among others, office buildings, manufacturing plants, apartment complexes, retail stores, government facilities, airports, transportation operations, prisons, casinos, hotels, sports arenas, health care facilities and financial institutions.

Products
--------

The Company's product line consists of various elements of a video system, including network video encoders, decoders, servers and related video management software, analog and IP cameras, digital recorders, display units (monitors), matrix switchers, robotic camera dome systems and system controls. The Company provides a comprehensive line of products due to the many varied climatic and operational environments in which the products are expected to perform. In addition to selling from a standard catalog line, the Company at times produces to specification or will modify an existing product to meet customer requirements.

The Company's products range in price from $10 for a simple camera mounting bracket to several hundred thousand dollars (depending upon configuration) for a large digital control, transmission, recording, storage and video matrix switching system. The Company's sales are concentrated principally among its digital video systems and dome camera systems product lines.

Marketing
---------

The Company's marketing emphasizes engineered video system solutions which includes system design, project management, technical training and pre and post sales support. The Company promotes and markets its products through industry trade shows worldwide, product brochures and catalogues, direct marketing and electronic mailings to existing and prospective customers, website promotions, in-house training seminars for customers and end users, road shows which preview new systems and system components, and advertising through trade and end user magazines and the Company's web site (www.vicon-cctv.com). The Company's products are sold principally to over 1,000 independent dealers, system integrators and distributors. Sales are made principally by field sales engineers and inside customer service representatives. The Company's sales effort is supported by in-house customer service coordinators and technical support groups which provide product information, application engineering, design detail, field project management, and hardware and software technical support.

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

The Company's principal sales offices are located in Hauppauge, New York; Fareham, England; Zaventem, Belgium; and Neumunster, Germany.

International Sales
-------------------

The Company sells its products in Europe, Scandinavia and the Middle East through its European-based subsidiary and elsewhere outside the U.S. principally by direct export from its U.S. based parent company. In October 2004, the Company acquired all of the operating assets of Videotronic Infosystems GmbH, a 30-year old Germany based video system supplier, to expand its presence into the sizable German video security market. The Company has a few territorial exclusivity agreements with customers but primarily uses a wide range of installation companies and distributors in international markets. In Australia, Japan and Norway, the Company permits independent sales representatives to use the Company's name for marketing purposes.

Direct export sales and sales from the Company's foreign subsidiaries amounted to $26.0 million, $27.0 million and $22.3 million or 46%, 48% and 42% of consolidated net sales in fiscal years 2006, 2005, and 2004, respectively. The Company's principal foreign markets are Europe, the Middle East and the Pacific Rim, which together accounted for approximately 89% of international sales in fiscal 2006.

Competition
-----------

The Company operates in a highly competitive marketplace both domestically and internationally. The Company competes by providing high-end video systems and system components that incorporate broad capability together with high levels of customer service and technical support. Generally, the Company does not compete based on price alone.

The Company's principal engineered video systems competitors include the following companies or their affiliates: Matsushita Electric Corp. (Panasonic), Pelco Sales Company, Bosch Security Systems, Inc., Sensormatic Electronics Corp. (a division of Tyco International), GE Security Systems and Honeywell Security Systems. Many additional companies, both domestic and international, produce products that compete against one or more of the Company's system components. In addition, many consumer video electronic companies or their affiliates, including Matsushita Electric Corp. (Panasonic), Mitsubishi Electric Corporation, Sanyo Electric Co., Ltd. and Sony Corporation, compete with the Company for the sale of video products and systems. Almost all of the Company's principal competitors are larger companies whose financial resources and scope of operations are substantially greater than the Company's.

Engineering and Development
---------------------------

The Company's engineering and development is focused on new and improved video systems and system components. In recent years, the trend of product development and demand within the video security and surveillance market has been toward the application of digital technology, principally relating to the compression, analysis, transmission, storage, manipulation, imaging and display of digital video over IP networks. As the demands of the Company's target market segment require the Company to keep pace with changes in technology, the Company has focused its engineering effort in these developing areas. Development projects are chosen and prioritized based on direct customer feedback, the Company's analysis as to the needs of the marketplace, anticipated technological advances and market research.

At September 30, 2006, the Company employed a total of 41 engineers in the following areas: software development, mechanical design, manufacturing/testing and electrical and circuit design. Engineering and development expense amounted to approximately 8% of net sales in fiscal 2006 and 9% of net sales in each of fiscal years 2005 and 2004.

Source and Availability of Raw Materials
----------------------------------------

The Company relies upon independent manufacturers and suppliers to manufacture and assemble certain of its proprietary products and expects to continue to rely on such entities in the future. The Company's relationships with certain of its independent manufacturers, assemblers and suppliers are not covered by formal contractual agreements.

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

Backlog
-------

The backlog of orders believed to be firm as of September 30, 2006 and 2005 was approximately $7.2 million and $6.7 million, respectively. Orders are generally cancelable without penalty at the option of the customer. The Company prefers that its backlog of orders not exceed its ability to fulfill such orders on a timely basis, since experience shows that long delivery schedules only encourage the Company's customers to look elsewhere for product availability.

Employees
---------

At September 30, 2006, the Company employed 208 full-time employees, of whom 8 are officers, 44 are in administration, 83 are in sales and technical service capacities, 41 are in engineering and 32 are production employees. At September 30, 2005, the Company employed 218 persons. There are no collective bargaining agreements with any of the Company's employees and the Company considers its relations with its employees to be good.

ITEM 1A - RISK FACTORS
----------------------

The Company designs, manufactures and markets a wide range of video systems and components worldwide and is subject to all business risks that similar technology companies and all other companies encounter in their operations. Market risks that pertain particularly to the Company are discussed elsewhere in this Form 10-K under Item 1 - Business; Item 3 - Legal Proceedings; Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations; and Item 7A - Quantitative and Qualitative Disclosures about Market Risk.

ITEM 1B - UNRESOLVED STAFF COMMENTS
-----------------------------------

None.

ITEM 2 - PROPERTIES
-------------------

The Company principally operates from an 80,000 square-foot facility located at 89 Arkay Drive, Hauppauge, New York, which it owns. The Company also owns a 14,000 square-foot sales, service and warehouse facility in southern England which services the U.K., Europe and the Middle East. In addition, the Company operates under leases from offices in Yavne, Israel; Neumunster, Germany; and various local sales offices throughout Europe. The Company believes that its facilities are adequate to meet its current and foreseeable operating needs.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

The Company is one of several defendants in a patent infringement suit commenced by Lectrolarm Custom Systems, Inc. in May 2003 in the United States District Court for the Western District of Tennessee. The alleged infringement by the Company relates to its camera dome systems and other products that represent significant sales to the Company. Among other things, the suit seeks past and enhanced damages, injunctive relief and attorney's fees. In January 2006, the Company received the plaintiff's claim for past damages through December 31, 2005 that approximated $11.7 million plus pre-judgment interest. The Company and its outside patent counsel believe that the complaint against the Company is without merit. The Company is vigorously defending itself and is a party to a joint defense with certain other named defendants. The Company is unable to reasonably estimate a range of possible loss, if any, at this time. Although the Company believes that it has meritorious defenses to such claims, there is a possibility that an unfavorable outcome could ultimately occur that could result in a liability that is material to the Company's results of operations and financial position. The Company has held discussions with the plaintiff in the interest of settling the case. However, there can be no assurance that any settlement can be reached.

In connection with this suit, the Company petitioned the U.S. Patent and Trademark Office (USPTO) for reexamination of the plaintiff's patent. In April 2006, the USPTO issued a non-final office action rejecting all of the plaintiff's patent claims asserted against the Company citing the existence of prior art of the Company and another defendant. The plaintiff has appealed the USPTO ruling and has additional appeals available to them in the USPTO and, thereafter, in the Court of Appeals for the Federal Circuit. On June 30, 2006, the Federal District Court granted the defendants' motion for continuance (delay) of the trial, pending the outcome of the USPTO's reexamination office proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None

                                     PART II
                                     -------


ITEM 5 - MARKET FOR THE REGISTRANT'S  COMMON STOCK,  RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------
     AND ISSUER PURCHASES OF EQUITY SECURITIES
     -----------------------------------------

The Company's stock is traded on the American Stock Exchange (AMEX) under the symbol (VII). The following table sets forth for the periods indicated, the range of high and low prices for the Company's Common Stock on AMEX:

          Quarter Ended     High        Low
          -------------     ----        ---

          Fiscal 2006
          December          3.68        2.63
          March             3.47        2.82
          June              3.39        2.60
          September         3.65        2.80

          Fiscal 2005
          December          5.75        4.33
          March             4.74        3.23
          June              3.72        2.55
          September         4.80        2.50

The last sale price of the Company's Common Stock on December 15, 2006 as reported on AMEX was $3.59 per share. As of December 15, 2006, there were approximately 200 shareholders of record.

The Company has never declared or paid cash dividends on its Common Stock and anticipates that any earnings in the foreseeable future will be retained to finance the growth and development of its business.

On April 26, 2001, the Company announced that its Board of Directors authorized the repurchase of up to $1 million of shares of the Company's common stock, which represented approximately 9.8% of shares outstanding on the announcement date. The Company did not repurchase any of its common stock during the three month period ended September 30, 2006.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

FISCAL YEAR                  2006        2005        2004      2003       2002
                             ----        ----        ----      ----       ----

                                   (in thousands, except per share data)

Net sales                  $56,279     $56,056     $53,533   $51,954    $54,168
Gross profit                22,094      20,996      19,711    19,091     18,218
Operating loss                (367)     (2,931)     (2,226)   (1,677)    (2,180)
Loss before income taxes      (397)     (3,069)     (2,210)   (1,739)    (2,349)
Net loss (1)                  (547)     (2,885)     (2,691)   (4,874)    (1,579)
Net loss per share (1):
  Basic and Diluted           (.12)       (.63)       (.59)    (1.05)      (.34)
Total assets                35,955      34,192      38,867    41,893     47,426
Long-term debt               1,740       2,062       2,410     2,732      3,040
Working capital             20,181      19,713      22,793    25,333     27,827
Property, plant and
  equipment (net)            6,229       6,616       7,090     7,286      7,666


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

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
     OF OPERATIONS
     -------------

RESULTS OF OPERATIONS
---------------------

Fiscal Year 2006 Compared with 2005
-----------------------------------

Net sales for 2006 increased slightly to $56.3 million compared with $56.1 million in 2005. Domestic sales increased 4% to $30.3 million compared with $29.1 million in 2005. International sales decreased 4% to $26.0 million compared with $27.0 million in 2005. The backlog of unfilled orders was $7.2 million at September 30, 2006 compared with $6.7 million at September 30, 2005.

Gross profit margins for 2006 increased to 39.3% compared with 37.5% in 2005 due principally to production cost reductions within the Company's digital video product line and a favorable product sales mix.

Operating expenses for 2006 decreased to $22.5 million or 39.9% of net sales compared with $23.9 million or 42.7% of net sales in 2005 as a result of cost reduction initiatives spread among all operating expense categories. In 2006 and 2005, the Company incurred $537,000 and $661,000, respectively, of legal expense in the defense of a patent infringement suit ($1.9 million since inception in 2003). In addition, the Company continued to invest in new product development, incurring $4.5 million of engineering and development expenses in 2006 compared with $4.8 million in 2005.

The Company incurred an operating loss of $367,000 in 2006 compared with a loss of $2.9 million in 2005. The $2.6 million improvement in operating performance in 2006 was due principally to improved gross margins and lower operating expenses. The current year results include a $525,000 operating loss from the Company's Videotronic subsidiary compared with a $357,000 loss in 2005. Since its acquisition on October 1, 2004, this subsidiary has incurred operating losses as it continued to transition from former bankruptcy protection.

Interest expense decreased to $165,000 for 2006 compared with $181,000 in 2005 principally as a result of the paydown of bank borrowings offset, in part, by the effect of increased interest rates during 2006. Interest and other income increased to $136,000 for 2006 compared with $88,000 in 2005 principally as a result of increased interest rates during the current year. During 2005, the Company also liquidated the principal portion of its investment in marketable securities, resulting in a $45,000 loss for the year.

Income tax expense for 2006 was $150,000 compared with $27,000 in 2005 relating principally to profits reported by the Company's U.K. subsidiary. The Company has ceased recognizing tax benefits on its U.S. operating losses due to the uncertainty of their future realization.

An extraordinary gain in the amount of $211,000 was recorded in 2005 relating to the Company's acquisition of its Videotronic subsidiary. The gain represents the recovery of tangible net assets acquired in excess of their purchase price.

As a result of the foregoing, the Company incurred a net loss of $547,000 in 2006 compared with a net loss of $2.9 million in 2005.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------


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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities was $722,000 for 2006. The net loss of $547,000 for the year was more than offset by $1.1 million of non-cash charges. Increases in accounts receivable of $872,000 and inventories of $1.4 million were offset in part by an increase in accounts payable of $1.6 million. Net cash used in investing activities was $516,000 for 2006 due principally to $510,000 of general capital expenditures. Net cash used in financing activities was $396,000 in 2006, which included $403,000 of scheduled repayments of bank mortgage loans. As a result of the foregoing, cash decreased by $179,000 for 2006 after the effect of exchange rate changes on the cash position of the Company.

The Company's European-based subsidiary maintains a bank overdraft facility that provides for maximum borrowings of one million Pounds Sterling (approximately $1,870,000) to support its local working capital requirements. This facility expires in March 2007. At September 30, 2006 and 2005, there were no outstanding borrowings under this facility.

The following is a summary of the Company's long-term debt and material operating lease obligations as of September 30, 2006:

              Debt                 Lease
Year       Repayments           Commitments         Total
----       ----------           -----------         -----
2007       $  332,000             $379,000       $  711,000
2008        1,740,000              119,000        1,859,000
2009            -                   19,000           19,000

The Company has incurred operating losses in recent years which, if continued, could exhaust the Company's cash reserves and limit its ability to secure additional bank financing, if needed. The Company has instituted certain plans to preserve its cash. The Company believes that it will have sufficient cash to meet its anticipated operating costs, capital expenditures and debt service requirements for at least the next twelve months.

The Company does not have any off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a material effect on the Company's financial condition, results of operations, liquidity, capital expenditures or capital resources.

The Company is one of several defendants in a patent infringement suit commenced by Lectrolarm Custom Systems, Inc. in May 2003 in the United States District Court for the Western District of Tennessee. The alleged infringement by the Company relates to its camera dome systems and other products that represent significant sales to the Company. Among other things, the suit seeks past and enhanced damages, injunctive relief and attorney's fees. In January 2006, the Company received the plaintiff's claim for past damages through December 31, 2005 that approximated $11.7 million plus pre-judgment interest. The Company and its outside patent counsel believe that the complaint against the Company is without merit. The Company is vigorously defending itself and is a party to a joint defense with certain other named defendants. The Company is unable to reasonably estimate a range of possible loss, if any, at this time. Although the Company believes that it has meritorious defenses to such claims, there is a possibility that an unfavorable outcome could ultimately occur that could result in a liability that is material to the Company's results of operations and financial position. The Company has held discussions with the plaintiff in the interest of settling the case. However, there can be no assurance that any settlement can be reached.

In connection with this suit, the Company petitioned the U.S. Patent and Trademark Office (USPTO) for reexamination of the plaintiff's patent. In April 2006, the USPTO issued a non-final office action rejecting all of the plaintiff's patent claims asserted against the Company citing the existence of prior art of the Company and another defendant. The plaintiff has appealed the USPTO ruling and has additional appeals available to them in the USPTO and, thereafter, in the Court of Appeals for the Federal Circuit. On June 30, 2006, the Federal District Court granted the defendants' motion for continuance (delay) of the trial, pending the outcome of the USPTO's reexamination office proceedings.

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

Recent Accounting Pronouncements
--------------------------------

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will have a material impact on its consolidated financial position, results of operations or cash flows.


In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of SFAS 157 will have a material impact on its consolidated financial position, results of operations or cash flows.


In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year
Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years beginning after November 15, 2006. The Company does not expect that the adoption of SAB 108 will have a material impact on its consolidated financial position, results of operations or cash flows.

Foreign Currency Activity
-------------------------

The  Company's  foreign  exchange   exposure  is  principally   limited  to  the
relationship of the U.S. dollar to the British pound sterling, the Euro and the Israeli shekel.

Sales by the Company's U.K. and German based subsidiaries to customers in Europe are made in British pounds sterling (pounds) or Eurodollars (Euros). In fiscal 2006, approximately $5.8 million of products were sold by the Company to its U.K. based subsidiary for resale. The Company attempts to minimize its currency exposure on intercompany sales through the purchase of forward exchange contracts.

The Company's Israeli based subsidiary incurs shekel based operating expenses which are funded by the Company in U.S. dollars. In past years, the Company had purchased forward exchange contracts to minimize its currency exposure on these expenses during periods of favorable fluctuating exchange rates.

As of September 30, 2006, the Company had forward exchange contracts outstanding with notional amounts aggregating $800,000. The Company also attempts to reduce the impact of an unfavorable exchange rate condition through cost reductions from its suppliers and shifting product sourcing to suppliers transacting in more stable and favorable currencies.

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

The Company enters into forward exchange contracts to hedge certain foreign currency exposures and minimize the effect of such fluctuations on reported earnings and cash flow (see "Foreign Currency Activity", Note 1 "Derivative Instruments" and "Fair Value of Financial Instruments" to the accompanying financial statements). At September 30, 2006, the Company's foreign currency exchange risks included an aggregate $2.5 million of intercompany account balances between the Company and its subsidiaries, which are short term and will be settled in fiscal 2007. The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant.

At September 30, 2006, a 10% strengthening or weakening of the U.S. dollar versus the British pound would result in a $248,000 decrease or increase, respectively, in the intercompany accounts receivable balance. Certain of such foreign currency exchange risk at September 30, 2006 has been hedged by $800,000 of forward exchange contracts.

At September 30, 2006, the Company had $1.4 million of outstanding floating rate bank debt which was covered by an interest rate swap agreement that effectively converts the foregoing floating rate debt to a stated fixed rate (see "Note 5. Long-Term Debt" to the accompanying financial statements). Thus, the Company has substantially no net interest rate exposures on these instruments. However, the Company had approximately $589,000 of floating rate bank debt that is subject to interest rate risk as it was not covered by an interest rate swap agreement. The Company does not believe that a 10% fluctuation in interest rates would have a material effect on its consolidated financial position and results of operations.

Related Party Transactions
--------------------------

Refer to Item 13 and "Note 13. Related Party Transactions" to the accompanying financial statements.

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

Changes in Internal Controls
----------------------------

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the fiscal year ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

ITEM 9B - OTHER INFORMATION
---------------------------

None.

                                    PART III
                                    --------

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The Executive Officers and Directors of the Company are as follows:

           Name              Age                    Position
           ----              ---                    --------

      Kenneth M. Darby        60      Chairman of the Board, President and
                                      Chief Executive Officer
      John M. Badke           47      Senior Vice President, Finance and
                                        Chief Financial Officer
      Peter A. Horn           51      Vice President, Operations
      Bret M. McGowan         41      Vice President, U.S. Sales and Marketing
      Yacov A. Pshtissky      55      Vice President, Technology and Development
      Joan L. Wolf            52      Executive Administrator and
                                        Corporate Secretary
      Christopher J. Wall     53      Managing Director, Vicon Industries Ltd.
      Yigal Abiri             57      General Manager, Vicon Systems Ltd.
      Clifton H.W. Maloney    69      Director
      Peter F. Neumann        72      Director
      W. Gregory Robertson    63      Director
      Arthur D. Roche         68      Director


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

Bret M. McGowan - Vice President, U.S. Sales and Marketing. Mr. McGowan has been Vice President, U.S. Sales and Marketing since April 2005. From 2001 to 2005, he served as Vice President, Marketing. Previously, he served as Director of Marketing since 1998 and as Marketing Manager since 1994. He joined the Company in 1993 as a Marketing Specialist.

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

Christopher J. Wall - Managing Director, Vicon Industries, Ltd. Mr. Wall has been Managing Director, Vicon Industries Ltd. since February 1996. Previously he served as Financial Director, Vicon Industries, Ltd. since joining the Company in 1989. Prior to joining the Company he held a variety of senior financial positions within Westland plc, a UK aerospace company.

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

Peter F. Neumann - Director. Mr. Neumann has been a director of the Company since 1987. He is the retired President of Flynn-Neumann Agency, Inc., an insurance brokerage firm. Mr. Neumann's current term on the Board ends in May 2009.

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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended September 30, 2006 and certain written representations that no Form 5 is required, no person who, at any time during the year ended September 30, 2006 was a director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the year ended September 30, 2006.

ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during 2006, 2005 and 2004 by the Chief Executive Officer and the Company's most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during any such year.


                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                                           Long-Term Compensation
                                                                        ----------------------------
                                    Annual Compensation             Awards               Payouts
                              -----------------------------  ----------------------  ---------------
                                                     Other                                     All
                                                     Annual  Restricted  Securities           Other
Name and                                             Compen-   Stock     Underlying   LTIP   Compen-
Principal Position      Year  Salary     Bonus       sation    Award     Options (#) Payouts sation
------------------      ----  -------   -------      ------  ----------  ----------- ------- -------

Kenneth M. Darby        2006  $310,000  $ 75,000 (1)    -        -            -         -       -
 Chairman and           2005   298,462    75,000 (1)    -        -            -         -       -
  Chief Executive       2004   310,000    75,000 (1)    -        -            -         -       -
   Officer

John M. Badke           2006  $171,923  $ 35,000 (1)    -        -           5,000      -       -
 Senior Vice President  2005   165,000    35,000 (1)    -        -           5,000      -       -
  and Chief Financial   2004   152,000    35,000 (1)    -        -            -         -       -
   Officer

Christopher J. Wall     2006  $171,000  $ 35,300 (2)    -        -           5,000      -       -
 Managing Director      2005   176,000    14,000 (2)    -        -           5,000      -       -
  Vicon Industries Ltd. 2004   148,000   113,000 (2)    -        -            -         -       -

Bret M. McGowan         2006  $151,923  $ 32,601 (1)    -        -           5,000      -       -
 Vice President, U.S.   2005   132,917    20,831 (6)    -        -           5,000      -       -
  Sales and Marketing   2004   112,000    25,000 (1)    -        -            -         -       -

Yigal Abiri             2006  $160,000  $   -           -        -            -         -   $   -
 General Manager        2005   160,000      -           -        -            -         -     90,000 (5)
  Vicon Systems Ltd.    2004   160,000    10,725 (3)    -        -            -         -     66,946 (4)



(1) Represents discretionary cash bonus approved by the Board of Directors upon the recommendation of its Compensation Committee.

(2) Represents sales and profit related bonus based on financial results of Vicon Industries Ltd.

(3)  Represents discretionary bonus.

(4) Represents $43,938 of severance pay paid into a management insurance policy and $23,008 paid as compensation for accrued vacation.

(5) Represents performance based compensation associated with the introduction of the Company's new digital video product line.

(6)  Represents sales related commission.


                       OPTION GRANTS IN LAST FISCAL YEAR
                       ---------------------------------

                                                                    Potential Realizable
                               Individual Grants                      Value at Assumed
                 ----------------------------------------------     Annual Rates of Stock
                            % of Total                               Price Appreciation
                  No. of    Granted to    Exercise                     for Option Term
                 Options    Employees in    Price    Expiration    ----------------------
Name             Granted    Fiscal Year   Per Share     Date          5%          10%
-------------    -------   -------------  ---------- -----------   --------    ----------
John Badke         5,000        12.5%       $3.17      12/10       $ 4,379     $  9,677
Christoper Wall    5,000        12.5%       $3.17      12/11       $ 5,391     $ 12,229
Bret McGowan       5,000        12.5%       $3.17      12/11       $ 5,391     $ 12,229


Options granted in the year ended September 30, 2006 were issued under the 1996 Incentive Stock Option Plan, the 1999 Non-Qualified Stock Option Plan and the 2002 Non-Qualified Stock Option Plan. Options issued under the 1996 Incentive Stock Option Plan are exercisable as follows: up to 30% on the grant date, an additional 30% on the first anniversary of the grant date, and the balance on the second anniversary of the grant date, except that no option is exercisable after the expiration of five years from the date of grant. Options issued under the 1999 and 2002 Non-Qualified Stock Option Plans are exercisable as follows: up to 30% of the shares on the second anniversary of the grant date, an additional 30% of the shares on the third anniversary of the grant date, and the balance of the shares on the fourth anniversary of the grant date, except that no option is exercisable after the expiration of six years from the date of grant.


               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
               -----------------------------------------------
                        AND FISCAL YEAR-END OPTION VALUES
                        ---------------------------------

                                                   At September 30, 2006
                                                   ---------------------
                                                  Number of
                                                 Securities       Value of
                                                 Underlying      Unexercised
                                                Unexercised     In-the-money
                                                  Options        Options (2)
                                                  -------        -----------
                     Shares
                    Acquired       Value        Exercisable/    Exercisable/
     Name          On Exercise  Realized (1)   Unexercisable   Unexercisable
----------------   -----------  ------------   -------------   -------------


Kenneth M. Darby       -0-          -0-        64,545/35,455  $15,030/$9,470
John M. Badke          -0-          -0-        32,500/18,500    8,430/4,810
Christopher J. Wall    -0-          -0-        12,000/18,000    2,940/4,010
Bret M. McGowan        -0-          -0-        15,077/14,423    3,954/3,451
Yigal Abiri            -0-          -0-        26,000/4,000     7,600/-0-


(1) Calculated based on the difference between the closing quoted market prices per share at the dates of exercise and the exercise prices.

(2) Calculated based on the difference between the closing quoted market price ($3.29) and the exercise price.

Compensation Arrangements
-------------------------

On November 10, 2006, the Company entered into a new one-year employment agreement with Kenneth M. Darby, the Company's Chief Executive Officer, to expire on September 30, 2007. The terms of the new agreement provide for a $15,000 increase in Mr. Darby's annual base salary to $325,000 effective October 1, 2006. In conjunction with his new employment agreement, Mr. Darby entered into a stock lock-up agreement whereby he agreed not to sell more than 100,000 shares (50,000 per year) of his Company stock holdings in open market transactions through September 30, 2008 without Board of Director approval. Such lock-up agreement provisions terminate under certain conditions, including Mr. Darby's death, disability, termination without cause and a Company change in control as defined. Mr. Darby's previous employment agreement, which expired on September 30, 2006, entitled him to receive a $620,000 severance benefit and deferred compensation in the form of 70,647 shares of the Company's Common Stock upon its expiration. Such amounts have been earned by Mr. Darby over his many years of service with the Company in varying capacities and have been paid subsequent to year end.

In addition, the Compensation Committee of the Board of Directors ("the Committee") approved a performance-based bonus plan for Mr. Darby for fiscal year 2007, whereby he can earn a minimum of $175,000 for achievement of a certain minimum annual profit target as defined by the Board. For fiscal year 2006, the Committee approved a $75,000 discretionary bonus for Mr. Darby. The Company also granted Mr. Darby 10,000 stock options at the closing price on October 25, 2006.

On November 13, 2006, the Company executed an amendment to the January 1, 2006 employment agreement with John M. Badke, the Company's Chief Financial Officer, to provide him with a $5,000 increase in annual base salary to $180,000 effective October 1, 2006 and includes provisions to comply with the requirements of Section 409A of the Internal Revenue Code. The agreement, which expires on December 31, 2007, provides Mr. Badke a lump sum payment in the amount of three times his average annual compensation for the previous five years if there is a change in control of the Company without Board of Director approval as defined. The agreement also provides Mr. Badke a severance/retirement benefit of $350,000 payable under certain occurrences.

In addition, a performance based bonus plan for fiscal year 2007 was adopted for Mr. Badke whereby he will receive a bonus equal to 3% of a certain minimum annual profit target as defined by the Committee. For the fiscal year 2006, the Committee approved a $35,000 discretionary bonus for Mr. Badke. The Company also granted Mr. Badke 15,000 stock options at the closing price on October 25, 2006.

On November 1, 2006, the Company entered into a new employment agreement with Christopher J. Wall, Managing Director of Vicon Industries Ltd. (Europe), to expire on September 30, 2007. The new agreement provides Mr. Wall with a $5,000 increase in annual base salary to approximately $185,000 (97,850 Pounds Sterling) and provides a performance based bonus plan for fiscal year 2007 whereby he will receive an amount equal to between 2% and 6% (based on achievement levels) of the combined pretax operating profits of the Company's Europe based subsidiaries. For fiscal year 2006, Mr. Wall received a bonus of approximately $35,300 based upon his achievement of certain sales and profit targets. The new agreement also provides Mr. Wall a severance/retirement benefit of approximately $190,000 (100,000 Pounds Sterling) under certain occurrences. The Company also granted Mr. Wall 5,000 stock options at the closing price on October 25, 2006.

On August 7, 2006, the Company entered into an employment agreement with Mr. Bret M. McGowan, the Company's Vice President of U.S. Sales and Marketing, providing him an annual base salary of $155,000. The agreement, which expires on September 30, 2007, provides Mr. McGowan a lump sum payment in the amount of three times his average annual compensation for the previous five years if there is a change in control of the Company without Board of Director approval as defined. The agreement also provides Mr. McGowan a severance/retirement benefit of $290,000 payable under certain occurrences. Effective October 1, 2006, Mr. McGowan's annual base salary was increased to $170,000.

In addition, a performance based bonus plan for fiscal year 2007 was established for Mr. McGowan whereby he earns variable compensation upon achieving certain U.S. sales targets. For the fiscal year 2006, the Committee approved a $30,000 discretionary bonus for Mr. McGowan. The Company also granted Mr. McGowan 13,500 stock options at the closing price on October 25, 2006.

Directors' Compensation and Term
--------------------------------

During the fiscal year ending September 30, 2006, directors were compensated at an annual rate of $16,000 for regular Board meetings and $1,000 per committee meeting attended in person or by teleconference. Effective October 1, 2006, the Board of Directors approved an increase in non-employee director compensation to an annual rate of $20,000 for regular Board meetings and $1,200 per committee meeting. The Chairman of the Audit Committee also receives an additional annual retainer of $8,000. Employee directors are not compensated for Board or committee meetings. Directors may not stand for reelection after age 70, except that any director may serve one additional three-year term after age 70 with the unanimous consent of the Board of Directors.

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

                       Board Compensation Committee Report
                       -----------------------------------

The Compensation Committee's compensation policies applicable to the Company's officers for 2006 were to pay a competitive market price for the services of such officers, taking into account the overall performance and financial capabilities of the Company and the officer's individual level of performance.

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

Submitted by the Compensation Committee,

Peter F. Neumann, Chairman                      Clifton H.W. Maloney
W. Gregory Robertson                            Arthur D. Roche

This graph compares the return of $100 invested in the Company's stock on October 1, 2001, with the return on the same investment in the AMEX U.S. Market Index and the AMEX Technology Index.


(The following table was represented by a chart in the printed material)


                       Vicon                AMEX U.S.       AMEX Technology
Date               Industries, Inc.       Market Index            Index
----               ----------------       ------------       --------------

10/01/01                100                    100                 100
10/01/02                 91                     88                  62
10/01/03                122                    113                  89
10/01/04                138                    131                 102
10/01/05                 91                    155                 104
10/01/06                 97                    168                 113

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The following table sets forth the beneficial ownership of the Company's Common Stock as of December 15, 2006 by (i) those persons known by the Company to be beneficial owners of more than 5% of the Company's outstanding Common Stock;
(ii) each current  executive  officer named in the Summary  Compensation  Table;
(iii) each director; and (iv) all directors and executive officers as a group.

   Name and Address                   Number of Shares
   of Beneficial Owner                Beneficially Owned (1)       % of Class
   -------------------                ----------------------       ----------
   CBC Co., Ltd. and affiliates
   2-15-13 Tsukishima, Chuo-ku,
   Tokyo, Japan 104                        543,715                     10.9%

   Leviticus Partners, L.P.
   405 Lexington Ave., 45th Floor
   New York, NY 10174                      300,000                      6.0%

   Dimensional Fund Advisors
   1299 Ocean Avenue
   Santa Monica, CA 90401                  297,237 (11)                 5.9%

   Al Frank Asset Management, Inc.
   32392 Coast Highway, Suite 260
   Laguna Beach, CA 92651                  277,299 (10)                 5.5%


******************************************************************************
   C/O Vicon Industries, Inc.

   Kenneth M. Darby                        404,610 (2)                  8.1%
   Arthur D. Roche                         149,654 (3)                  3.0%
   John M. Badke                            40,819 (4)                    *
   Peter F. Neumann                         37,072 (5)                    *
   W. Gregory Robertson                     31,900 (5)                    *
   Christopher J. Wall                      28,300 (6)                    *
   Yigal Abiri                              16,000 (6)                    *
   Bret M. McGowan                          15,154 (7)                    *
   Clifton H.W. Maloney                     15,000 (8)                    *

 Total all Executive Officers and
   Directors as a group (12 persons)       836,950 (9)                 16.7%

 * Less than 1%.


(1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment control over the shares of stock owned.
(2)  Includes currently exercisable options to purchase 83,871 shares.
(3) Includes 50,000 shares held by Mr. Roche's wife and currently exercisable options to purchase 20,000 shares.
(4)  Includes currently exercisable options to purchase 27,500 shares.
(5)  Includes currently exercisable options to purchase 20,000 shares.
(6)  Includes currently exercisable options to purchase 16,000 shares.
(7)  Includes currently exercisable options to purchase 15,154 shares.
(8)  Includes currently exercisable options to purchase 15,000 shares.
(9)  Includes currently exercisable options to purchase 267,325 shares.
(10) Al Frank Asset Management, Inc. had voting control over 179,047 shares and investment control over 277,299 shares.
(11) Dimensional Fund Advisors had voting control over 291,637 shares and investment control over 297,237 as investment advisor and manager for various mutual funds and other clients. These shares are beneficially owned by such mutual funds or other clients.

EQUITY COMPENSATION PLAN INFORMATION
------------------------------------
at September 30, 2006

                                                               Number of securities
                    Number of securities   Weighted average    remaining available for
                    to be issued upon      exercise price      future issuance under
                    exercise of            of outstanding      equity compensation plans
                    outstanding options,   options, warrants   (excluding securities
                    warrants and rights    and rights          reflected in column (a))
Plan category               (a)                  (b)                   (c)
------------------  -------------------    ----------------  ------------------------

Equity compensation
plans approved by
security holders          545,283               $3.28                 73,933

Equity compensation
plans not approved
by security holders          -                    -                     -

Total                     545,283               $3.28                 73,933


EQUITY COMPENSATION GRANTS NOT APPROVED BY SECURITY HOLDERS
-----------------------------------------------------------

Through September 30, 2006, the Company had granted certain of its officers with deferred compensation benefits aggregating 103,898 shares of common stock currently held by the Company in treasury. Such shares vest upon retirement or, in the case of 70,647 shares, the expiration of Mr. Darby's employment agreement in September 2006. Such shares were distributed to Mr. Darby in November 2006. All shares vest earlier under certain occurrences including death, involuntary termination or a change in control of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The Company and CBC Co., Ltd. (CBC), a Japanese corporation which beneficially owns 10.9% of the outstanding shares of the Company, have been conducting business with each other for approximately twenty-seven years. During this period, CBC has served as a lender, a product supplier and sourcing agent, and a private label reseller of the Company's products. CBC has also acted as the Company's sourcing agent for the purchase of certain video products. In fiscal 2006, the Company purchased approximately $404,000 of products and components from or through CBC. CBC competes with the Company in various markets, principally in the sale of video products and systems. Sales of all products to CBC were $205,000 in 2006.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

The following table details: the aggregate fee arrangements with BDO Seidman, LLP for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the financial statements included in the Company's quarterly reports on Form 10-Q; the aggregate fees billed by BDO Seidman, LLP for audit related matters and; the aggregate fees billed by BDO Seidman, LLP for tax compliance, tax advice and tax planning during fiscal years ended September 30, 2006 and 2005:


                                    2006         2005
                                    ----         ----

Audit fees                       $171,000     $158,000
Audit related fees               $  4,000     $   -
Tax fees                         $ 39,000     $ 46,000


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

                                     PART IV
                                     -------


ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
----------------------------------------------------

(a) (1)  Financial Statements

         Included in Part IV, Item 15:

         Report of Independent Registered Public Accounting Firm

         Financial Statements:

                  Consolidated Statements of Operations, fiscal years ended September 30, 2006, 2005, and 2004

                  Consolidated Balance Sheets at September 30, 2006 and 2005

                  Consolidated Statements of Shareholders' Equity, fiscal years ended September 30, 2006, 2005, and 2004

                  Consolidated Statements of Cash Flows, fiscal years ended September 30, 2006, 2005, and 2004

                  Notes to Consolidated Financial Statements, fiscal years ended September 30, 2006, 2005, and 2004

(a) (2)  Financial Statement Schedule

         Included in Part IV, Item 15:

         Schedule II - Valuation and Qualifying Accounts for the years ended September 30, 2006, 2005, and 2004

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

10          Material Contracts

            (.1) Employment Agreement dated          Incorporated by reference
                 November 10, 2006 between the       to the Current Report on
                 Registrant and Kenneth M. Darby     Form 8-K dated
                                                     November 16, 2006

            (.2) Common Stock Lock-up Agreement      Incorporated by reference
                 dated November 10, 2006 between     to the Current Report on
                 the Registrant and                  Form 8-K dated
                 Kenneth M. Darby                    November 16, 2006

            (.3) 1994 Incentive Stock Option Plan    Incorporated by
                                                     reference to the
                                                     1994 Annual Report
                                                     on Form 10-K

            (.4) 1994 Non-Qualified Stock Option     Incorporated by
                 Plan for Outside Directors          reference to the
                                                     1994 Annual Report
                                                     on Form 10-K

            (.5) 1996 Incentive Stock Option Plan    Incorporated by
                                                     reference to the
                                                     1997 Annual Report
                                                     on Form 10-K

            (.6) 1996 Non-Qualified Stock Option     Incorporated by
                 Plan for Outside Directors          reference to the
                                                     1997 Annual Report
                                                     on Form 10-K

            (.7) Commercial fixed rate loan          Incorporated by
                 agreement between the Registrant    reference to the
                 and National Westminster Bank PLC   June 30, 1997 filing
                 dated April 8, 1997                 on Form 10-Q

            (.8) Loan Agreement between the          Incorporated by
                 Registrant and The Dime Savings     reference to the
                 Bank of New York, FSB dated         December 31, 1997
                 January 29, 1998                    filing on Form 10-Q

                                                     Exhibit Number or
Exhibit                                              Incorporation by
Numbers     Description                              Reference to
-------     -----------                              ------------

           (.9)  Mortgage Note between the           Incorporated by
                 Registrant and The Dime Savings     reference to the
                 Bank of New York, FSB dated         December 31, 1997
                 January 29, 1998                    filing on Form 10-Q

           (.10)  Mortgage and Security Agreement    Incorporated by
                 in the amount of $2,512,000 between reference to the
                 the Registrant and The Dime         December 31, 1997
                 Savings Bank of New York, FSB dated filing on Form 10-Q January 29, 1998

           (.11) Interest rate master swap agreement Incorporated by
                 between the Registrant and KeyBank  reference to the
                 National Association dated          December 31, 1997
                 December 11, 1997                   filing on Form 10-Q

           (.12) Schedule to the master agreement    Incorporated by
                 between the Registrant and KeyBank  reference to the
                 National Association dated          December 31, 1997
                 December 11, 1997                   filing on Form 10-Q

           (.13) Swap transaction confirmation with  Incorporated by
                 a notional amount of $2,512,000     reference to the
                 between the Registrant and KeyBank  December 31, 1997
                 National Association dated          filing on Form 10-Q
                 December 30, 1997

           (.14) Advice of borrowing terms           Incorporated by
                 between the Registrant and          reference to the
                 National Westminster Bank PLC       March 31, 2006 filing
                 dated March 6, 2006                 on Form 10-Q

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

           (.18) 1999 Incentive Stock Option Plan     Incorporated by reference
                                                      to the 1999 Annual Report
                                                      on Form 10-K

           (.19) 1999 Non-Qualified Stock             Incorporated by reference
                 Option Plan                          to the 1999 Annual Report
                                                      on Form 10-K

           (.20) 2002 Incentive Stock Option Plan     Incorporated by reference
                                                      to the 2002 Annual Report
                                                      on Form 10-K

                                     - 29 -.

                                                      Exhibit Number or
Exhibit                                               Incorporation by
Numbers     Description                               Reference to
-------     -----------                               ------------

           (.21) 2002 Non-Qualified Stock             Incorporated by reference
                 Option Plan                          to the 2002 Annual Report
                                                      on Form 10-K

           (.22) Employment and Deferred              Incorporated by reference
                 Compensation Agreement dated         to the Current Report on
                 January 1, 2006 between the          Form 8-K dated
                 Registrant and John M. Badke         March 6, 2006

           (.23) Amendment 1 to the Employment        Incorporated by reference
                 and Deferred Compensation            to the Current Report on
                 Agreement dated November 13, 2006    Form 8-K dated
                 between the Registrant and           November 16, 2006
                 John M. Badke

           (.24) Employment Agreement dated           10.24
                 August 7, 2006 between the
                 Registrant and Bret M. McGowan

           (.25) Employment Agreement dated           Incorporated by reference
                 November 1, 2006 between the         to the Current Report on
                 Registrant and Christopher J. Wall   Form 8-K dated
                                                      November 16, 2006

           (.26) Amendment 1 to the Employment        Incorporated by reference
                 Agreement dated November 1, 2006     to the Current Report on
                 between the Registrant and           Form 8-K dated
                 Christopher J. Wall                  November 16, 2006


21          Subsidiaries of the Registrant            Incorporated by
                                                      reference to the Notes
                                                      to the Consolidated
                                                      Financial Statements

23          Consent of BDO Seidman, LLP               23.1

31          Rule 13a-14(a)/15d-14(a) Certifications

            (.1) Certification of Chief Executive
                 Officer pursuant to Section 302
                 of the Sarbanes-Oxley Act of 2002    31.1

            (.2) Certification of Chief Financial
                 Officer pursuant to Section 302
                 of the Sarbanes-Oxley Act of 2002    31.2

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

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------



The Board of Directors and Stockholders
Vicon Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Vicon Industries, Inc. as of September 30, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years ended September 30, 2006. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule as listed in Part IV, item 15(a)(2) for the fiscal years ended September 30, 2006, 2005 and 2004. These consolidated financial statements and
financial   statement   schedule  are  the   responsibility  of  the  Company's
management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vicon Industries, Inc. at September 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.




                                                            /s/ BDO Seidman, LLP


Melville, New York
December 1, 2006

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              Fiscal Years Ended September 30, 2006, 2005 and 2004



                                          2006          2005          2004
                                          ----          ----          ----


Net sales                              $56,278,971   $56,055,715   $53,532,631
Cost of sales                           34,184,675    35,060,060    33,821,618
                                       ------------  ------------  ------------
    Gross profit                        22,094,296    20,995,655    19,711,013

Operating expenses:
 Selling, general and
  administrative expense                17,930,872    19,152,692    17,058,460
 Engineering and development expense     4,530,806     4,773,516     4,878,981
                                       ------------  ------------  -------------
                                        22,461,678    23,926,208    21,937,441
                                       ------------  ------------  ------------

    Operating loss                        (367,382)   (2,930,553)   (2,226,428)

Other expense (income):
 Interest expense                          164,827       181,126       187,390
 Interest and other income                (135,654)      (88,026)     (204,224)
 Loss on sale of marketable securities       -            44,936         -
                                       ------------  ------------  ------------
   Loss before income taxes               (396,555)   (3,068,589)   (2,209,594)
Income tax expense                         150,000        27,000       481,000
                                       ------------  ------------  ------------

   Loss before extraordinary gain         (546,555)   (3,095,589)   (2,690,594)

Extraordinary gain (Note 14)                 -           210,968         -
                                       ------------  ------------  -------------

    Net loss                           $  (546,555)  $(2,884,621)  $(2,690,594)
                                       ============  ============  ============




Basic and diluted loss per share:

Loss before extraordinary gain             $(.12)      $ (.68)      $ (.59)

Extraordinary gain                            -           .05           -
                                           ------      -------      -------

   Net loss                                $(.12)      $ (.63)      $ (.59)
                                           ======      =======      =======


See accompanying notes to consolidated financial statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 2006 and 2005


ASSETS                                                 2006             2005
------                                                 ----             ----
Current Assets:
  Cash and cash equivalents                        $ 5,639,334      $ 5,818,178
  Marketable securities                                126,697          121,830
  Accounts receivable (less allowance of
   $1,325,000 in 2006 and $1,297,000 in 2005)       11,269,529       10,125,967
  Inventories:
    Parts, components, and materials                 2,809,152        2,277,415
    Work-in-process                                  2,347,354        2,782,761
    Finished products                                6,812,732        5,406,593
                                                   -----------      -----------
                                                    11,969,238       10,466,769
  Prepaid expenses and other current assets            484,713          419,942
                                                   -----------      -----------
     Total current assets                           29,489,511       26,952,686
Property, plant and equipment:
   Land                                              1,235,950        1,217,450
   Buildings and improvements                        5,844,093        5,730,548
   Machinery, equipment, and vehicles                5,970,168        5,942,803
                                                   -----------      -----------
                                                    13,050,211       12,890,801
   Less accumulated depreciation and amortization    6,821,126        6,274,975
                                                   -----------      -----------
                                                     6,229,085        6,615,826
Other assets                                           236,521          623,393
                                                   -----------      -----------
Total assets                                       $35,955,117      $34,191,905
                                                   ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Current maturities of long-term debt             $   331,830      $   409,343
  Accounts payable                                   4,162,263        2,462,671
  Accrued compensation and employee benefits         2,427,525        2,353,849
  Accrued expenses                                   1,429,566        1,403,734
  Unearned revenue                                     806,142          566,065
  Income taxes payable                                 151,323           44,306
                                                   -----------      -----------
     Total current liabilities                       9,308,649        7,239,968

Long-term debt                                       1,740,335        2,061,825
Unearned revenue                                       457,474          582,679
Other long-term liabilities                            429,818          328,953
Commitments and contingencies - Note 11
Shareholders' equity:
  Common stock, par value $.01 per share
    authorized - 25,000,000 shares
    issued - 4,860,901 and 4,857,401 shares             48,609           48,574
  Capital in excess of par value                    22,562,126       22,391,815
  Retained earnings                                  1,734,490        2,281,045
                                                   -----------      -----------
                                                    24,345,225       24,721,434
  Treasury stock at cost, 287,817 shares
    in 2006 and 2005                                (1,299,999)      (1,299,999)
  Accumulated other comprehensive income               973,615          557,045
                                                   -----------      -----------
     Total shareholders' equity                     24,018,841       23,978,480
                                                   -----------      -----------
      Total liabilities and shareholders' equity   $35,955,117      $34,191,905
                                                   ===========      ===========


  See accompanying notes to consolidated financial statements.


                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              Fiscal Years Ended September 30, 2006, 2005, and 2004

                                                                                                 Accumulated
                                                          Capital in                                other           Total
                                                Common    excess of     Retained      Treasury   comprehensive  shareholders'
                                      Shares    Stock     par value     earnings        Stock       income          equity
                                      ------   -------   -----------   ----------     ---------  ------------    --------------
Balance September 30, 2003           4,832,576  $48,326  $22,218,644  $ 7,856,260    $(980,199)   $  91,700      $29,234,731

Comprehensive income (loss):
  Net loss                               -          -            -     (2,690,594)         -            -         (2,690,594)
  Foreign currency translation
    adjustment                           -          -            -            -            -        459,779          459,779
  Unrealized gain on derivatives         -          -            -            -            -        107,782          107,782
  Unrealized loss on marketable
    securities                           -          -            -            -            -        (42,022)         (42,022)
Total comprehensive income (loss)        -          -            -            -            -            -         (2,165,055)
Repurchases of common
  stock (64,400 shares)                  -          -            -            -       (298,685)         -           (298,685)
Exercise of stock options               16,470      164       38,359          -            -            -             38,523
Stock-based compensation                 -          -         27,104          -            -            -             27,104
Deferred compensation amortization       -          -         76,727          -            -            -             76,727
                                     ---------  -------  -----------  -----------   -----------  ----------      -----------
Balance September 30, 2004           4,849,046   48,490   22,360,834    5,165,666   (1,278,884)     617,239       26,913,345

Comprehensive income (loss):
  Net loss                               -          -            -     (2,884,621)         -            -         (2,884,621)
  Foreign currency translation
    adjustment                           -          -            -            -            -       (201,918)        (201,918)
  Unrealized gain on derivatives         -          -            -            -            -         95,198           95,198
  Change in unrealized loss on
    marketable securities                -          -            -            -            -         46,526           46,526
Total comprehensive income (loss)        -          -            -            -            -            -         (2,944,815)
Repurchases of common
  stock (4,500 shares)                   -          -            -            -        (21,115)         -            (21,115)
Exercise of stock options                8,355       84       22,096          -            -            -             22,180
Stock-based compensation                 -          -        (67,718)         -            -            -            (67,718)
Deferred compensation amortization       -          -         76,603          -            -            -             76,603
                                     ---------  -------  -----------  -----------  -----------   ----------      -----------
Balance September 30, 2005           4,857,401   48,574   22,391,815    2,281,045   (1,299,999)     557,045       23,978,480

Comprehensive income (loss):
  Net loss                               -          -            -       (546,555)         -            -           (546,555)
  Foreign currency translation
    adjustment                           -          -            -            -            -        425,286          425,286
  Unrealized loss on derivatives         -          -            -            -            -         (8,091)          (8,091)
  Change in unrealized loss on
    marketable securities                -          -            -            -            -           (625)            (625)
Total comprehensive income (loss)        -          -            -            -            -            -           (129,985)
Exercise of stock options                3,500       35        7,665          -            -            -              7,700
Stock-based compensation                 -          -        152,413          -            -            -            152,413
Deferred compensation amortization       -          -         10,233          -            -            -             10,233
                                     ---------  -------  -----------  -----------  -----------   ----------      -----------
Balance September 30, 2006           4,860,901  $48,609  $22,562,126  $ 1,734,490  $(1,299,999)  $  973,615      $24,018,841
                                     =========  =======  ===========  ===========  ===========   ==========      ===========

See accompanying notes to consolidated financial statements.


                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              Fiscal Years Ended September 30, 2006, 2005 and 2004


                                                     2006           2005           2004
                                                     ----           ----           ----
Cash flows from operating activities:
 Net loss                                        $  (546,555)   $(2,884,621)   $(2,690,594)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                     973,535        999,942      1,046,553
   Amortization of deferred compensation              10,233         76,603         76,727
   Stock compensation expense                        152,413        (67,718)        27,104
   Extraordinary gain on acquisition                    -          (210,968)          -
   Loss on sale of marketable securities                -            44,936           -
Change in assets and liabilities:
  Accounts receivable, net                          (871,872)       133,959      1,728,523
  Inventories                                     (1,357,802)     2,605,961       (470,812)
  Recoverable income taxes                              -           239,402      1,813,260
  Prepaid expenses and other current assets          (52,070)       (36,549)       325,889
  Other assets                                       390,364          6,434        (98,919)
  Accounts payable                                 1,641,824       (847,762)       688,172
  Accrued compensation and employee benefits          57,959        277,966          4,462
  Accrued expenses                                    13,761       (137,935)      (900,647)
  Unearned revenue                                   114,872        (48,048)      (595,074)
  Income taxes payable                               102,964       (299,358)       233,309
  Other liabilities                                   92,774       (366,684)       254,731
        Net cash provided by (used in)           -----------    -----------    ------------
         operating activities                        722,400       (514,440)     1,442,684
                                                 -----------    -----------    ------------

Cash flows from investing activities:
    Capital expenditures                            (510,375)      (556,643)      (730,102)
    Acquisition, net of cash acquired                   -          (868,000)          -
    Net decrease (increase) in
      marketable securities                           (5,492)     1,998,458      1,165,053
                                                 -----------    -----------    ------------
        Net cash provided by (used in)
          investing activities                      (515,867)       573,815        434,951
                                                 -----------    -----------    ------------

Cash flows from financing activities:
    Repayments of long-term debt                    (403,419)      (286,470)      (324,639)
    Proceeds from exercise of stock options            7,700         22,180         38,523
    Repurchases of common stock                         -           (21,115)      (298,685)
                                                 -----------    -----------    -----------
        Net cash used in financing activities       (395,719)      (285,405)      (584,801)
                                                 -----------    -----------    -----------

Effect of exchange rate changes on cash               10,342        (18,990)       (65,784)
                                                 -----------    -----------    -----------
Net increase (decrease) in cash                     (178,844)      (245,020)     1,227,050
Cash at beginning of year                          5,818,178      6,063,198      4,836,148
                                                 -----------    -----------    -----------
Cash at end of year                              $ 5,639,334    $ 5,818,178    $ 6,063,198
                                                 ===========    ===========    ===========


 Cash paid during the fiscal year for:
   Income taxes                                  $   35,802     $   345,396    $   309,780
   Interest                                      $  169,356     $   176,435    $   233,898


See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years ended September 30, 2006, 2005, and 2004

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

Basis of Presentation
---------------------

The accompanying consolidated financial statements include the accounts of Vicon Industries, Inc. (the Company) and its wholly owned subsidiaries: Vicon Industries Limited and subsidiary (Videotronic Infosystems GmbH) and TeleSite U.S.A., Inc. and subsidiary (Vicon Systems Ltd.), after elimination of intercompany accounts and transactions.

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

Marketable Securities
---------------------

Marketable securities consist of mutual fund investments in U.S. government debt securities. Such securities are stated at market value and are classified as available-for-sale under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, with unrealized gains and losses reported in other comprehensive income as a component of shareholders' equity. The cost of such securities was $129,373 and $123,881 at September 30, 2006 and 2005, respectively, with $2,676 and $2,051 of unrealized losses included in the carrying amounts at September 30, 2006 and 2005, respectively.

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

Engineering and Development
---------------------------

Product engineering and development costs are charged to expense as incurred, and amounted to approximately $4,500,000, $4,800,000 and $4,900,000 in fiscal 2006, 2005, and 2004, respectively.

Earnings (Loss) Per Share
-------------------------

Basic EPS is computed based on the weighted average number of common shares outstanding. Diluted EPS reflects the maximum dilution that would have resulted from the exercise of stock options, warrants and incremental shares issuable under a deferred compensation agreement (see Note 10). In periods when losses are incurred, the effects of these securities are antidilutive and, therefore, are excluded from the computation of diluted EPS.

Foreign Currency Translation
----------------------------

The Company translates the financial statements of its foreign subsidiaries by applying the current rate method under which assets and liabilities are translated at the exchange rate on the balance sheet date, while revenues, costs, and expenses are translated at the average exchange rate for the reporting period. The resulting cumulative translation adjustment of $998,000 and $573,000 at September 30, 2006 and 2005, respectively, is recorded as a component of shareholders' equity in accumulated other comprehensive income
(loss).

Income Taxes
------------

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred U.S. income taxes are not provided on undistributed earnings of foreign subsidiaries as the Company presently intends to reinvest such earnings indefinitely, and any plan to repatriate any of such earnings in the future is not expected to result in a material incremental tax liability to the Company. In fiscal 2006 and 2005, the Company recognized a valuation allowance against its entire net deferred tax asset balance due to the uncertainty of future realization (see Note 4 for further discussion).

Product Warranties
------------------

The Company provides for the estimated cost of product warranties at the time revenue is recognized (see Note 3). While the Company engages in product quality programs and processes, including monitoring and evaluating the quality of its component suppliers, its warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from its estimates, revisions to the estimated warranty liability may be required.

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

As of September 30, 2006, the Company had an interest rate swap and currency forwards outstanding with notional amounts aggregating $1.4 million and $800,000, respectively, whose aggregate fair value was a liability of approximately $22,000. The change in the fair value of these derivatives is reflected in other comprehensive income in the accompanying statement of shareholders' equity, net of tax where applicable. The forwards have maturities of less than one year and require the Company to exchange currencies at specified dates and rates. The interest rate swap matures in the same amounts and over the same periods as the related debt. The Company considers the credit risk related to the interest rate swaps and the forwards to be low because such instruments are entered into with financial institutions having high credit ratings and are generally settled on a net basis. There were no gains or losses recognized in operations due to hedge ineffectiveness during the three-year period ended September 30, 2006. The Company does not expect that the amounts currently classified in accumulated other comprehensive income that will be recognized in operations in the next fiscal year will be material.

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts for trade accounts and other receivables, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments. The carrying amounts of the Company's long-term debt instruments approximate fair value. The Company's interest rate swap agreement is carried at its fair market value (which was a liability of approximately $20,000 at September 30, 2006). This value represents the estimated amount the Company would need to pay if such agreement was terminated before maturity, principally resulting from market interest rate decreases. The fair value of the Company's foreign currency forward exchange contracts is estimated by obtaining quoted market prices. The contracted exchange rates on committed forward exchange contracts was approximately $2,000 less favorable than the market rates for similar term contracts at September 30, 2006.

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

Had compensation expense for stock option grants issued been determined under the fair value method of SFAS No. 123, the Company's net loss and loss per share
(EPS) for the fiscal years ended September 30, 2005 and 2004 would have been:


                                                   2005            2004
                                                ----------       --------

Reported net loss                              $(2,884,621)    $(2,690,594)
Stock-based compensation cost, net of tax         (194,935)       (227,113)
                                               ------------    ------------
Pro forma net loss                             $(3,079,556)    $(2,917,707)
                                               ============    ============

Reported basic and diluted EPS                   $ (.63)        $  (.59)
Pro forma basic and diluted EPS                  $ (.67)        $  (.63)


Effective October 1, 2005, the Company adopted SFAS No. 123(R), "Share-Based Payment", which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period. For the year ended September 30, 2006, the Company recorded non-cash compensation expense of $152,413 ($.03 per basic and diluted share) relating to stock options. The Company elected to utilize the modified-prospective application method, whereby compensation expense is recorded for all awards granted after October 1, 2005 and for the unvested portion of awards granted prior to this date. Accordingly, prior period amounts have not been restated. The adoption of SFAS No. 123(R) resulted in an immaterial cumulative change in accounting as of the date of adoption.

The fair value for options granted during the fiscal years ended September 30, 2006, 2005 and 2004 was determined at the date of grant using a Black-Scholes valuation model and the straight-line attribution approach using the following weighted average assumptions:

                                      2006            2005            2004
                                      ----            ----            ----

Risk-free interest rate                4.4%            3.8%            3.5%
Dividend yield                         0.0%            0.0%            0.0%
Volatility factor                     75.9%           62.2%           67.9%
Weighted average expected life       5 years         4 years         4 years

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

NOTE 2.  Short-Term Borrowings
------------------------------

The Company's European based subsidiary maintains a bank overdraft facility that provides for maximum borrowings of one million Pounds Sterling ($1,870,000) and is secured by all the assets of the subsidiary. This facility expires in March 2007. During fiscal 2006 and 2005, there were no outstanding borrowings under this facility.

NOTE 3.  Accrued Warranty Obligation
------------------------------------

The Company recognizes the estimated cost associated with its standard warranty on products at the time of sale. The estimate is based on historical warranty claim cost experience. The following is a summary of the changes in the Company's accrued warranty obligation (which is included in accrued expenses) for the years ended September 30, 2006 and 2005:

Balance as of September 30, 2004                          $ 541,000
Deduct: Expenditures                                       (302,000)
Add: Provision                                              213,000
                                                          ---------
Balance as of September 30, 2005                          $ 452,000
Deduct: Expenditures                                       (268,000)
Add: Provision                                              218,000
                                                          ---------
Balance as of September 30, 2006                          $ 402,000
                                                          =========

NOTE 4.  Income Taxes
---------------------

The components of income tax expense for the fiscal years indicated are as follows:

                                        2006            2005             2004
                                        ----            ----             ----

Federal:
 Current                           $      -         $     -        $      -
 Deferred                                 -               -               -
                                   -------------    -----------    ------------
                                          -               -               -

State                                     -               8,805          12,015
Foreign                                  150,000         18,195         468,985
                                   -------------    -----------    ------------
 Total income tax expense          $     150,000    $    27,000    $    481,000
                                   =============    ===========    =============


A reconciliation of the U.S. statutory tax rate to the Company's effective tax rate follows:

                                   2006                   2005                     2004
                                   ----                   ----                     ----


                            Amount     Percent      Amount     Percent       Amount    Percent

U.S. statutory tax        (135,000)    (34.0)%   $ (972,000)    (34.0)%   $ (751,000)   (34.0)%
Increase in valuation
  allowance                423,000     106.5      1,019,000      35.6      1,408,000     63.7
Unrecognized prior year
  foreign operating
  losses                  (121,000)    (30.6)         -           -            -          -
Foreign tax rate
  difference                42,000      10.6          -           -            -          -
Permanent differences      (41,000)    (10.2)         -           -            -          -
State tax, net of
  federal benefit             -          -            6,000       0.2          8,000      0.4
Dissolution of
  subsidiary                  -          -             -          -         (192,000)    (8.7)
Other                      (18,000)     (4.5)       (26,000)     (0.9)         8,000      0.4
                       ------------    ------     ----------    ------      ---------   ------
   Effective Tax Rate  $   150,000      37.8%     $   27,000      0.9%    $  481,000     21.8%
                       ===========     ======     ==========    ======     ==========   ======


The tax effects of temporary differences that give rise to deferred tax assets and liabilities at September 30, 2006 and 2005 are presented below:

                                                     2006             2005
                                                     ----             ----

Deferred tax assets:
  Inventories                                    $   619,000       $  797,000
  Accrued compensation                               666,000          488,000
  Warranty accrual                                   147,000          166,000
  Depreciation                                       394,000          240,000
  Allowance for doubtful
    accounts receivable                              421,000          414,000
  Unearned revenue                                   378,000          268,000
  U.S. net operating loss carryforwards            2,372,000        2,621,000
  Foreign net operating loss carryforwards           300,000            -
  U.S. capital loss carryforward                      17,000            -
  Unrealized loss on derivatives                       8,000            5,000
  Other                                                1,000            1,000
                                                 -----------      -----------
    Gross deferred tax assets                      5,323,000        5,000,000

Deferred tax liabilities:
  Other                                               37,000          137,000
                                                 -----------      -----------
   Gross deferred tax liabilities                     37,000          137,000
                                                 -----------      -----------

   Total deferred tax assets and liabilities     $ 5,286,000      $ 4,863,000

   Less valuation allowance                       (5,286,000)      (4,863,000)
                                                 -----------      -----------
   Net deferred tax assets and liabilities       $     -          $     -
                                                 ===========      ===========

The Company maintains a valuation allowance against its deferred tax assets due to the uncertainty of future realization. The establishment of such valuation allowance in 2003 was determined to be appropriate due to recent operating losses and the inherent uncertainties of predicting future operating results in periods over which such net tax differences become deductible. Deferred U.S. income taxes are not provided on undistributed earnings of foreign subsidiaries as the Company presently intends to reinvest such earnings indefinitely, and any plan to repatriate any of such earnings in the future is not expected to result in a material incremental tax liability to the Company.

The Company has approximately $6.9 million of U.S. federal income tax loss carryforwards that expire in 2023 through 2026.

Pretax domestic loss amounted to approximately $(189,000), $(2,767,000) and $(3,856,000) in fiscal years 2006, 2005 and 2004, respectively. Pretax foreign income (loss) amounted to approximately $(208,000), $(91,000) and $1,646,000 in fiscal years 2006, 2005 and 2004, respectively.

NOTE 5.  Long-Term Debt
-----------------------

Long-term debt is comprised of the following at September 30, 2006 and 2005:

                                                 2006               2005
                                                 ----               ----

  U.S. bank mortgage loans                    $2,010,201         $2,266,867
  U.K. bank term loan                             54,540            140,124
  Other                                            7,424             64,177
                                              ----------         ----------
                                               2,072,165          2,471,168
  Less current maturities                        331,830            409,343
                                              ----------         ----------

                                              $1,740,335         $2,061,825
                                              ==========         ==========

In January 1998, the Company entered into an aggregate $2.9 million mortgage and term loan agreement with a bank to finance the purchase of its principal operating facility. Such agreement included a $2,512,000 ten-year mortgage loan payable in monthly installments through January 2008, with a $1,188,000 payment due at the end of the term. The mortgage loan bears interest at the bank's prime rate minus 1.35% (6.90% and 5.40% at September 30, 2006 and 2005, respectively) and is secured by all the assets of the Company. At the same time, the Company entered into interest rate swap agreements with the same bank at the time to effectively convert the foregoing floating rate long-term loans to fixed rate loans. Subsequently, such bank sold its local operations, including the Company's loans, to another bank while retaining the Company's interest rate swap agreements. These agreements effectively fixed the Company's interest rate on its $2,512,000 mortgage loan at 7.79%. The interest rate swap agreement matures in the same amounts and over the same periods as the related mortgage loan.

In October 1999, the Company entered into a $1.2 million mortgage loan agreement with its bank to finance the expansion of its principal operating facility. The loan is payable in equal monthly principal installments through January 2008, with a $460,000 payment due at the end of the term. The loan bears interest at the bank's prime rate minus 160 basis points (6.65% and 5.15% at September 30, 2006 and 2005, respectively) or, at the Company's option, LIBOR plus 100 basis points (6.37% and 5.06% at September 30, 2006 and 2005, respectively).

In April 1997, the Company's Europe based subsidiary entered into a ten-year 500,000 pound sterling (approximately $935,000) bank term loan. The term loan is payable in equal monthly installments with interest at a fixed rate of 9%. The loan is secured by a first mortgage on the subsidiary's property and contains restrictive covenants that, among other things, require the subsidiary to maintain certain levels of net worth, earnings and debt service coverage.

Current and long-term debt maturing in each of the fiscal years subsequent to September 30, 2006 approximates $332,000 in 2007 and $1,740,000 in 2008.

NOTE 6.  Other Comprehensive Income
-----------------------------------

The accumulated other comprehensive income balances at September 30, 2006 and 2005 consisted of the following:


                                                      2006           2005
                                                   ----------    -----------
Foreign currency translation adjustment            $ 998,132      $ 572,846
Unrealized loss on derivatives                       (21,841)       (13,750)
Unrealized loss on securities                         (2,676)        (2,051)
                                                   ----------    -----------
Accumulated other comprehensive income             $ 973,615      $ 557,045
                                                  ===========    ===========

NOTE 7.  Segment and Geographic Information
-------------------------------------------

The Company operates in one business segment which encompasses the design, manufacture, assembly and marketing of video systems and system components for the electronic protection segment of the security industry. Its U.S. based operations consist of Vicon Industries, Inc., the Company's corporate headquarters and principal operating entity. Its Europe-based operations consist of Vicon Industries Limited and its Videotronic subsidiary, which market and distribute the Company's products principally within Europe and the Middle East.

Net sales and long-lived assets related to operations in the United States and other foreign countries for the fiscal years ended September 30, 2006, 2005, and 2004 are as follows:


                                       2006             2005            2004
                                       ----             ----            ----
Net sales
 U.S.                              $35,358,000      $36,035,000     $36,530,000
 Foreign                            20,921,000       20,021,000      17,003,000
                                    ----------      -----------     -----------
   Total                           $56,279,000      $56,056,000     $53,533,000

Long-lived assets
 U.S.                              $ 4,518,000      $ 4,710,000     $ 5,059,000
 Foreign                             1,711,000        1,906,000       2,031,000
                                    ----------      -----------     -----------
   Total                           $ 6,229,000      $ 6,616,000     $ 7,090,000

U.S. sales include $5,040,000, $6,969,000 and $5,310,000 for export in fiscal years 2006, 2005, and 2004, respectively. Foreign sales principally represent sales from the Company's Europe based subsidiaries.

NOTE 8.  Stock Option Plans
---------------------------

The Company maintains stock option plans which include both incentive and non-qualified options covering a total of 616,881 shares of common stock reserved for issuance to key employees, including officers and directors, as of September 30, 2006. All options are issued at fair market value at the grant date and are exercisable in varying installments according to the plans. The plans allow for the payment of option exercises through the surrender of previously owned mature shares based on the fair market value of such shares at the date of surrender. There were 73,933 shares available for grant at September 30, 2006.

Changes in outstanding stock options for the three years ended September 30, 2006 are as follows:

                                                        Weighted
                                                         Average
                                             Weighted   Remaining
                                   Number    Average   Contractual  Aggregate
                                     of      Exercise     Term      Intrinsic
                                   Options    Price    (in years)     Value
                                   -------    -----    ----------     -----

Balance at September 30, 2003      562,537    $3.34
Options granted                     35,000    $5.40
Options exercised                  (16,470)   $2.34
Options forfeited                  (25,747)   $3.33
----------------------------------------------------------
Balance at September 30, 2004      555,320    $3.50
Options granted                     86,000    $3.00
Options exercised                   (8,355)   $2.65
Options forfeited                  (50,224)   $4.58
----------------------------------------------------------
Balance at September 30, 2005      582,741    $3.35
Options granted                     39,975    $3.17
Options exercised                   (3,500)   $2.20
Options forfeited                  (73,933)   $3.79
----------------------------------------------------------
Balance at September 30, 2006      545,283    $3.28         2.6     $150,544
Exercisable at September 30, 2006  332,927    $3.32         2.0     $100,387

The weighted-average grant date fair value of options granted during the years ended September 30, 2006, 2005 and 2004 was $2.05, $1.52 and $2.90,
respectively. The total intrinsic value of options exercised during the years ended September 30, 2006, 2005 and 2004 was $3,150, $12,475 and $50,265,
respectively.

A summary of the status of the Company's nonvested shares as of September 30, 2006 and changes during the year is as follows:

                                                             Weighted-Average
                                                                 Grant-Date
Nonvested Shares                        Shares                   Fair Value
----------------                        ------                   ----------

Nonvested at October 1, 2005            294,253                     $1.79
Granted                                  39,975                     $2.05
Vested                                  (88,372)                    $1.79
Forfeited                               (33,500)                    $2.40
                                        -------                     -------
Nonvested at September 30, 2006         212,356                     $1.74

As of September 30, 2006, there was $205,678 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of shares vested during the years ended September 30, 2006, 2005 and 2004 was $158,299, $252,062 and $178,965, respectively.

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

NOTE 10.  Earnings (Loss) Per Share
-----------------------------------

The following table provides the components of the basic and diluted loss per share (EPS) computations:

                                       2006            2005           2004
                                       ----            ----           ----
Basic and Diluted EPS Computation

Net loss                           $  (546,555)    $(2,884,621)   $(2,690,594)
Weighted average shares
  outstanding                        4,571,905       4,566,621      4,597,961

Basic and diluted loss per share   $      (.12)     $     (.63)    $     (.59)
                                   ============     ===========    ===========

In 2006, 2005 and 2004, 103,218, 148,645 and 238,717 shares, respectively,  have been omitted from the calculation of diluted EPS as their effect would have been antidilutive.

NOTE 11.  Commitments and Contingencies
---------------------------------------

The Company leases vehicles and occupies certain facilities under operating leases that expire at various dates through 2009. The leases, which cover periods from three to eight years, generally provide for renewal options at specified rental amounts. The aggregate operating lease commitment at September 30, 2006 was $517,000 with minimum rentals for the fiscal years shown as follows: 2007 - $379,000; 2008 - $119,000; and 2009 - $19,000.

The Company is a party to employment agreements with certain of its officers that provide for, among other things, the payment of compensation if there is a change in control without Board of Director approval (as defined in the agreements). The contingent liability under such change in control provisions at September 30, 2006 was approximately $2.0 million. Certain of the Company's employment agreements with its officers provide for a severance benefit upon certain occurrences or at a specified date of retirement, absent a change in control, aggregating $2.1 million at September 30, 2006. The Company is amortizing such obligation to expense on the straight-line method through the specified dates of retirement. Such expense amounted to approximately $93,000 and $289,000 in fiscal 2006 and 2005, respectively.

The Company has agreements with certain of its officers to provide a deferred compensation benefit in the form of 103,898 shares of common stock currently held by the Company in treasury. Such shares vest upon retirement or, in the case of 70,647 shares, the expiration of one officer's employment agreement in September 2006. All shares vest earlier under certain occurrences including death, involuntary termination or a change in control of the Company. The market value of such shares approximated $630,000 at the dates of grant, which is being amortized on the straight-line method through the specified dates of retirement or over the term of the employment agreement.

NOTE 12.  Litigation
--------------------

The Company is one of several defendants in a patent infringement suit commenced by Lectrolarm Custom Systems, Inc. in May 2003 in the United States District Court for the Western District of Tennessee. The alleged infringement by the Company relates to its camera dome systems and other products that represent significant sales to the Company. Among other things, the suit seeks past and enhanced damages, injunctive relief and attorney's fees. In January 2006, the Company received the plaintiff's claim for past damages through December 31, 2005 that approximated $11.7 million plus pre-judgment interest. The Company and its outside patent counsel believe that the complaint against the Company is without merit. The Company is vigorously defending itself and is a party to a joint defense with certain other named defendants. The Company is unable to reasonably estimate a range of possible loss, if any, at this time. Although the Company believes that it has meritorious defenses to such claims, there is a possibility that an unfavorable outcome could ultimately occur that could result in a liability that is material to the Company's results of operations and financial position. The Company has held discussions with the plaintiff in the interest of settling the case. However, there can be no assurance that any settlement can be reached.

In connection with this suit, the Company petitioned the U.S. Patent and Trademark Office (USPTO) for reexamination of the plaintiff's patent. In April 2006, the USPTO issued a non-final office action rejecting all of the plaintiff's patent claims asserted against the Company citing the existence of prior art of the Company and another defendant. The plaintiff has appealed the USPTO ruling and has additional appeals available to them in the USPTO and, thereafter, in the Court of Appeals for the Federal Circuit. On June 30, 2006, the Federal District Court granted the defendants' motion for continuance (delay) of the trial, pending the outcome of the USPTO's reexamination office proceedings.

In the normal course of business, the Company is a party to certain other claims and litigation. Management believes that the settlement of such claims and litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations.

NOTE 13.  Related Party Transactions
------------------------------------

As of September 30, 2006, CBC Co., Ltd. and affiliates ("CBC") owned approximately 11.9% of the Company's outstanding common stock. The Company, which has been conducting business with CBC for approximately twenty-seven years, imports certain finished products and components through CBC and also sells its products to CBC. The Company purchased approximately $404,000, $566,000 and $651,000 of products and components from CBC in fiscal years 2006, 2005, and 2004, respectively, and the Company sold $205,000, $362,000 and $712,000 of products to CBC for distribution in fiscal years 2006, 2005, and 2004, respectively. At September 30, 2006 and 2005, the Company owed $11,000 and $37,000, respectively, to CBC and CBC owed $5,000 and $32,000, respectively, to the Company resulting from purchases of products.

Note 14:  Asset Purchase
------------------------

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

Note 15:  Recent Accounting Pronouncements
------------------------------------------

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will have a material impact on its consolidated financial position, results of operations or cash flows.


In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of SFAS 157 will have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year
Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years beginning after November 15, 2006. The Company does not expect that the adoption of SAB 108 will have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE 16.  Quarterly Financial Data (unaudited)
----------------------------------------------

                                                             Earnings (Loss)
                                                   Net          Per Share
  Quarter          Net            Gross          Income      ---------------
   Ended          Sales           Profit         (Loss)      Basic   Diluted
   -----          -----           ------         ------      -----   -------

Fiscal 2006
-----------
December       $14,259,000      $5,636,000    $   147,000    $  .03    $  .03
March           12,223,000       4,578,000       (848,000)     (.19)     (.19)
June            14,675,000       5,914,000         37,000       .01       .01
September       15,122,000       5,966,000        117,000       .03       .03
               -----------     -----------    -----------    ------    ------
 Total         $56,279,000     $22,094,000    $  (547,000)   $ (.12)   $ (.12)
               ===========     ===========    ===========    ======    ======


Fiscal 2005
-----------
December       $15,582,000      $5,868,000    $  (740,000)   $ (.16)   $ (.16)
March           12,802,000       4,708,000     (1,169,000)     (.26)     (.26)
June            13,991,000       5,319,000       (548,000)     (.12)     (.12)
September       13,681,000       5,101,000       (428,000)     (.09)     (.09)
               -----------     -----------    -----------    ------    ------
 Total         $56,056,000     $20,996,000    $(2,885,000)   $ (.63)   $ (.63)
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

                                  SCHEDULE II

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                 Years ended September 30, 2006, 2005, and 2004



                            Balance at   Charged to               Balance
                            beginning    costs and                at end
     Description            of period    expenses    Deductions   of period
     -----------            ---------    --------    ----------   ---------

Allowance for uncollectible
  accounts:


September 30, 2006          $1,297,000    $ 48,000    $ 20,000   $1,325,000
                            ==========    ========    ========   ==========

September 30, 2005          $1,162,000    $198,000    $ 63,000   $1,297,000
                            ==========    ========    ========   ==========

September 30, 2004          $1,135,000    $192,000    $165,000   $1,162,000
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

December 29, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

VICON INDUSTRIES, INC.


/s/ Kenneth M. Darby                                   December 29, 2006
---------------------                                  ---------------------
Kenneth M. Darby          Chairman and CEO             Date

/s/ Clifton H.W. Maloney                               December 29, 2006
------------------------                               ---------------------
Clifton H.W. Maloney      Director                     Date

/s/ Peter F. Neumann                                   December 29, 2006
---------------------                                  ---------------------
Peter F. Neumann          Director                     Date

/s/ W. Gregory Robertson                               December 29, 2006
------------------------                               ---------------------
W. Gregory Robertson      Director                     Date

/s/ Arthur D. Roche                                    December 29, 2006
---------------------                                  ---------------------
Arthur D. Roche           Director                     Date