Form 10-Q
period 2006-12-31
VICON INDUSTRIES INC /NY/
filed 2007-02-13
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


QUARTERLY  REPORT UNDER  SECTION 13 or 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934


For Quarter Ended  December 31, 2006               Commission File No.  1-7939
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

Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer  X
                                                                        ------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes            No    X
                                   -------       -------


At December 31, 2006, the registrant had outstanding 4,660,711 shares of Common Stock, $.01 par value.

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

                                                 Three Months Ended
                                                 ------------------

                                           12/31/06               12/31/05
                                           --------               --------

Net sales                                $17,883,234            $14,258,950
Cost of sales                             10,681,773              8,622,831
                                         -----------            -----------
    Gross profit                           7,201,461              5,636,119

Operating expenses:
  Selling, general and
    administrative expense                 4,816,359              4,421,732
  Engineering & development expense        1,239,261              1,061,116
                                         -----------            -----------
                                           6,055,620              5,482,848

    Operating income                       1,145,841                153,271

Interest expense                              38,790                 42,794
Interest and other income                   (111,156)               (41,719)
                                         -----------            -----------

    Income before income taxes             1,218,207                152,196

Income tax expense                           103,000                  5,000
                                         -----------            -----------

    Net income                           $ 1,115,207            $   147,196
                                         ===========            ===========



Basic and diluted earnings per share     $       .24            $       .03
                                         ===========            ===========


Shares used in computing earnings per share:

            Basic                          4,615,704              4,569,584
            Diluted                        4,711,015              4,663,330



See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

ASSETS                                              12/31/06        9/30/06
------                                              --------        -------
                                                  (Unaudited)
CURRENT ASSETS
--------------
Cash and cash equivalents                         $ 4,469,286     $ 5,639,334
Marketable securities                                 128,260         126,697
Accounts receivable, net                           12,523,363      11,269,529
Inventories:
  Parts, components, and materials                  2,767,980       2,809,152
  Work-in-process                                   2,603,501       2,347,354
  Finished products                                 7,291,182       6,812,732
                                                  -----------     -----------
                                                   12,662,663      11,969,238
Prepaid expenses and other current assets             599,523         484,713
                                                  -----------     -----------
   TOTAL CURRENT ASSETS                            30,383,095      29,489,511

Property, plant and equipment                      13,288,153      13,050,211
Less accumulated depreciation and amortization     (7,095,452)     (6,821,126)
                                                 ------------     -----------
                                                    6,192,701       6,229,085
Other assets                                          149,292         236,521
                                                  -----------     -----------
   TOTAL ASSETS                                   $36,725,088     $35,955,117
                                                  ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
-------------------
Current maturities of long-term debt              $   315,109     $   331,830
Accounts payable                                    3,627,530       4,162,263
Accrued compensation and employee benefits          1,952,389       2,427,525
Accrued expenses                                    1,529,107       1,429,566
Unearned revenue                                      915,524         806,142
Income taxes payable                                  264,889         151,323
                                                  -----------     -----------
   TOTAL CURRENT LIABILITIES                        8,604,548       9,308,649

Long-term debt                                      1,671,494       1,740,335
Unearned revenue                                      422,065         457,474
Other long-term liabilities                           523,279         429,818

SHAREHOLDERS' EQUITY
--------------------
Common stock, par value $.01                           48,885          48,609
Additional paid in capital                         22,211,567      22,562,126
Retained earnings                                   2,849,697       1,734,490
                                                  -----------     -----------
                                                   25,110,149      24,345,225
Less treasury stock, at cost                         (865,937)     (1,299,999)
Accumulated other comprehensive income              1,259,490         973,615
                                                  -----------     -----------
   TOTAL SHAREHOLDERS' EQUITY                      25,503,702      24,018,841
                                                  -----------     -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $36,725,088     $35,955,117
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


                                                         Three Months Ended
                                                         ------------------

                                                      12/31/06       12/31/05
                                                      --------       --------
Cash flows from operating activities:
  Net income                                       $ 1,115,207    $   147,196
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                      232,991        236,734
    Amortization of deferred compensation                2,675          2,301
    Stock compensation expense                          45,129         21,838
  Change in assets and liabilities:
      Accounts receivable, net                        (982,138)       (23,034)
      Inventories                                     (559,006)      (970,828)
      Prepaid expenses and other current assets       (100,323)       (92,930)
      Other assets                                      90,170         36,439
      Accounts payable                                (589,083)     1,136,819
      Accrued compensation and employee benefits      (489,817)        33,176
      Accrued expenses                                  85,958         38,598
      Unearned revenue                                  73,972        (58,587)
      Income taxes payable                             102,855          5,049
      Other liabilities                                 31,448         21,755
                                                   ------------   -----------
       Net cash provided by (used in)
         operating activities                         (939,962)       534,526

Cash flows from investing activities:
  Capital expenditures                                (130,480)      (188,907)
  Net increase in marketable securities                 (1,502)        (1,289)
                                                   ------------   -----------
       Net cash used in investing activities          (131,982)      (190,196)

Cash flows from financing activities:
  Repayments of long-term debt                         (87,620)      (145,678)
  Proceeds from exercise of stock options               35,975           -
                                                   ------------   -----------
       Net cash used in financing activities           (51,645)      (145,678)
                                                   ------------   -----------
Effect of exchange rate changes on cash                (46,459)       (29,093)
                                                   ------------   -----------

Net increase (decrease) in cash                     (1,170,048)       169,559
Cash at beginning of year                            5,639,334      5,818,178
                                                   ------------   -----------
Cash at end of period                              $ 4,469,286    $ 5,987,737
                                                   ============   ===========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------
                                December 31, 2006
                                -----------------


Note 1:  Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2006. Certain prior year amounts have been reclassified to conform to the current period presentation.

Note 2:  Marketable Securities
------------------------------

Marketable securities consist of mutual fund investments in U.S. government debt securities. Such securities are stated at market value and are classified as available-for-sale under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, with unrealized gains and losses reported in other comprehensive income as a component of shareholders' equity. The cost of such securities at December 31, 2006 was $130,876, with $2,616 of cumulative unrealized losses reported at December 31, 2006.

Note 3:  Accounts Receivable
----------------------------

Accounts receivable is stated net of an allowance for uncollectible accounts of $1,030,000 and $1,325,000 as of December 31, 2006 and September 30, 2006,
respectively.

Note 4:  Earnings per Share
---------------------------

Basic earnings (loss) per share (EPS) is computed based on the weighted average number of common shares outstanding for the period. Diluted EPS reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options and under deferred compensation agreements.

The following table provides the components of the basic and diluted EPS computations for the three month periods ended December 31, 2006 and 2005:

                                                        Three Months
                                                     Ended December 31,
                                                     ------------------
                                                    2006            2005
                                                 ----------       --------
Basic EPS Computation
---------------------
Net income..................................    $ 1,115,207     $   147,196
Weighted average shares outstanding.........      4,615,704       4,569,584
Basic earnings per share....................    $       .24     $       .03
                                                ============    ===========

                                                        Three Months
                                                     Ended December 31,
                                                     ------------------
                                                    2006             2005
                                                 ----------       ---------
Diluted EPS Computation
Net income..................................    $ 1,115,207     $   147,196

  Weighted average shares outstanding.......      4,615,704       4,569,584
  Stock options.............................         47,389          18,258
  Stock compensation arrangements...........         47,922          75,488
                                                  ---------     -----------

Diluted shares outstanding..................      4,711,015       4,663,330

Diluted earnings per share..................    $       .24     $       .03
                                                ===========     ===========

The diluted weighted average shares outstanding do not include the antidilutive impact of 267,008 and 424,916 options for the three month periods ended December 31, 2006 and 2005, respectively, because the exercise price of the stock options exceeded the average market value of the stock in the periods presented.

Note 5:   Comprehensive Income (Loss)
-------------------------------------

The Company's total comprehensive income (loss) for the three month periods ended December 31, 2006 and 2005 was as follows:

                                                           Three Months
                                                        Ended December 31,
                                                        ------------------
                                                        2006           2005
                                                     ----------     ---------

Net income                                         $ 1,115,207   $   147,196
Other comprehensive income (loss), net of tax:
  Decrease (increase) in unrealized loss
    on securities                                           60          (172)
  Unrealized loss on derivatives                       (62,013)      (14,503)
  Foreign currency translation adjustment              347,828      (211,152)
                                                   ------------  ------------
Comprehensive income (loss)                        $ 1,401,082   $   (78,631)
                                                   ============  ============


The accumulated other comprehensive income balances at December 31, 2006 and September 30, 2006 consisted of the following:

                                                  December 31,   September 30,
                                                      2006           2006
                                                  ------------   ------------
Foreign currency translation adjustment           $1,345,960      $ 998,132
Unrealized loss on derivatives                       (83,854)       (21,841)
Unrealized loss on securities                         (2,616)        (2,676)
                                                  -----------     -----------
Accumulated other comprehensive income            $1,259,490      $ 973,615
                                                  ===========     ===========

Note 6:   Derivative Instruments
--------------------------------

At December 31, 2006, the Company had interest rate swaps and forward exchange contracts outstanding with notional amounts aggregating $1.4 million and $1.8 million, respectively, whose aggregate fair value was a liability of approximately $84,000. The change in the amount of the liability for these instruments is shown as a component of accumulated other comprehensive income.

Note 7:   Stock-Based Compensation
----------------------------------

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

Effective October 1, 2005, the Company adopted SFAS No. 123(R), "Share-Based Payment", which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period. For the three-month periods ended December 31, 2006 and 2005, the Company recorded non-cash compensation expense of $45,129 and $21,838, respectively, ($.01 and $.005 per basic and diluted share, respectively) relating to stock options. The Company elected to utilize the modified-prospective application method, whereby compensation expense is recorded for all awards granted after October 1, 2005 and for the unvested portion of awards granted prior to this date. Accordingly, prior period amounts were not restated. The adoption of SFAS No. 123(R) resulted in an immaterial cumulative change in accounting as of the date of adoption.

Note 8:   Litigation
--------------------

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

In January 2005, the Company petitioned the U.S. Patent and Trademark Office (USPTO) to reexamine the plaintiff's patent, believing it to be invalid. In April 2006, the USPTO issued a non-final office action rejecting all of the plaintiff's patent claims asserted against the Company citing the existence of prior art of the Company and another defendant. The plaintiff has appealed the USPTO ruling and has additional appeals available to it in the USPTO and, thereafter, in the Court of Appeals for the Federal Circuit. On June 30, 2006, the Federal District Court granted the defendants' motion for continuance (delay) of the trial, pending the outcome of the USPTO's reexamination proceedings.

In the normal course of business, the Company is a party to certain other claims and litigation. Management believes that the settlement of such claims and litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations.

Note 9:  Recent Accounting Pronouncements
-----------------------------------------

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

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------


Results of Operations
---------------------
Three Months Ended December 31, 2006 Compared with December 31, 2005
--------------------------------------------------------------------


Net sales for the quarter ended December 31, 2006 increased 25% to $17.9 million compared with $14.3 million in the year ago period. Domestic sales increased 32% to $9.7 million compared with $7.4 million in the year ago period. International sales for the quarter increased 19% to $8.2 million compared with $6.9 million in the year ago period. The backlog of unfilled orders was $6.9 million at December 31, 2006 compared with $7.2 million at September 30, 2006.

Gross profit margins for the first quarter of fiscal 2007 increased to 40.3% compared with 39.5% in the year ago period due principally to the benefit of fixed production overhead on increased sales.

Total operating expenses for the first quarter of fiscal 2007 increased to $6.1 million compared with $5.5 million in the year ago quarter principally as a result of increases in sales related costs, engineering and development expense and profit related bonus provisions. In addition, the Company continued to invest in new product development in the current quarter, incurring $1.2 million of engineering and development expenses compared with $1.1 million in the year ago period.

The Company generated operating income of $1.1 million in the first quarter of fiscal 2007 compared with operating income of $153,000 in the year ago period.

Interest expense decreased to $39,000 for the first quarter of fiscal 2007 compared with $43,000 in the year ago period principally as a result of the paydown of bank borrowings offset, in part, by the effect of increased interest rates during the current quarter. Interest and other income increased to $111,000 for the first quarter of fiscal 2007 compared with $42,000 in the year ago period. The increase was principally the result of a $72,000 gain from life insurance proceeds on the death of a retired executive.

Income tax expense for the first quarter of fiscal 2007 increased to $103,000 compared with $5,000 in the year ago period relating principally to results reported by the Company's European operations. No U.S. tax provision was recognized in the current quarter as the Company is utilizing the benefit of previously reserved and unrecognized net operating loss carryforwards. The Company continues to provide a full valuation allowance against its deferred tax assets until such time that it can achieve a sustained level of profitability.

As a result of the foregoing, the Company reported net income of $1.1 million for the first quarter of fiscal 2007 compared with net income of $147,000 in the year ago period.

Liquidity and Capital Resources
-------------------------------

Net cash used in operating activities was $940,000 for the first quarter of fiscal 2007. The $1.1 million of net income and $281,000 of non-cash charges for the quarter were fully offset by increases in accounts receivable and inventories of $982,000 and $559,000, respectively. Both inventories and accounts receivable increased as a result of higher sales. The Company further experienced decreases in accounts payable and accrued compensation of $589,000 and $490,000, respectively. Net cash used in investing activities was $132,000 for the first quarter of fiscal 2007 due principally to $130,000 of general capital expenditures. Net cash used in financing activities was $52,000, which consisted of $88,000 of scheduled repayments of bank mortgage loans, offset in part by $36,000 of proceeds received from exercise of stock options. As a result of the foregoing, cash decreased by $1.2 million for the first quarter of fiscal 2007 after the effect of exchange rate changes on the cash position of the Company.

The Company's European based subsidiary maintains a bank overdraft facility that provides for maximum borrowings of one million Pounds Sterling (approximately $1,960,000) to support its local working capital requirements. This facility expires in March 2007. At December 31, 2006 and September 30, 2006, there were no outstanding borrowings under this facility.

The following is a summary of the Company's long-term debt and material lease obligations as of December 31, 2006:

 Payments Due              Debt              Lease
  By Period             Repayments        Commitments        Total
----------------        ----------        -----------        -----
Less than 1 year       $  315,000          $346,000       $  661,000
1-3 years               1,672,000            87,000        1,759,000
3-5 years                   -                  -                -
  Total                $1,987,000          $433,000       $2,420,000

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

In January 2005, the Company petitioned the U.S. Patent and Trademark Office (USPTO) to reexamine the plaintiff's patent, believing it to be invalid. In April 2006, the USPTO issued a non-final office action rejecting all of the plaintiff's patent claims asserted against the Company citing the existence of prior art of the Company and another defendant. The plaintiff has appealed the USPTO ruling and has additional appeals available to it in the USPTO and, thereafter, in the Court of Appeals for the Federal Circuit. On June 30, 2006, the Federal District Court granted the defendants' motion for continuance (delay) of the trial, pending the outcome of the USPTO's reexamination proceedings.

Critical Accounting Policies
----------------------------

The Company's significant accounting policies are fully described in Note 1 to the Company's consolidated financial statements included in its September 30, 2006 Annual Report on Form 10-K. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

At December 31, 2006, the Company had $1.4 million of outstanding floating rate bank debt which was covered by an interest rate swap agreement that effectively converts the foregoing floating rate debt to a stated fixed rate (see "Note 5. Long-Term Debt" to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2006). Thus, the Company has substantially no net interest rate exposures on these instruments. However, the Company had approximately $568,000 of floating rate bank debt that is subject to interest rate risk as it was not covered by interest rate swap agreements. The Company does not believe that a 10% fluctuation in interest rates would have a material effect on its consolidated financial position and results of operations.

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

Changes in Internal Controls
----------------------------

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

In January 2005, the Company petitioned the U.S. Patent and Trademark Office (USPTO) to reexamine the plaintiff's patent, believing it to be invalid. In April 2006, the USPTO issued a non-final office action rejecting all of the plaintiff's patent claims asserted against the Company citing the existence of prior art of the Company and another defendant. The plaintiff has appealed the USPTO ruling and has additional appeals available to it in the USPTO and, thereafter, in the Court of Appeals for the Federal Circuit. On June 30, 2006, the Federal District Court granted the defendants' motion for continuance (delay) of the trial, pending the outcome of the USPTO's reexamination proceedings.

ITEM 1A - RISK FACTORS
----------------------

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

ITEM 2 - CHANGES IN SECURITIES,  USE OF PROCEEDS AND ISSUER  PURCHASES OF EQUITY
--------------------------------------------------------------------------------
SECURITIES
----------

On April 26, 2001, the Company announced that its Board of Directors authorized the repurchase of up to $1 million of shares of the Company's common stock, which represented approximately 9.8% of shares outstanding on the announcement date. The Company did not repurchase any of its common stock during the three month period ended December 31, 2006.

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



February 13, 2007




/s/ Kenneth M. Darby                       /s/ John M. Badke
--------------------                       --------------------
Kenneth M. Darby                           John M. Badke
Chairman and                               Senior Vice President, Finance
Chief Executive Officer                    Chief Financial Officer