Form 10-Q
period 2007-03-31
VICON INDUSTRIES INC /NY/
filed 2007-05-15
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


QUARTERLY  REPORT UNDER  SECTION 13 or 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934


For Quarter Ended  March 31, 2007                  Commission File No.  1-7939
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


At March 31, 2007, the registrant had outstanding 4,756,876 shares of Common Stock, $.01 par value.

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                 Three Months Ended
                                                 ------------------

                                           3/31/07                3/31/06
                                           -------                -------

Net sales                                $16,891,998            $12,222,705
Cost of sales                              9,743,660              7,645,143
                                         -----------            -----------
    Gross profit                           7,148,338              4,577,562

Operating expenses:
  Selling, general and
    administrative expense                 4,989,225              4,317,117
  Engineering & development expense        1,265,955              1,100,053
                                         -----------            -----------
                                           6,255,180              5,417,170

    Operating income (loss)                  893,158               (839,608)

Interest expense                              34,461                 40,964
Interest and other income                    (40,727)               (28,018)
                                         -----------            -----------

    Income (loss) before income taxes        899,424               (852,554)

Income tax expense (benefit)                  97,000                 (5,000)
                                         -----------            -----------

    Net income (loss)                    $   802,424            $  (847,554)
                                         ===========            ===========


Earnings (loss) per share:

    Basic                                $       .17            $      (.19)
                                         ===========            ===========

    Diluted                              $       .16            $      (.19)
                                         ===========            ===========


Shares used in computing earnings (loss) per share:

            Basic                          4,698,402              4,571,878
            Diluted                        4,945,012              4,571,878




See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                   Six Months Ended
                                                   ----------------

                                            3/31/07                3/31/06
                                            -------                -------

Net sales                                $34,775,232            $26,481,655
Cost of sales                             20,425,433             16,267,974
                                         -----------            -----------
    Gross profit                          14,349,799             10,213,681

Operating expenses:
  Selling, general and
    administrative expense                 9,805,584              8,738,849
  Engineering & development expense        2,505,216              2,161,169
                                         -----------            -----------
                                          12,310,800             10,900,018

    Operating income (loss)                2,038,999               (686,337)

Interest expense                              73,251                 83,758
Interest and other income                   (151,883)               (69,737)
                                         -----------            -----------

    Income (loss) before income taxes      2,117,631               (700,358)

Income tax expense                           200,000                   -
                                         -----------            -----------

    Net income (loss)                    $ 1,917,631            $  (700,358)
                                         ===========            ===========



Earnings (loss) per share:

    Basic                                $       .41            $      (.15)
                                         ===========            ===========

    Diluted                              $       .40            $      (.15)
                                         ===========            ===========


Shares used in computing earnings (loss) per share:

            Basic                          4,656,599              4,570,719
            Diluted                        4,827,559              4,570,719





See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

ASSETS                                              3/31/07         9/30/06
------                                              -------         -------
                                                  (Unaudited)
CURRENT ASSETS
--------------
Cash and cash equivalents                         $ 6,080,446     $ 5,639,334
Marketable securities                                 130,123         126,697
Accounts receivable, net                           10,587,403      11,269,529
Inventories:
  Parts, components, and materials                  3,300,790       2,809,152
  Work-in-process                                   2,971,538       2,347,354
  Finished products                                 7,970,369       6,812,732
                                                  -----------     -----------
                                                   14,242,697      11,969,238
Prepaid expenses and other current assets             626,065         484,713
                                                  -----------     -----------
   TOTAL CURRENT ASSETS                            31,666,734      29,489,511

Property, plant and equipment                      13,337,636      13,050,211
Less accumulated depreciation and amortization     (7,325,648)     (6,821,126)
                                                 ------------     -----------
                                                    6,011,988       6,229,085
Other assets                                          165,060         236,521
                                                  -----------     -----------
   TOTAL ASSETS                                   $37,843,782     $35,955,117
                                                  ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
-------------------
Current maturities of long-term debt              $ 1,894,162     $   331,830
Accounts payable                                    3,389,902       4,162,263
Accrued compensation and employee benefits          2,209,180       2,427,525
Accrued expenses                                    1,658,368       1,429,566
Unearned revenue                                      826,026         806,142
Income taxes payable                                  362,977         151,323
                                                  -----------     -----------
   TOTAL CURRENT LIABILITIES                       10,340,615       9,308,649

Long-term debt                                           -          1,740,335
Unearned revenue                                      480,054         457,474
Other long-term liabilities                           492,282         429,818

SHAREHOLDERS' EQUITY
--------------------
Common stock, par value $.01                           50,199          48,609
Additional paid in capital                         22,673,407      22,562,126
Retained earnings                                   3,652,121       1,734,490
                                                  -----------     -----------
                                                   26,375,727      24,345,225
Less treasury stock, at cost                       (1,139,728)     (1,299,999)
Accumulated other comprehensive income              1,294,832         973,615
                                                  -----------     -----------
   TOTAL SHAREHOLDERS' EQUITY                      26,530,831      24,018,841
                                                  -----------     -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $37,843,782     $35,955,117
                                                  ===========     ===========



See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)
                                   -----------


                                                        Six Months Ended
                                                        ----------------

                                                      3/31/07         3/31/06
                                                      -------         -------
Cash flows from operating activities:
  Net income (loss)                                $ 1,917,631    $  (700,358)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in)
   operating activities:
    Depreciation and amortization                      459,591        458,511
    Amortization of deferred compensation                5,292          4,913
    Stock compensation expense                          89,974         65,360
  Change in assets and liabilities:
      Accounts receivable, net                         950,277      1,310,518
      Inventories                                   (2,122,276)    (2,374,340)
      Prepaid expenses and other current assets       (126,208)      (118,233)
      Other assets                                      74,534         37,293
      Accounts payable                                (832,561)       238,811
      Accrued compensation and employee benefits      (234,625)      (183,783)
      Accrued expenses                                 213,077         18,888
      Unearned revenue                                  42,464            819
      Income taxes payable                             200,048           -
      Other liabilities                                 56,721         45,161
                                                   ------------   -----------
       Net cash provided by (used in)
         operating activities                          693,939     (1,196,440)

Cash flows from investing activities:
  Capital expenditures                                (174,115)      (332,960)
  Net increase in marketable securities                 (3,053)        (2,626)
                                                   ------------   -----------
       Net cash used in investing activities          (177,168)      (335,586)

Cash flows from financing activities:
  Repayments of long-term debt                        (180,015)      (231,462)
  Proceeds from exercise of stock options              177,877          7,700
                                                   ------------   -----------
       Net cash used in financing activities            (2,138)      (223,762)
                                                   ------------   -----------
Effect of exchange rate changes on cash                (73,521)        63,190
                                                   ------------   -----------

Net increase (decrease) in cash                        441,112     (1,692,598)
Cash at beginning of year                            5,639,334      5,818,178
                                                   ------------   ------------
Cash at end of period                              $ 6,080,446    $ 4,125,580
                                                   ============   ===========




See Accompanying Notes to Condensed Consolidated Financial Statements.

                     VICON INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------
                                 March 31, 2007
                                 --------------


Note 1:  Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2006. Certain prior year amounts have been reclassified to conform to the current period presentation.

Note 2:  Marketable Securities
------------------------------

Marketable securities consist of mutual fund investments in U.S. government debt securities. Such securities are stated at market value and are classified as available-for-sale under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, with unrealized gains and losses reported in other comprehensive income as a component of shareholders' equity. The cost of such securities at March 31, 2007 was $132,426, with $2,303 of cumulative unrealized losses reported at March 31, 2007.

Note 3:  Accounts Receivable
----------------------------

Accounts receivable is stated net of an allowance for uncollectible accounts of $1,068,000 and $1,325,000 as of March 31, 2007 and September 30, 2006,
respectively.

Note 4:  Earnings per Share
---------------------------

Basic earnings (loss) per share (EPS) is computed based on the weighted average number of common shares outstanding for the period. Diluted EPS reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options and under deferred compensation agreements.

The following tables provide the components of the basic and diluted EPS computations for the three and six month periods ended March 31, 2007 and 2006:

                                  Three Months                Six Months
                                 Ended March 31,            Ended March 31,
                                 ---------------            ---------------
Basic EPS Computation           2007         2006         2007          2006
---------------------           ----         ----         ----          ----
Net income (loss).......... $   802,424   $ (847,554)  $1,917,631  $ (700,358)
Weighted average
  shares outstanding.......   4,698,402    4,571,878    4,656,599   4,570,719
Basic earnings (loss)
  per share................ $       .17   $     (.19)  $      .41  $     (.15)
                            ============  ===========  ==========  ===========

                                  Three Months                Six Months
                                 Ended March 31,            Ended March 31,
                                 ---------------            ---------------
Diluted EPS Computation         2007         2006         2007          2006
-----------------------         ----         ----         ----          ----
Net income (loss).......... $   802,424   $ (847,554)  $1,917,631  $ (700,358)

Weighted average
  shares outstanding.......   4,698,402    4,571,878    4,656,599   4,570,719
Stock options..............     224,105         -         135,747        -
Stock compensation
  arrangements.............      22,505         -          35,213        -
                              ---------   -----------   ---------   ---------
Diluted shares outstanding.   4,945,012    4,571,878    4,827,559   4,570,719

Diluted earnings (loss)
  per share................ $       .16   $     (.19)  $      .40  $     (.15)
                            ===========   ===========  ==========  ============

For the three month and six month periods ended March 31, 2006, 112,093 and 102,920 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive.

Note 5:   Comprehensive Income (Loss)
-------------------------------------

The Company's total comprehensive income (loss) for the three month and six month periods ended March 31, 2007 and 2006 was as follows:

                                  Three Months                Six Months
                                 Ended March 31,            Ended March 31,
                                 ---------------            ---------------
                                2007       2006             2007         2006
                                ----       ----             ----         ----

Net income (loss)            $ 802,424   $(847,554)    $1,917,631   $(700,358)
Other comprehensive income
 (loss), net of tax:
  Decrease (increase) in
   unrealized loss on
    securities                     313     (1,204)            373      (1,376)
  Unrealized gain (loss)
   on derivatives               56,270     12,127          (5,743)     (2,376)
  Foreign currency
   translation adjustment      (21,242)   164,903         326,587     (46,249)
                             ---------  ----------     ----------   ----------
Comprehensive income (loss)  $ 837,765  $(671,728)     $2,238,848   $(750,359)
                             =========  ==========     ==========   ==========

The accumulated other comprehensive income balances at March 31, 2007 and September 30, 2006 consisted of the following:

                                                    March 31,    September 30,
                                                      2007           2006
                                                  ------------   --------------
Foreign currency translation adjustment           $1,324,719      $ 998,132
Unrealized loss on derivatives                       (27,584)       (21,841)
Unrealized loss on securities                         (2,303)        (2,676)
                                                  -----------     ---------
Accumulated other comprehensive income            $1,294,832      $ 973,615
                                                  ===========     ==========

Note 6:   Derivative Instruments
--------------------------------

At March 31, 2007, the Company had interest rate swaps and forward exchange contracts outstanding with notional amounts aggregating $1.3 million and $2.9 million, respectively, whose aggregate fair value was a liability of approximately $28,000. The change in the amount of the liability for these instruments is shown as a component of accumulated other comprehensive income.

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

Effective October 1, 2005, the Company adopted SFAS No. 123(R), "Share-Based Payment", which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period. For the three-month periods ended March 31, 2007 and 2006, the Company recorded non-cash compensation expense of $44,845 and $43,522, respectively, ($.01 per basic and diluted share) relating to stock options. For the six-month periods ended March 31, 2007 and 2006, the Company recorded non-cash compensation expense of $89,974 ($.02 per basic and diluted share) and $65,360 ($.01 per basic and diluted share), respectively, relating to stock options. The Company elected to utilize the modified-prospective application method, whereby compensation expense is recorded for all awards granted after October 1, 2005 and for the unvested portion of awards granted prior to this date. Accordingly, prior period amounts were not restated. The adoption of SFAS No. 123(R) resulted in an immaterial cumulative change in accounting as of the date of adoption.

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

In February 2007, the USPTO issued a Final Rejection of the six claims in the plaintiff's patent asserted against the Company. In April 2007, the plaintiff filed a response with the USPTO requesting reconsideration of its Final Rejection. The plaintiff has additional appeals available to it in the USPTO and, thereafter, in the Court of Appeals for the Federal Circuit.

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

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------


Results of Operations
---------------------
Three Months Ended March 31, 2007 Compared with March 31, 2006
--------------------------------------------------------------


Net sales for the quarter ended March 31, 2007 increased 38% to $16.9 million compared with $12.2 million in the year ago period. Domestic sales increased 33% to $8.8 million compared with $6.6 million in the year ago period. International sales for the quarter increased 44% to $8.1 million compared with $5.6 million in the year ago period. The Company's order rate has increased during the last four quarters to result in the substantially improved sales in the March 31, 2007 quarter. The backlog of unfilled orders was $5.3 million at March 31, 2007 compared with $7.2 million at September 30, 2006.

Gross profit margins for the second quarter of fiscal 2007 increased to 42.3% compared with 37.5% in the year ago period. The current quarter improved margin was principally the result of increased sales of higher margin products combined with the benefit of fixed production overhead on increased sales.

Total operating expenses for the second quarter of fiscal 2007 increased to $6.3 million compared with $5.4 million in the year ago quarter principally as a result of increases in sales related costs, engineering and development expense and profit related bonus provisions. In addition, the Company continued to invest in new product development in the current quarter, incurring $1.3 million of engineering and development costs compared with $1.1 million in the year ago period.

The Company generated operating income of $893,000 in the second quarter of fiscal 2007 compared with an operating loss of $840,000 in the year ago period.

Interest expense decreased to $34,000 for the second quarter of fiscal 2007 compared with $41,000 in the year ago period principally as a result of the paydown of bank borrowings offset, in part, by the effect of increased interest rates during the current quarter. Interest and other income increased to $41,000 for the second quarter of fiscal 2007 compared with $28,000 in the year ago period due principally to higher interest rates in the current quarter.

Income tax expense for the second quarter of fiscal 2007 increased to $97,000 compared with a benefit of $5,000 in the year ago period relating principally to results reported by the Company's European operations. No U.S. tax provision was recognized in the current quarter as the Company is utilizing the benefit of previously reserved and unrecognized net operating loss carryforwards. The Company continues to provide a full valuation allowance against its deferred tax assets until such time that it can demonstrate a sustained level of profitability.

As a result of the foregoing, the Company reported net income of $802,000 for the second quarter of fiscal 2007 compared with a net loss of $848,000 in the year ago period.

Results of Operations
---------------------
Six Months Ended March 31, 2007 Compared with March 31, 2006
------------------------------------------------------------


Net sales for the six months ended March 31, 2007 increased 31% to $34.8 million compared with $26.5 million in the year ago period. Domestic sales increased 32% to $18.5 million compared with $14.0 million while international sales increased 30% to $16.3 million compared with $12.5 million in the year ago period. The Company's current period sales level reflects the effects of its increased order rate during the previous four quarters.

Gross profit margins for the first six months of fiscal 2007 increased to 41.3% compared with 38.6% in the year ago period due principally to increased sales of higher margin products combined with the benefit of fixed production overhead on increased sales.

Total operating expenses for the first six months of fiscal 2007 increased to $12.3 million compared with $10.9 million in the year ago quarter principally as a result of increases in sales related costs, engineering and development expense and profit related bonus provisions. In addition, the Company continued to invest in new product development in the current year period, incurring $2.5 million of engineering and development costs compared with $2.2 million in the year ago period.

The Company generated operating income of $2.0 million for the first six months of fiscal 2007 compared with an operating loss of $686,000 in the year ago period.

Interest expense decreased to $73,000 for the first six months of fiscal 2007 compared with $84,000 in the year ago period principally as a result of the paydown of bank borrowings offset, in part, by the effect of increased interest rates during the current year period. Interest and other income increased to $152,000 for the first six months of fiscal 2007 compared with $70,000 in the year ago period. The increase was principally the result of a $72,000 gain from life insurance proceeds on the death of a retired executive in the current year period.

Income tax expense for the first six months of fiscal 2007 increased to $200,000 compared with no provision in the year ago period relating principally to results reported by the Company's European operations. No U.S. tax provision was recognized in the current year period as the Company is utilizing the benefit of previously reserved and unrecognized net operating loss carryforwards. The Company continues to provide a full valuation allowance against its deferred tax assets until such time that it can demonstrate a sustained level of profitability.

As a result of the foregoing, the Company reported net income of $1.9 million for the first six months of fiscal 2007 compared with a net loss of $700,000 in the year ago period.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $694,000 for the first six months of fiscal 2007. The $1.9 million of net income and $555,000 of non-cash charges for the period were partially offset by an increase in inventory levels of $2.1 million. Accounts receivable decreased $950,000 as a result of improved account collections, which was principally offset by the paydown of accounts payable of $833,000. Net cash used in investing activities was $177,000 for the first six months of fiscal 2007 due principally to $174,000 of general capital expenditures. Net cash used in financing activities was $2,000, which consisted of $180,000 of scheduled repayments of bank mortgage loans, offset in part by $178,000 of proceeds received from the exercise of stock options. As a result of the foregoing, cash increased by $441,000 for the first six months of fiscal 2007 after the effect of exchange rate changes on the cash position of the Company.

The Company's European based subsidiary maintains a bank overdraft facility that provides for maximum borrowings of one million Pounds Sterling (approximately $1,963,000) to support its local working capital requirements. At March 31, 2007 and September 30, 2006, there were no outstanding borrowings under this facility.

The following is a summary of the Company's long-term debt and material lease obligations as of March 31, 2007:

 Payments Due              Debt              Lease
  By Period             Repayments        Commitments        Total
----------------        ----------        -----------        -----
Less than 1 year       $1,894,000          $293,000       $2,187,000
1-3 years                   -                45,000           45,000
3-5 years                   -                  -                -
  Total                $1,894,000          $338,000       $2,232,000

The Company believes that it will have sufficient cash to meet its anticipated operating costs, capital expenditures and debt service requirements for at least the next twelve months. The Company intends to refinance its $1.894 million balloon mortgage obligation reflected above sometime prior to its expiration in January 2008.

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

In February 2007, the USPTO issued a Final Rejection of the six claims in the plaintiff's patent asserted against the Company. In April 2007, the plaintiff filed a response with the USPTO requesting reconsideration of its Final Rejection. The plaintiff has additional appeals available to it in the USPTO and, thereafter, in the Court of Appeals for the Federal Circuit.

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

At March 31, 2007, the Company had $1.3 million of outstanding floating rate bank debt which was covered by an interest rate swap agreement that effectively converts the foregoing floating rate debt to a stated fixed rate (see "Note 5. Long-Term Debt" to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2006). Thus, the Company has substantially no net interest rate exposures on these instruments. However, the Company had approximately $544,000 of floating rate bank debt that is subject to interest rate risk as it was not covered by interest rate swap agreements. The Company does not believe that a 10% fluctuation in interest rates would have a material effect on its consolidated financial position and results of operations.

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

Changes in Internal Controls
----------------------------

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

In February 2007, the USPTO issued a Final Rejection of the six claims in the plaintiff's patent asserted against the Company. In April 2007, the plaintiff filed a response with the USPTO requesting reconsideration of its Final Rejection. The plaintiff has additional appeals available to it in the USPTO and, thereafter, in the Court of Appeals for the Federal Circuit.

ITEM 1A - RISK FACTORS
----------------------

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

ITEM 2 - CHANGES IN SECURITIES,  USE OF PROCEEDS AND ISSUER  PURCHASES OF EQUITY
--------------------------------------------------------------------------------
SECURITIES
----------

On April 26, 2001, the Company announced that its Board of Directors authorized the repurchase of up to $1 million of shares of the Company's common stock, which represented approximately 9.8% of shares outstanding on the announcement date. The Company did not repurchase any of its common stock during the three month period ended March 31, 2007.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None

ITEM 5 - OTHER INFORMATION
--------------------------

None
                                      -17-

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


May 15, 2007

/s/ Kenneth M. Darby                       /s/ John M. Badke
--------------------                       --------------------
Kenneth M. Darby                           John M. Badke
Chairman and                               Senior Vice President, Finance
Chief Executive Officer                    Chief Financial Officer