Form 10-Q
period 2007-06-30
VICON INDUSTRIES INC /NY/
filed 2007-08-14
CIK 310056

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2007                    Commission File No. 1-7939

Vicon Industries, Inc.

New York State	11-2160665
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

89 Arkay Drive, Hauppauge, New York	11788
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (631) 952-2288

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

 Yes    X       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ___   Accelerated filer ___     Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes               No    X

At June 30, 2007, the registrant had outstanding 4,783,045 shares of Common Stock, $.01 par value.

VICON INDUSTRIES, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Operations - Three Months Ended June 30, 2007 and 2006

Condensed Consolidated Statements of Operations - Nine Months Ended June 30, 2007 and 2006

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Cash Flows

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Item 4. Controls and Procedures

Part II. Other Information

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a  Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended

	6/30/07	6/30/06

Net Sales	$17,139,820	$14,674,683
Cost of Sales	9,921,658	8,760,459
Gross Profit	7,218,162	5,914,224

Operating expenses:
Selling, general and administrative expense	4,820,779	4,705,977
Engineering & development expense	1,277,756	1,154,364
	6,098,535	5,860,341

Operating income	1,119,627	53,883

Interest expense	34,814	40,833
Interest and other income	(52,812)	(23,820)

Income before income taxes	1,137,625	36,870

Income tax expense	103,000	-

Net income	$1,034,625	$36,870

Earnings per share:
Basic	$.22	$.01

Diluted	$.20	$.01

Shares used in computing earnings per share:

Basic	4,775,354	4,573,084

Diluted	5,059,661	4,667,823

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended

	6/30/07	6/30/06

Net Sales	$51,915,052	$41,156,338
Cost of Sales	30,347,091	25,028,433
Gross Profit	21,567,961	16,127,905

Operating expenses:
Selling, general and administrative expense	14,626,362	13,444,825
Engineering & development expense	3,782,973	3,315,533
	18,409,335	16,760,358

Operating income (loss)	3,158,626	(632,453)

Interest expense	108,065	124,592
Interest and other income	(204,695)	(93,557)

Income (loss) before income taxes	3,255,256	(663,488)

Income tax expense	303,000	-

Net income (loss)	$2,952,256	$(663,488)

Earnings (loss) per share:
Basic	$.63	$(.15)

Diluted	$.60	$(.15)

Shares used in computing earnings (loss) per share:

Basic	4,696,184	4,571,507

Diluted	4,904,926	4,571,507

     See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	6/30/07	9/30/06
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$6,980,189	$5,639,334
Marketable securities	129,855	126,697
Accounts receivable, net	11,289,670	11,269,529
Inventories:
Parts, components, and materials	3,899,932	2,809,152
Work-in-process	2,244,864	2,347,354
Finished products	7,663,082	6,812,732
	13,807,878	11,969,238
Prepaid expenses and other current assets	509,053	484,713
TOTAL CURRENT ASSETS	32,716,645	29,489,511

Property, plant and equipment	13,449,654	13,050,211
Less accumulated depreciation and amortization	(7,559,903)	(6,821,126)
	5,889,751	6,229,085
Other assets	182,865	236,521
TOTAL ASSETS	$38,789,261	$35,955,117

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$1,816,675	$331,830
Accounts payable	2,916,003	4,162,263
Accrued compensation and employee benefits	2,547,691	2,427,525
Accrued expenses	1,621,223	1,429,566
Unearned revenue	769,244	806,142
Income taxes payable	320,174	151,323
TOTAL CURRENT LIABILITIES	9,991,010	9,308,649

Long-term debt	-	1,740,335
Unearned revenue	470,459	457,474
Other long-term liabilities	490,252	429,818

SHAREHOLDERS’ EQUITY
Common stock, par value $.01	50,461	48,609
Additional paid in capital	22,806,110	22,562,126
Retained earnings	4,686,746	1,734,490
	27,543,317	24,345,225
Less treasury stock, at cost	(1,139,728)	(1,299,999)
Accumulated other comprehensive income	1,433,951	973,615
TOTAL SHAREHOLDERS’ EQUITY	27,837,540	24,018,841
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$38,789,261	$35,955,117

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	6/30/07	6/30/06
Cash flows from operating activities:
Net income (loss)	$2,952,256	$(663,488)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	673,010	717,768
Amortization of deferred compensation	7,937	7,558
Stock compensation expense	134,830	108,882
Change in assets and liabilities:
Accounts receivable, net	350,804	(593,748)
Inventories	(1,628,280)	(820,013)
Prepaid expenses and other current assets	(6,437)	(104,676)
Other assets	58,084	41,123
Accounts payable	(1,336,167)	672,295
Accrued compensation and employee benefits	95,188	(20,449)
Accrued expenses	169,515	162,206
Unearned revenue	(23,913)	3,429
Income taxes payable	152,906	(35,404)
Other liabilities	35,596	68,837
Net cash provided by (used in) operating activities	1,635,329	(455,680)

Cash flows from investing activities:
Capital expenditures	(236,032)	(436,377)
Net increase in marketable securities	(4,639)	(3,174)
Net cash used in investing activities	(240,671)	(439,551)

Cash flows from financing activities:
Repayments of long-term debt	(257,882)	(316,723)
Proceeds from exercise of stock options	263,340	7,700
Net cash provided by (used in) financing activities	5,458	(309,023)
Effect of exchange rate changes on cash	(59,261)	26,859

Net increase (decrease) in cash	1,340,855	(1,177,395)
Cash at beginning of year	5,639,334	5,818,178
Cash at end of period	$6,980,189	$4,640,783

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2007

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2006.  Certain prior year amounts have been reclassified to conform to the current period presentation.

Note 2:  Marketable Securities

Marketable securities consist of mutual fund investments in U.S. government debt securities.  Such securities are stated at market value and are classified as available-for-sale under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, with unrealized gains and losses reported in other comprehensive income as a component of shareholders’ equity.  The cost of such securities at June 30, 2007 was $134,013, with $4,158 of cumulative unrealized losses reported at June 30, 2007.

Note 3:  Accounts Receivable

Accounts receivable is stated net of an allowance for uncollectible accounts of $974,000 and $1,325,000 as of June 30, 2007 and September 30, 2006, respectively.

Note 4:  Earnings per Share

Basic earnings (loss) per share (EPS) is computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options and under deferred compensation agreements.

The following tables provide the components of the basic and diluted EPS computations for the three and nine month periods ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Basic EPS Computation
Net income (loss)	$1,034,625	$36,870	$2,952,256	$(663,488)
Weighted average shares outstanding	4,775,354	4,573,084	4,696,184	4,571,507
Basic earnings (loss) per share	$.22	$.01	$.63	$(.15)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Diluted EPS Computation
Net income (loss)	$1,034,625	$36,870	$2,952,256	$(663,488)

Weighted average shares outstanding	4,775,354	4,573,084	4,696,184	4,571,507
Stock options	257,938	76,795	176,477	-
Stock compensation arrangements	26,369	17,944	32,265	-
Diluted shares outstanding	5,059,661	4,667,823	4,904,926	4,571,507

Diluted earnings (loss) per share	$.20	$.01	$.60	$(.15)

For the nine month period ended June 30, 2006, 100,193 shares have been omitted from the calculation of diluted EPS as their effect would have been antidilutive.

Note 5:   Comprehensive Income (Loss)

The Company's total comprehensive income (loss) for the three month and nine month periods ended June 30, 2007 and 2006 was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$1,034,625	$36,870	$2,952,256	$(663,488)
Other comprehensive income (loss), net of tax:
Decrease (increase) in unrealized loss on securities	(1,855)	(610)	(1,482)	(1,986)
Unrealized loss on derivatives	(19,095)	(19,534)	(24,838)	(21,910)
Foreign currency translation adjustment	160,069	408,101	486,656	361,852
Comprehensive income (loss)	$1,173,744	$424,827	$3,412,592	$(325,532)

The accumulated other comprehensive income balances at June 30, 2007 and September 30, 2006 consisted of the following:

	June 30, 2007	September 30, 2006
Foreign currency translation adjustment	$1,484,788	$998,132
Unrealized loss on derivatives	(46,679)	(21,841)
Unrealized loss on securities	(4,158)	(2,676)
Accumulated other comprehensive income	$1,433,951	$973,615

Note 6:   Derivative Instruments

At June 30, 2007, the Company had interest rate swaps and forward exchange contracts outstanding with notional amounts aggregating $1.3 million and $2.6 million, respectively, whose aggregate fair value was a liability of approximately $47,000.  The change in the amount of the liability for these instruments is shown as a component of accumulated other comprehensive income.

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

Effective October 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment”, which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period.  For the three-month periods ended June 30, 2007 and 2006, the Company recorded non-cash compensation expense of $44,856 and $43,522, respectively, ($.01 per basic and diluted share) relating to stock options.  For the nine-month periods ended June 30, 2007 and 2006, the Company recorded non-cash compensation expense of $134,830 ($.03 per basic and diluted share) and $108,882 ($.02 per basic and diluted share), respectively, relating to stock options.  The Company elected to utilize the modified-prospective application method, whereby compensation expense is recorded for all awards granted after October 1, 2005 and for the unvested portion of awards granted prior to this date.  Accordingly, prior period amounts were not restated. The adoption of SFAS No. 123(R) resulted in an immaterial cumulative change in accounting as of the date of adoption.

Note 8:   Litigation

The Company is one of several defendants in a patent infringement suit commenced by Lectrolarm Custom Systems, Inc. in May 2003 in the United States District Court for the Western District of Tennessee.  The alleged infringement by the Company relates to its camera dome systems and other products that represent significant sales to the Company.  Among other things, the suit seeks past and enhanced damages, injunctive relief and attorney’s fees.  In January 2006, the Company received the plaintiff’s claim for past damages through December 31, 2005 that approximated $11.7 million plus pre-judgment interest.  The Company and its outside patent counsel believe that the complaint against the Company is without merit.  The Company is vigorously defending itself and is a party to a joint defense with certain other named defendants.

In January 2005, the Company petitioned the U.S. Patent and Trademark Office (USPTO) to reexamine the plaintiff’s patent, believing it to be invalid.  In April 2006, the USPTO issued a non-final office action rejecting all of the plaintiff’s patent claims asserted against the Company citing the existence of prior art of the Company and another defendant.  On June 30, 2006, the Federal District Court granted the defendants’ motion for continuance (delay) of the trial, pending the outcome of the USPTO’s reexamination proceedings.  In February 2007, the USPTO issued a Final Rejection of the six claims in the plaintiff’s patent asserted against the Company, which was reaffirmed in June 2007 after the plaintiff filed a response with the USPTO requesting reconsideration of its Final Rejection.  The plaintiff has appealed the examiner’s decision to the USPTO Board of Patent Appeals and Interferences and has an additional appeal available to it thereafter in the Court of Appeals for the Federal Circuit.

The Company is unable to reasonably estimate a range of possible loss, if any, at this time.  Although the Company has received favorable rulings from the USPTO with respect to the reexamination proceedings, there is always the possibility that the plaintiff’s patent claims could be upheld in appeal and the matter would proceed to trial.  Should this occur and the Company receives an unfavorable outcome at trial, it could result in a liability that is material to the Company’s results of operations and financial position.

In the normal course of business, the Company is a party to certain other claims and litigation.  Management believes that the settlement of such claims and litigation, considered in the aggregate, will not have a material adverse effect on the Company’s financial position and results of operations.

Note 9:  Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company has not yet evaluated the impact, if any, of adopting this pronouncement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants.  Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The Company does not expect that the adoption of SFAS 157 will have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment.  Subsequent changes in fair value must be recorded in earnings.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company has not yet evaluated the impact, if any, of adopting this pronouncement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Three Months Ended June 30, 2007 Compared with June 30, 2006

Net sales for the quarter ended June 30, 2007 increased 17% to $17.1 million compared with $14.7 million in the year ago period.  Domestic sales increased 6% to $8.8 million compared with $8.3 million in the year ago period.  International sales for the quarter increased 30% to $8.3 million compared with $6.4 million in the year ago period.  The backlog of unfilled orders was $4.1 million at June 30, 2007 compared with $7.2 million at September 30, 2006.

Gross profit margins for the third quarter of fiscal 2007 increased to 42.1% compared with 40.3% in the year ago period.  The current quarter improved margin was principally the result of increased sales of higher margin products and the benefit of fixed production overhead on increased sales.

Total operating expenses for the third quarter of fiscal 2007 increased to $6.1 million compared with $5.9 million in the year ago quarter principally as a result of increases in sales related costs, engineering and development expense and profit related bonus provisions.  In addition, the Company continued to invest in new product development in the current quarter, incurring $1.3 million of engineering and development costs compared with $1.2 million in the year ago period.

The Company generated operating income of $1.1 million in the third quarter of fiscal 2007 compared with operating income of $54,000 in the year ago period.

Interest expense decreased to $35,000 for the third quarter of fiscal 2007 compared with $41,000 in the year ago period principally as a result of the paydown of bank borrowings offset, in part, by the effect of increased interest rates during the current quarter.  Interest and other income increased to $53,000 for the third quarter of fiscal 2007 compared with $24,000 in the year ago period due principally to increased cash balances and interest rate yields during the current quarter.

Income tax expense for the third quarter of fiscal 2007 increased to $103,000 compared with no provision in the year ago period relating principally to results reported by the Company’s European operations.  No U.S. tax provision was recognized in the current quarter as the Company is utilizing the benefit of previously reserved and unrecognized net operating loss carryforwards.  The Company continues to provide a full valuation allowance against its deferred tax assets until such time that it can demonstrate a sustained level of profitability.

As a result of the foregoing, the Company reported net income of $1.0 million for the third quarter of fiscal 2007 compared with net income of $37,000 in the year ago period.

Results of Operations
Nine Months Ended June 30, 2007 Compared with June 30, 2006

Net sales for the nine months ended June 30, 2007 increased 26% to $51.9 million compared with $41.2 million in the year ago period.  Domestic sales increased 22% to $27.2 million compared with $22.3 million while international sales increased 31% to $24.7 million compared with $18.9 million in the year ago period.

Gross profit margins for the first nine months of fiscal 2007 increased to 41.5% compared with 39.2% in the year ago period due principally to increased sales of higher margin products and the benefit of fixed production overhead on increased sales.

Total operating expenses for the first nine months of fiscal 2007 increased to $18.4 million compared with $16.8 million in the year ago quarter principally as a result of increases in sales related costs, engineering and development expense and profit related bonus provisions.  In addition, the Company continued to invest in new product development in the current year period, incurring $3.8 million of engineering and development costs compared with $3.3 million in the year ago period.

The Company generated operating income of $3.2 million for the first nine months of fiscal 2007 compared with an operating loss of $632,000 in the year ago period.

Interest expense decreased to $108,000 for the first nine months of fiscal 2007 compared with $125,000 in the year ago period principally as a result of the paydown of bank borrowings offset, in part, by the effect of increased interest rates during the current year period.  Interest and other income increased to $205,000 for the first nine months of fiscal 2007 compared with $94,000 in the year ago period.  The increase was the result of increased cash balances and interest rate yields in the current year period.  In addition, the current year period includes a $72,000 gain from life insurance proceeds on the death of a retired executive.

Income tax expense for the first nine months of fiscal 2007 increased to $303,000 compared with no provision in the year ago period relating principally to results reported by the Company’s European operations.  No U.S. tax provision was recognized in the current year period as the Company is utilizing the benefit of previously reserved and unrecognized net operating loss carryforwards.  The Company continues to provide a full valuation allowance against its deferred tax assets until such time that it can demonstrate a sustained level of profitability.

As a result of the foregoing, the Company reported net income of $3.0 million for the first nine months of fiscal 2007 compared with a net loss of $663,000 in the year ago period.

Liquidity and Capital Resources

Net cash provided by operating activities was $1.6 million for the first nine months of fiscal 2007.  The Company’s $3.0 million of net income and $816,000 of non-cash charges for the period were partially offset by an increase in inventory levels of $1.6 million and the paydown of accounts payable of $1.3 million.  In addition, accounts receivable decreased $351,000 as a result of improved account collections.  Net cash used in investing activities was $241,000 for the first nine months of fiscal 2007 due principally to $236,000 of general capital expenditures.  Net cash provided by financing activities was $5,000, which consisted of $263,000 of proceeds received from the exercise of stock options offset by $258,000 of scheduled repayments of bank mortgage loans.  As a result of the foregoing, cash increased by $1.3 million for the first nine months of fiscal 2007 after the effect of exchange rate changes on the cash position of the Company.

The Company’s European based subsidiary maintains a bank overdraft facility that provides for maximum borrowings of one million Pounds Sterling (approximately $2,000,000) to support its local working capital requirements. At June 30, 2007 and September 30, 2006, there were no outstanding borrowings under this facility.

The following is a summary of the Company’s long-term debt and material lease obligations as of June 30, 2007:

Payments Due By Period	Debt Repayments	Lease Commitments	Total
Less than 1 year	$1,817,000	$532,000	$2,349,000
1-3 years	-	597,000	597,000
3-5 years	-	-	-
Total	$1,817,000	$1,129,000	$2,946,000

The Company believes that it will have sufficient cash to meet its anticipated operating costs, capital expenditures and debt service requirements for at least the next twelve months.  The Company intends to refinance its $1.8 million mortgage obligation sometime prior to its expiration in January 2008.

The Company does not have any off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a material effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

The Company is one of several defendants in a patent infringement suit commenced by Lectrolarm Custom Systems, Inc. in May 2003 in the United States District Court for the Western District of Tennessee.  The alleged infringement by the Company relates to its camera dome systems and other products that represent significant sales to the Company.  Among other things, the suit seeks past and enhanced damages, injunctive relief and attorney’s fees.  In January 2006, the Company received the plaintiff’s claim for past damages through December 31, 2005 that approximated $11.7 million plus pre-judgment interest.  The Company and its outside patent counsel believe that the complaint against the Company is without merit.  The Company is vigorously defending itself and is a party to a joint defense with certain other named defendants.

In January 2005, the Company petitioned the U.S. Patent and Trademark Office (USPTO) to reexamine the plaintiff’s patent, believing it to be invalid.  In April 2006, the USPTO issued a non-final office action rejecting all of the plaintiff’s patent claims asserted against the Company citing the existence of prior art of the Company and another defendant.  On June 30, 2006, the Federal District Court granted the defendants’ motion for continuance (delay) of the trial, pending the outcome of the USPTO’s reexamination proceedings.  In February 2007, the USPTO issued a Final Rejection of the six claims in the plaintiff’s patent asserted against the Company, which was reaffirmed in June 2007 after the plaintiff filed a response with the USPTO requesting reconsideration of its Final Rejection.  The plaintiff has appealed the examiner’s decision to the USPTO Board of Patent Appeals and Interferences and has an additional appeal available to it thereafter in the Court of Appeals for the Federal Circuit.

The Company is unable to reasonably estimate a range of possible loss, if any, at this time.  Although the Company has received favorable rulings from the USPTO with respect to the reexamination proceedings, there is always the possibility that the plaintiff’s patent claims could be upheld in appeal and the matter would proceed to trial.  Should this occur and the Company receives an unfavorable outcome at trial, it could result in a liability that is material to the Company’s results of operations and financial position.

Critical Accounting Policies

The Company's significant accounting policies are fully described in Note 1 to the Company's consolidated financial statements included in its September 30, 2006 Annual Report on Form 10-K.  Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.  As it relates to product sales, revenue is generally recognized when products are sold and title is passed to the customer.  Shipping and handling costs are included in cost of sales.  Advance service billings under equipment maintenance agreements are deferred and recognized as revenues on a pro rata basis over the term of the service agreements.  The Company evaluates multiple-element revenue arrangements for separate units of accounting pursuant to EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, and follows appropriate revenue recognition policies for each separate unit.  Elements are considered separate units of accounting provided that (i) the delivered item has stand-alone value to the customer, (ii) there is objective and reliable evidence of the fair value of the delivered item, and (iii) if a general right of return exists relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially within the control of the Company.  As applied to the Company, under arrangements involving the sale of product and the provision of services, product sales are recognized as revenue when the products are sold and title is passed to the customer, and service revenue is recognized as services are performed.  For products that include more than incidental software, and for separate licenses of the Company’s software products, the Company recognizes revenue in accordance with the provisions of Statement of Position 97-2, “Software Revenue Recognition”, as amended.

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

The Company’s ability to recover the reported amounts of deferred income tax assets is dependent upon its ability to generate sufficient taxable income during the periods over which net temporary tax differences become deductible. The Company plans to provide a full valuation allowance against its deferred tax assets until such time that it can achieve a sustained level of profitability or other positive evidence arises that would demonstrate an ability to recover such assets.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company has not yet evaluated the impact, if any, of adopting this pronouncement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants.  Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The Company does not expect that the adoption of SFAS 157 will have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment.  Subsequent changes in fair value must be recorded in earnings.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company has not yet evaluated the impact, if any, of adopting this pronouncement.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Statements in this Report on Form 10-Q and other statements made by the Company or its representatives that are not strictly historical facts including, without limitation, statements included herein under the captions "Results of Operations", "Liquidity and Capital Resources" and “Critical Accounting Policies” are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 that should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. The forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance and/or achievements of the Company to differ materially from any future results, performance or achievements, express or implied, by the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, and that in light of the significant uncertainties inherent in forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.  The Company also assumes no obligation to update its forward-looking statements or to advise of changes in the assumptions and factors on which they are based.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. The Company has a policy that prohibits the use of currency derivatives or other financial instruments for trading or speculative purposes.

The Company enters into forward exchange contracts to hedge certain foreign currency exposures and minimize the effect of such fluctuations on reported earnings and cash flow (see Note 6 “Derivative Instruments” to the accompanying condensed consolidated financial statements).  The Company’s ongoing foreign currency exchange risks include intercompany sales of product and services between subsidiary companies operating in differing functional currencies.

At June 30, 2007, the Company had $1.3 million of outstanding floating rate bank debt which was covered by an interest rate swap agreement that effectively converts the foregoing floating rate debt to a stated fixed rate (see “Note 5. Long-Term Debt” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006).  Thus, the Company has substantially no net interest rate exposures on these instruments.  However, the Company had approximately $521,000 of floating rate bank debt that is subject to interest rate risk as it was not covered by interest rate swap agreements.  The Company does not believe that a 10% fluctuation in interest rates would have a material effect on its consolidated financial position and results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as required by Exchange Act Rule 13a-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

The Company’s size dictates that it conducts business with a minimal number of financial and administrative employees, which inherently results in a lack of documented controls and segregation of duties within the Company and its operating subsidiaries.  Management will continue to evaluate the employees involved and the control procedures in place, the risks associated with such lack of segregation and whether the potential benefits of adding employees to clearly segregate duties justifies the expense associated with such added personnel.  In addition, management is aware that many of the internal controls that are in place at the Company are undocumented controls.

Limitations on the Effectiveness of Controls

The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company is one of several defendants in a patent infringement suit commenced by Lectrolarm Custom Systems, Inc. in May 2003 in the United States District Court for the Western District of Tennessee.  The alleged infringement by the Company relates to its camera dome systems and other products that represent significant sales to the Company.  Among other things, the suit seeks past and enhanced damages, injunctive relief and attorney’s fees.  In January 2006, the Company received the plaintiff’s claim for past damages through December 31, 2005 that approximated $11.7 million plus pre-judgment interest.  The Company and its outside patent counsel believe that the complaint against the Company is without merit.  The Company is vigorously defending itself and is a party to a joint defense with certain other named defendants.

In January 2005, the Company petitioned the U.S. Patent and Trademark Office (USPTO) to reexamine the plaintiff’s patent, believing it to be invalid.  In April 2006, the USPTO issued a non-final office action rejecting all of the plaintiff’s patent claims asserted against the Company citing the existence of prior art of the Company and another defendant.  On June 30, 2006, the Federal District Court granted the defendants’ motion for continuance (delay) of the trial, pending the outcome of the USPTO’s reexamination proceedings.  In February 2007, the USPTO issued a Final Rejection of the six claims in the plaintiff’s patent asserted against the Company, which was reaffirmed in June 2007 after the plaintiff filed a response with the USPTO requesting reconsideration of its Final Rejection.  The plaintiff has appealed the examiner’s decision to the USPTO Board of Patent Appeals and Interferences and has an additional appeal available to it thereafter in the Court of Appeals for the Federal Circuit.

The Company is unable to reasonably estimate a range of possible loss, if any, at this time.  Although the Company has received favorable rulings from the USPTO with respect to the reexamination proceedings, there is always the possibility that the plaintiff’s patent claims could be upheld in appeal and the matter would proceed to trial.  Should this occur and the Company receives an unfavorable outcome at trial, it could result in a liability that is material to the Company’s results of operations and financial position.

ITEM 1A– RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

ITEM 2 - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On April 26, 2001, the Company announced that its Board of Directors authorized the repurchase of up to $1 million of shares of the Company’s common stock, which represented approximately 9.8% of shares outstanding on the announcement date.  The Company did not repurchase any of its common stock during the three month period ended June 30, 2007.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting was held on May 18, 2007.

Proposal 1:  Election of Directors

The following directors were elected by the votes indicated:

                                                     For                     Withheld

Clifton H.W. Maloney             4,572,706              39,789
W. Gregory Robertson            4,573,956              38,539

The terms of the following directors continued after the meeting:

                         Kenneth M. Darby
                         Peter F. Neumann
                         Arthur D. Roche

Proposal 2:  Approval of the 2007 Stock Incentive Plan covering 500,000 shares of Common Stock

The proposal was approved by the votes indicated:

                 For             Against      Abstain

              1,447,817       477,248        9,374

Proposal 3:  Ratification of Appointment of Independent Registered Public Accountants

The selection of BDO Seidman, LLP as independent registered public accountants was approved by the votes indicated:

                 For              Against      Abstain

              4,585,687        11,736        15,072

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

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

VICON INDUSTRIES, INC.

August 14, 2007

/s/ Kenneth M. Darby	/s/ John M. Badke
Kenneth M. Darby	John M. Badke
Chairman and	Senior Vice President, Finance
Chief Executive Officer	Chief Financial Officer