Form 10-K
period 2007-09-30
VICON INDUSTRIES INC /NY/
filed 2008-01-15
CIK 310056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2007

Commission File No.  1-7939

VICON INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

NEW YORK	11-2160665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

89 Arkay Drive, Hauppauge, New York	11788
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:            (631) 952-2288

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.01	American Stock Exchange
(Title of class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
                        Large Accelerated Filer        Accelerated Filer        Non-Accelerated Filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)
Yes     No   X
The aggregate market value of voting and non-voting Common Stock held by non-affiliates of the registrant based upon the closing price of $9.95 per share as of March 31, 2007 was approximately $30,898,000.

The number of shares outstanding of the registrant's Common Stock as of December 31, 2007 was 4,809,470.

PART I
ITEM 1 - BUSINESS

General

Vicon Industries, Inc. (“the Company”), incorporated in 1967, designs, manufactures, assembles and markets a wide range of video systems and system components used for security, surveillance, safety and control purposes by a broad group of end users.  A video system is typically a private network that can transmit and receive video, audio and data signals in accordance with the operational needs of the user.  The Company's primary business focus is the design of digital video systems that it produces and sells worldwide, primarily to installing dealers, system integrators, government entities and distributors.

The Company operates within the electronic protection segment of the security industry which includes, among others: fire and burglar alarm systems, access control, biometric and video systems and asset protection.  The U.S. security industry consists of thousands of individuals and businesses (exclusive of public sector law enforcement) that provide products and services for the protection and monitoring of life, property and information. The security industry includes fire and burglar alarm systems, access control, video systems, asset protection, guard services and equipment, locks, safes, armored vehicles, security fencing, private investigations, biometric systems and others.  The Company’s products are typically used for crime deterrence, visual documentation, observation of inaccessible or hazardous areas, enhancing safety, managing liability, obtaining cost savings (such as lower insurance premiums), managing control systems and improving the efficiency and effectiveness of personnel. The Company’s products are used in, among others, office buildings, manufacturing plants, apartment complexes, retail stores, government facilities, airports, transportation operations, prisons, casinos, hotels, sports arenas, health care facilities and financial institutions.

Products

The Company’s product line consists of various elements of a video system, including network video encoders, decoders, servers and related video management software, analog and IP cameras, digital video and network video recorders, display units (monitors), matrix video switchers, robotic camera dome systems and system controls. The Company provides a comprehensive line of products due to the many varied climatic and operational environments in which the products are expected to perform.  In addition to selling from a standard catalog line, the Company at times produces to specification or will modify an existing product to meet customer requirements.

The Company’s products range from a simple camera mounting bracket to a large digital control, transmission, recording, storage and video matrix switching system.  The Company’s sales are concentrated principally among its digital video products (ViconNet and Kollector) and dome camera (Surveyor) product lines.

Marketing

The Company’s marketing emphasizes engineered video system solutions which includes system design, project management, technical training and pre and post sales support. The Company promotes and markets its products through industry trade shows worldwide, product brochures and catalogues, direct marketing and electronic mailings to existing and prospective customers, webinars, in-house training seminars for customers and end users, road shows which preview new systems and system components, and advertising through trade and end user magazines and the Company's web site (www.vicon-cctv.com). The Company’s products are sold principally to independent dealers, system integrators and distributors. Sales are made principally by field sales engineers and inside customer service representatives. The Company’s sales effort is supported by in-house customer service coordinators and technical support groups which provide product information, application engineering, design detail, field project management, and hardware and software technical support.

The Company’s products are employed in video system installations by: (1) commercial and industrial users, such as office buildings, manufacturing plants, warehouses, apartment complexes, shopping malls and retail stores;  (2) federal, state, and local governments for national security purposes, municipal facilities, prisons, and military installations; (3) financial institutions, such as banks, clearing houses, brokerage firms and depositories, for security purposes; (4) transportation departments for highway traffic control, bridge and tunnel monitoring, and airport, subway, bus and seaport security and surveillance; (5) gaming casinos, where video surveillance is often mandated by regulatory authorities; and (6) health care facilities, such as hospitals, particularly psychiatric wards and intensive care units.

The Company’s principal sales offices are located in Hauppauge, New York; Fareham, England; Zaventem, Belgium; and Neumunster, Germany.

International Sales

The Company sells its products in Europe, Scandinavia and the Middle East through its UK-based subsidiary and elsewhere outside the U.S. principally by direct export from its U.S. headquarters.  In October 2004, the Company acquired all of the operating assets of Videotronic Infosystems GmbH, a 30-year old Germany based video system supplier, to expand its presence into the German video security market.  The Company has a few territorial exclusivity agreements with customers but primarily uses a wide range of installation companies and distributors in international markets.

Export sales and sales from the Company’s foreign subsidiaries amounted to $32.0 million, $26.0 million and $27.0 million or 46%, 46% and 48% of consolidated net sales in fiscal years 2007, 2006, and 2005, respectively.  The Company’s principal foreign markets are Europe, the Middle East and the Pacific Rim, which together accounted for approximately 88% of international sales in fiscal 2007.

Competition

The Company operates in a highly competitive marketplace both domestically and internationally.  The Company competes by providing high-end video systems and system components that incorporate broad capability together with high levels of customer service and technical support.  Generally, the Company does not compete based on price alone.

The Company’s principal engineered video systems competitors include the following companies or their affiliates: Matsushita Electric Corp. (Panasonic), Pelco Sales Company (a division of Schneider Electric), Bosch Security Systems, Inc., Sensormatic Electronics Corp. (a division of Tyco International), GE Security Systems and Honeywell Security Systems.  Many additional companies, both domestic and international, produce products that compete against one or more of the Company’s system components. In addition, many consumer video electronic companies or their affiliates, including Matsushita Electric Corp. (Panasonic), Mitsubishi Electric Corporation, Sanyo Electric Co., Ltd. and Sony Corporation, compete with the Company for the sale of video products and systems.  Many of the Company’s principal competitors are larger companies whose financial resources and scope of operations are substantially greater than the Company’s.

Engineering and Development

The Company’s engineering and development is focused on new and improved video systems and system components.  In recent years, the trend of product development and demand within the video security and surveillance market has been toward the application of digital technology, principally relating to the compression, analysis, transmission, storage, manipulation, imaging and display of digital video over IP networks.  As the demands of the Company’s target market segment require the Company to keep pace with changes in technology, the Company has focused its engineering effort in these developing areas.  Development projects are chosen and prioritized based on direct customer feedback, the Company's analysis as to the needs of the marketplace, anticipated technological advances and market research.

At September 30, 2007, the Company employed a total of 43 engineers in the following areas: software development, mechanical design, manufacturing/testing and electrical and circuit design.  Engineering and development expense amounted to approximately 7%, 8% and 9% of net sales in fiscal years 2007, 2006 and 2005, respectively.

Source and Availability of Raw Materials

The Company relies upon independent manufacturers and suppliers to manufacture and assemble most of its proprietary products and expects to continue to rely on such entities in the future.  The Company’s relationships with certain of its independent manufacturers, assemblers and suppliers are not covered by formal contractual agreements.

Raw materials and components purchased by the Company and its suppliers are generally readily available in the market, subject to market lead times at the time of order.  The Company is not dependent upon any single source for a significant amount of its raw materials or components.

Intellectual Property

The Company owns, and has pending, a limited number of design and utility patents expiring at various times.  The Company owns certain trademarks and several other trademark applications are pending both in the United States and in Europe.  Most of the Company’s key products utilize proprietary software which is protected by copyright.  The Company considers its software products to be unique and is a principal element in the differentiation of the Company’s products from its competition.  However, the laws of certain foreign countries do not protect intellectual property rights to the same extent or in the same manner as the laws of the U.S.  The Company has no significant licenses, franchises or concessions with respect to any of its products or business dealings.  In addition, the Company does not believe its limited number of patents or its lack of licenses, franchises and concessions to be of substantial significance.  However, the Company is a defendant in a patent infringement suit as discussed in “Item 3 - Legal Proceedings”, the outcome of which could possibly have a material effect on the Company’s business.

Inventories

The Company generally maintains sufficient finished goods inventory levels to respond to unanticipated customer demand, since most sales are to installing dealers and system integrators who normally do not carry any significant inventory.  The Company principally builds inventory to known or anticipated customer demand.  In addition to normal safety stock levels, certain additional inventory levels may be maintained for products with long purchase and manufacturing lead times. The Company believes that it is important to carry adequate inventory levels of parts, components and products to avoid production and delivery delays that may detract from the sales effort.

Backlog

The backlog of orders believed to be firm as of September 30, 2007 and 2006 was approximately $3.8 million and $7.2 million, respectively.  Orders are generally cancelable without penalty at the option of the customer.  The Company prefers that its backlog of orders not exceed its ability to fulfill such orders on a timely basis, since experience shows that long delivery schedules only encourage the Company’s customers to look elsewhere for product availability.

Employees

At September 30, 2007, the Company employed 209 full-time employees, of whom 8 are officers, 43 are in administration, 83 are in sales and technical service capacities, 43 are in engineering and 32 are production employees.  At September 30, 2006, the Company employed 208 persons.  There are no collective bargaining agreements with any of the Company’s employees and the Company considers its relations with its employees to be good.

ITEM 1A – RISK FACTORS

The Company designs, manufactures and markets a wide range of video systems and components worldwide and is subject to all business risks that similar technology companies and all other companies encounter in their operations.  Market risks that pertain particularly to the Company are discussed elsewhere in this Form 10-K under Item 1 – Business; Item 3 – Legal Proceedings; Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Item 7A – Quantitative and Qualitative Disclosures about Market Risk.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock is traded on the American Stock Exchange (AMEX) under the symbol (VII).  The following table sets forth for the periods indicated, the range of high and low prices for the Company's Common Stock on AMEX:

Quarter Ended	High	Low

Fiscal 2007
December	3.90	3.07
March	11.50	3.35
June	13.69	7.87
September	15.88	10.05

Fiscal 2006
December	3.68	2.63
March	3.47	2.82
June	3.39	2.60
September	3.65	2.80

The last sale price of the Company’s Common Stock on December 31, 2007 as reported on AMEX was $9.64 per share.  As of December 31, 2007, there were approximately 200 shareholders of record.

The Company has never declared or paid cash dividends on its Common Stock and anticipates that any earnings in the foreseeable future will be retained to finance the growth and development of its business.

On April 26, 2001, the Company announced that its Board of Directors authorized the repurchase of up to $1 million of shares of the Company’s common stock, which represented approximately 9.8% of shares outstanding on the announcement date.  The Company did not repurchase any of its common stock during the three month period ended September 30, 2007.

ITEM 6 - SELECTED FINANCIAL DATA
(in thousands, except per share data)

FISCAL YEAR	2007	2006	2005	2004	2003

Net sales	$69,073	$56,279	$56,056	$53,533	$51,954
Gross profit	29,386	22,094	20,996	19,711	19,091
Operating income (loss)	4,682	(367)	(2,931)	(2,226)	(1,677)
Income (loss) before income taxes	4,921	(397)	(3,069)	(2,210)	(1,739)
Net income (loss)	7,886	(547)	(2,885)	(2,691)	(4,874)
Net income (loss) per share:
Basic	1.67	(.12)	(.63)	(.59)	(1.05)
Diluted	1.59	(.12)	(.63)	(.59)	(1.05)
Total assets	45,034	35,955	34,192	38,867	41,893
Long-term debt	-	1,740	2,062	2,410	2,732
Working capital	26,041	20,181	19,713	22,793	25,333
Property, plant and equipment (net)	5,762	6,229	6,616	7,090	7,286

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal Year 2007 Compared with 2006

Net sales for 2007 increased 23% to $69.1 million compared with $56.3 million in 2006.  Domestic sales increased 22% to $37.0 million compared with $30.3 million in 2006.  International sales increased 23% to $32.1 million compared with $26.0 million in 2006.  The sales increases in these segments resulted from an increased win rate on projects bid during 2007.  The backlog of unfilled orders was $3.8 million at September 30, 2007 compared with $7.2 million at September 30, 2006.

Gross profit margins for 2007 increased to 42.5% compared with 39.3% in 2006.  The margin increase included the benefit of favorable exchange rate changes in Europe, the effects of fixed indirect production costs relative to increased sales in 2007 and reduced product component costs within the Company’s digital video product line.  The Company’s European based operations experienced reduced costs on U.S. sourced product and translation benefit relating to the strengthening of European currencies in relation to the U.S. dollar in 2007.

Operating expenses for 2007 increased to $24.7 million or 35.8% of net sales compared with $22.5 million or 39.9% of net sales in 2006 as a result of increases in sales related costs, engineering and development expense and profit related bonus provisions.  In addition, the Company continued to invest in new product development, incurring $5.2 million of engineering and development expenses in 2007 compared with $4.5 million in 2006.

The Company generated operating income of $4.7 million for 2007 compared with an operating loss of $367,000 for 2006.

Interest expense decreased to $142,000 for 2007 compared with $165,000 in 2006 principally as a result of the paydown of bank borrowings offset, in part, by the effect of increased interest rates during 2007.  Interest and other income increased to $380,000 for 2007 compared with $136,000 in 2006.  The current year includes $168,000 of gains from life insurance proceeds and policies on the death of a retired executive.  In addition, interest income increased due to increased cash balances and interest rate yields in the current year.

The Company recorded an income tax benefit of $3.0 million for 2007 compared with income tax expense of $150,000 for 2006.  The Company did not recognize income tax expense on its U.S. pre-tax income of $3.9 million for 2007 as it utilized available net operating loss carryforwards in the amount of $1.5 million (tax effected).  In the fourth quarter of 2007, the company recorded a $3.4 million tax benefit relating to the recognition of remaining unrecognized U.S. net deferred income tax assets.  The deferred income tax asset recognition was made as a result of an updated assessment of their realization.  The 2007 income tax benefit also included a $399,000 provision for foreign taxes as compared to $150,000 for 2006 relating to profits recorded by the Company’s U.K. subsidiary.

As a result of the foregoing, the Company generated net income of $7.9 million in 2007 compared with a net loss of $547,000 in 2006.

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Fiscal Year 2006 Compared with 2005

Net sales for 2006 increased slightly to $56.3 million compared with $56.1 million in 2005.  Domestic sales increased 4% to $30.3 million compared with $29.1 million in 2005.  International sales decreased 4% to $26.0 million compared with $27.0 million in 2005.  The backlog of unfilled orders was $7.2 million at September 30, 2006 compared with $6.7 million at September 30, 2005.

Gross profit margins for 2006 increased to 39.3% compared with 37.5% in 2005 due principally to production cost reductions within the Company’s digital video product line and a favorable product sales mix.

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

The Company incurred an operating loss of $367,000 in 2006 compared with a loss of $2.9 million in 2005.  The $2.6 million improvement in operating performance in 2006 was due principally to improved gross margins and lower operating expenses.  The current year results include a $525,000 operating loss from the Company’s Videotronic subsidiary compared with a $357,000 loss in 2005.  Since its acquisition on October 1, 2004, this subsidiary has incurred operating losses as it continued to transition from former bankruptcy protection.

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

Income tax expense for 2006 was $150,000 compared with $27,000 in 2005 relating principally to profits reported by the Company’s U.K. subsidiary.  The Company has ceased recognizing tax benefits on its U.S. operating losses due to the uncertainty of their future realization.

An extraordinary gain in the amount of $211,000 was recorded in 2005 relating to the Company’s acquisition of its Videotronic subsidiary.  The gain represents the recovery of tangible net assets acquired in excess of their purchase price.

As a result of the foregoing, the Company incurred a net loss of $547,000 in 2006 compared with a net loss of $2.9 million in 2005.

MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $3.6 million in 2007.  The Company’s net income of $7.9 million included a $3.5 million non-cash benefit relating to the recognition of previously unrecognized U.S. deferred tax assets and $1.1 million of non-cash charges for the year.  The remaining net cash was reduced by increases in accounts receivable and inventories of $1.2 million and $754,000, respectively, relating to increased sales in 2007.  Net cash used in investing activities was $399,000 in 2007 due to $296,000 of general capital expenditures and a $102,000 increase in marketable securities.  Net cash used in financing activities was $43,000 in 2007, which included $327,000 of scheduled repayments of bank mortgage loans offset in part by $285,000 of proceeds received from the exercise of stock options.  As a result of the foregoing, cash increased by $3.2 million in 2007 after the effect of exchange rate changes on the cash position of the Company.

The Company’s U.K. based subsidiary maintains a bank overdraft facility that provides for maximum borrowings of one million Pounds Sterling (approximately $2,048,000) to support its local working capital requirements.  This facility expires in March 2008.  At September 30, 2007 and 2006, there were no outstanding borrowings under this facility.

The following is a summary of the Company’s long-term debt and material operating lease obligations as of September 30, 2007:

Payments Due	Debt	Lease
By Period	Repayments	Commitments	Total

Less than 1 year	$1,748,000	$611,000	$2,359,000
1-3 years	-	323,000	323,000
Totals	$1,748,000	$934,000	$2,682,000

The Company believes that it will have sufficient cash to meet its anticipated operating costs, capital expenditures and debt service requirements for at least the next twelve months.  The Company presently intends to use its cash reserves to repay its $1.7 million mortgage obligation upon its expiration in January 2008.

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

Critical Accounting Policies

The Company’s significant accounting policies are fully described in Note 1 to the consolidated financial statements included in Part IV.  Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.  As it relates to product sales, revenue is generally recognized when products are sold and title is passed to the customer.  Shipping and handling costs are included in cost of sales.  Advance service billings under a national supply contract with one customer are deferred and recognized as revenues on a pro rata basis over the term of the service agreement.  Pursuant to the adoption of EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, the Company evaluates multiple-element revenue arrangements for separate units of accounting, and follows appropriate revenue recognition policies for each separate unit.  Elements are considered separate units of accounting provided that (i) the delivered item has stand-alone value to the customer, (ii) there is objective and reliable evidence of the fair value of the undelivered item, and (iii) if a general right of return exists relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially within the control of the Company.  As applied to the Company, under arrangements involving the sale of product and the provision of services, product sales are recognized as revenue when the products are sold and title is passed to the customer, and service revenue is recognized as services are performed.  For products that include more than incidental software, and for separate licenses of the Company’s software products, the Company recognizes revenue in accordance with the provisions of Statement of Position 97-2, “Software Revenue Recognition”, as amended.

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

The Company writes down its inventory for estimated obsolescence and slow moving inventory equal to the difference between the carrying cost of inventory and the estimated net realizable market value based upon assumptions about future demand and market conditions.  Technology changes and market conditions may render some of the Company’s products obsolete and additional inventory write-downs may be required.  If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  The Company will adopt the provisions of FIN 48 in the first quarter of fiscal 2008.  The Company is currently evaluating the impact, if any, of adopting this pronouncement.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment.  Subsequent changes in fair value must be recorded in earnings.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company does not expect that the adoption of SFAS 159 will have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs.  In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense.  SFAS 141R is effective for fiscal years beginning after December 15, 2008.  The Company has not yet evaluated the impact, if any, of adopting this pronouncement.
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity.  This new consolidation method will significantly change the accounting for transactions with minority interest holders.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The Company has not yet evaluated the impact, if any, of adopting this pronouncement.

Foreign Currency Activity

The Company’s foreign exchange exposure is principally limited to the relationship of the U.S. dollar to the British pound sterling, the Euro and the Israeli shekel.

Sales by the Company’s U.K. and German based subsidiaries to customers in Europe are made in British pounds sterling (pounds) or Eurodollars (Euros).  In fiscal 2007, approximately $6.0 million of products were sold by the Company to its U.K. based subsidiary for resale.  The Company attempts to minimize its currency exposure on intercompany sales through the purchase of forward exchange contracts.

The Company’s Israeli based subsidiary incurs shekel based operating expenses which are funded by the Company in U.S. dollars.  In past years, the Company purchased forward exchange contracts to hedge its currency exposure on these expenses during periods of favorable fluctuating exchange rates.

As of September 30, 2007, the Company had forward exchange contracts outstanding with notional amounts aggregating $2.0 million.  The Company also attempts to reduce the impact of an unfavorable exchange rate condition through cost reductions from its suppliers and shifting product sourcing to suppliers transacting in more stable and favorable currencies.

In general, the Company seeks lower costs from suppliers and enters into forward exchange contracts to mitigate short-term exchange rate exposures.  However, there can be no assurance that such steps will be effective in limiting long-term foreign currency exposure.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates.  The Company has a policy that prohibits the use of currency derivatives or other financial instruments for trading or speculative purposes.

The Company enters into forward exchange contracts to hedge certain foreign currency exposures and minimize the effect of such fluctuations on reported earnings and cash flow (see “Foreign Currency Activity”, Note 1 “Derivative Instruments” and “Fair Value of Financial Instruments” to the accompanying financial statements).  At September 30, 2007, the Company’s foreign currency exchange risks included an aggregate $2.1 million of intercompany account balances between the Company and its subsidiaries, which are short term and will be settled in fiscal 2008.  The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant.

At September 30, 2007, a 10% strengthening or weakening of the U.S. dollar versus the British pound would result in a $208,000 decrease or increase, respectively, in the intercompany accounts receivable balance.  At September 30, 2007, the British Pound to U.S. Dollar exchange risk was hedged by $2.0 million of forward exchange contracts.

At September 30, 2007, the Company had $1.2 million of outstanding floating rate bank debt which was covered by an interest rate swap agreement that effectively converts the foregoing floating rate debt to a stated fixed rate (see “Note 5. Long-Term Debt” to the accompanying financial statements).  Thus, the Company has substantially no net interest rate exposures on these instruments.  However, the Company had approximately $498,000 of floating rate bank debt that is subject to interest rate risk as it was not covered by an interest rate swap agreement.  The Company does not believe that a 10% fluctuation in interest rates would have a material effect on its consolidated financial position and results of operations.

Related Party Transactions

Refer to Item 13 and “Note 13. Related Party Transactions” to the accompanying financial statements.

Inflation

The impact of inflation on the Company has been minimal in recent years as the rate of inflation remains low.  However, inflation continues to increase costs to the Company.  As operating expenses and production costs increase, the Company principally seeks to increase sales and lower its product cost where possible.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

Statements in this Report on Form 10-K and other statements made by the Company or its representatives that are not strictly historical facts including, without limitation, statements included herein under the captions “Results of Operations” and “Liquidity and Financial Condition” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 that should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. The forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance and/or achievements of the Company to differ materially from any future results, performance or achievements, express or implied, by the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, and that in light of the significant uncertainties inherent in forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.  The Company also assumes no obligation to publicly update or revise its forward-looking statements or to advise of changes in the assumptions and factors on which they are based.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15, for an index to consolidated financial statements and financial statement schedules.

ITEM 9A – CONTROLS AND PROCEDURES

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the fiscal year ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers and Directors of the Company are as follows:

Name	Age	Position

Kenneth M. Darby	61	Chairman of the Board, President and
		Chief Executive Officer
John M. Badke	48	Senior Vice President, Finance and
		Chief Financial Officer
Peter A. Horn	52	Vice President, Operations
Bret M. McGowan	42	Vice President, U.S. Sales and Marketing
Yacov A. Pshtissky	56	Vice President, Technology and Development
Joan L. Wolf	53	Executive Administrator and
		Corporate Secretary
Christopher J. Wall	54	Managing Director, Vicon Industries Ltd.
Yigal Abiri	58	General Manager, Vicon Systems Ltd.
Clifton H.W. Maloney	70	Director
Peter F. Neumann	73	Director
W. Gregory Robertson	64	Director
Arthur D. Roche	69	Director

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

John M. Badke – Senior Vice President, Finance and Chief Financial Officer.  Mr. Badke has been Senior Vice President, Finance since May 2004 and Chief Financial Officer since December 1999.  Previously, he was Vice President, Finance since October 1998 and served as Controller since joining the Company in 1992.  Prior to joining the Company, Mr. Badke was Controller for NEK Cable, Inc. and an audit manager with the international accounting firms of Arthur Andersen & Co. and Peat Marwick Main & Co.

Peter A. Horn - Vice President, Operations.  Mr. Horn has been Vice President, Operations since June 1999.  From 1995 to 1999, he was Vice President, Compliance and Quality Assurance.  Prior to that time, he served as Vice President in various capacities since his promotion in May 1990.

Bret M. McGowan – Vice President, U.S. Sales and Marketing.  Mr. McGowan has been Vice President, U.S. Sales and Marketing since April 2005.  From 2001 to 2005, he served as Vice President, Marketing.  Previously, he served as Director of Marketing since 1998 and as Marketing Manager since 1994.  He joined the Company in 1993 as a Marketing Specialist.

Yacov A. Pshtissky - Vice President, Technology and Development.  Mr. Pshtissky has been Vice President, Technology and Development since May 1990. Mr. Pshtissky was Director of Electrical Product Development from March 1988 through April 1990.

Joan L. Wolf – Executive Administrator and Corporate Secretary. Ms. Wolf has been Executive Administrator since she joined the Company in 1990 and was appointed to the non-operating officer position of Corporate Secretary in May 2002.

Christopher J. Wall - Managing Director, Vicon Industries, Ltd.  Mr. Wall has been Managing Director, Vicon Industries Ltd. since February 1996.  Previously he served as Financial Director, Vicon Industries, Ltd. since joining the Company in 1989.  Prior to joining the Company he held a variety of senior financial positions within Westland plc, a UK aerospace company.

Yigal Abiri – General Manager, Vicon Systems Ltd.  Mr. Abiri has been General Manager, Vicon Systems Ltd. since joining the Company in August 1999.  Previously, he served as President of QSR, Ltd., a developer and manufacturer of remote video surveillance equipment.

Clifton H.W. Maloney – Director.  Mr. Maloney has been a director of the Company since May 2004.  Mr. Maloney is the President of C.H.W. Maloney & Co., Inc., a private investment firm that he founded in 1981. From 1974 to 1984, he was a Vice President in investment banking at Goldman, Sachs & Co.  Mr. Maloney is a Director of Interpool, Inc., Chromium Industries, Inc. and The Wall Street Fund.  His current term on the Board ends in May 2010.

Peter F. Neumann - Director.  Mr. Neumann has been a director of the Company since 1987.  He is the retired President of Flynn-Neumann Agency, Inc., an insurance brokerage firm.  Mr. Neumann's current term on the Board ends in May 2009.

W. Gregory Robertson - Director.  Mr. Robertson has been a director of the Company since 1991.  He is President of TM Capital Corporation, a financial services company which he founded in 1989.  From 1985 to 1989, he was employed by Thomson McKinnon Securities, Inc. as head of investment banking and public finance.  Mr. Robertson’s current term on the Board ends in May 2010.

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

Audit Committee Financial Expert

All named directors other then Mr. Darby are independent directors and members of the Audit Committee.  The Board of Directors has determined that Arthur D. Roche, Chairman of the Audit Committee, qualifies as an “Audit Committee Financial Expert”, as defined by Securities and Exchange Commission Rules, based on his education, experience and background.  Mr. Roche is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all its employees, including its chief executive officer, chief financial and accounting officer, controller, and any persons performing similar functions.  Such Code of Ethics is published on the Company’s internet website (www.vicon-cctv.com).

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended September 30, 2007 and certain written representations that no Form 5 is required, no person who, at any time during the year ended September 30, 2007 was a director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the year ended September 30, 2007, except that Messrs. Darby, Badke, Horn, McGowan, Wall, Maloney, Neumann and Roche each filed one late report on Form 4 and Messrs. Pshtissky and Abiri each filed two late reports on Form 4.

ITEM 11 - EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy and Objectives of Our Compensation Program

The Company’s compensation programs are intended to enable it to attract, motivate, reward and retain the management talent required to achieve corporate objectives, and thereby increase stockholder value. It is the Company’s policy to provide incentives to senior management to achieve both short-term and long-term objectives and to reward exceptional performance and contributions to the development of the business. To attain these objectives, the executive compensation program includes four key components:

 Base Salary.    Base salary for the Company’s executives is intended to provide competitive remuneration for services provided to the Company over a one-year period. Base salaries are set at levels designed to attract and retain the most appropriately qualified individuals for each of the key management level positions within the Company.

Cash Incentive Bonuses.    The Company's bonus programs are intended to reward executive officers for the achievement of various annual performance goals approved by the Company’s Board of Directors. For fiscal 2007, a performance based bonus plan was established for certain of the Company’s executive officers, including among others Kenneth M. Darby, Chief Executive Officer; John M. Badke, Chief Financial Officer; and Peter A. Horn, Vice President of Operations, whereby the participants would earn specified profit based bonuses upon the achievement of a certain minimum annual pretax profit target as defined by the Company’s Board of Directors. Under such plan, Messrs. Darby, Badke and Horn earned bonuses of $347,000, $173,000 and $116,000, respectively, based upon six percent (6%), three (3%) and two (2%), respectively, of the Company’s consolidated pretax profit for 2007, after certain adjustments. In addition, performance based bonus plans were established for Christopher J. Wall, the Company’s European subsidiary Managing Director and Bret M. McGowan, Vice President, U.S. Sales and Marketing, for fiscal year 2007 whereby Mr. Wall would earn an amount equal to between 2% and 6% (based on achievement levels) of the combined pretax operating profits of the Company’s Europe based subsidiaries and Mr. McGowan will earn a specified commission upon achieving certain U.S. sales targets. Under such plans, Mr. Wall earned a bonus of $188,000 for fiscal 2007 and Mr. McGowan earned commissions of $60,641 during fiscal 2007.

        Equity-based Compensation.    Equity-based compensation is designed to provide incentives to the Company’s executive officers to build shareholder value over the long term by aligning their interests with the interest of shareholders. Historically, equity-based compensation consisted of stock options granted by the Compensation Committee under the Company’s stock option plans. In May 2007, the Company received shareholder approval on a Stock Incentive Plan covering 500,000 shares of Common Stock that includes Restricted and other stock awards in addition to options.  The Compensation Committee determined that such a plan provides more flexibility in determining the best form of equity-based grants to effectively motivate the Company’s officers and key employees. The Committee believes that equity-based compensation provides an incentive that focuses the executive's attention on managing the company from the perspective of an owner with an equity stake in the business. Among our executive officers, the number of shares of stock awarded or common stock subject to options granted to each individual generally depends upon the level of that officer's responsibility. The largest grants are generally awarded to the most senior officers who, in the view of the Compensation Committee, have the greatest potential impact on the Company’s profitability and growth. Previous grants of stock options or stock grants are reviewed in determining the size of any executive's award in a particular year. In fiscal 2007, the Compensation Committee awarded a total of 47,000 stock options to named executive officers, including 10,000 to Mr. Darby, 15,000 to Mr. Badke, 5,000 to Mr. Wall, 3,500 to Mr. Horn and 13,500 to Mr. McGowan .

In March 2007, the Board of Directors adopted the Company’s 2007 Stock Incentive Plan, which was approved by the Company’s stockholders at its Annual Meeting of Stockholders held on May 18, 2007. Under such plan, a total of 500,000 shares of Common Stock were reserved for issuance and include the grant of stock options, restricted stock and other stock awards as determined by the Compensation Committee. The purpose of the Stock Incentive Plan is to attract and retain executive management by providing them with appropriate equity-based incentives and rewards for superior performance and to provide incentive to a broader range of employees.  At September 30, 2007, no grants were made under the plan.

                Retirement, Health and Welfare Benefits and Other Perquisites. The Company’s executive officers are entitled to a specified retirement/severance benefit pursuant to employment agreements as detailed below.

In addition, the executive officers are entitled to participate in all of the Company’s employee benefit plans, including medical, dental, group life, disability, accidental death and dismemberment insurance and the Company’s sponsored 401(k) and mandated foreign Retirement Plans. Further, Mr. Wall receives a supplemental retirement benefit in the form of a defined contribution of five percent (5%) of his annual salary. The Company also provides its Chief Executive Officer with a country club membership and certain additional insurances not covered by primary insurance plans available to other employees and certain of the Company’s named executive officers are provided a leased car.

Employment Agreements

The Company has entered into employment agreements with its named executive officers that provide an annual base salary through date of expiration and certain benefits upon termination of employment or change in control of the Company without Board of Director approval. Under Mr. Darby’s employment agreement, he is entitled to receive a lump sum payment equal to the balance owing under his agreement in the event of a change in control of the Company under any condition. All the other agreements provide the named executive officer with a payment of three times their average annual compensation for the previous five year period if there is a change in control of the Company without Board of Director approval, as defined. Such payment can be taken in a present value lump sum or equal installments over a three year period. The agreements also provide the named executive officers other than Mr. Darby with certain severance/retirement benefits upon certain occurrences including termination of employment without cause as defined, termination of employment due the Company’s breach of specified employment conditions (good reason termination), death, disability or retirement at a specified age. Such severance/retirement benefit provisions survive the expiration of the agreements and include a fixed stated benefit of $350,000 for Mr. Badke, $200,000 (100,000 Pounds Sterling) for Mr. Wall, $316,000 for Mr. Horn and $290,000 for Mr. McGowan.  In addition, Messrs. Badke and Horn each receive an additional deferred compensation benefit upon such employment termination occurrences in the form of 6,561 and 9,759 shares, respectively, of the Company’s common stock.

On August 28, 2007, the Company entered into a one-year employment agreement with Kenneth M. Darby, the Company’s Chief Executive Officer, to expire on September 30, 2008. The terms of the new agreement provide for a $75,000 increase in Mr. Darby’s annual base salary to $400,000 effective October 1, 2007. In the event the agreement is terminated prior to its expiration for reasons other than cause as defined, Mr. Darby is entitled to receive all remaining salary owed him through its expiration.

Mr. Badke and Mr. Horn are subject to two year employment agreements that expired December 31, 2007 and provide for annual base salaries of $180,000 and $163,000, respectively.  Messrs. Wall and McGowan had one year employment agreements that expired on September 30, 2007.  Mr. Wall has executed a new agreement which expires on September 30, 2008.

On October 25, 2007, the Compensation Committee of the Board approved the following annual base salary increases for the named executive officers of the Company other than Mr. Darby effective October 1, 2007:

Name	Title	2007 Base Salary ($)	2008 Base Salary ($)
John M. Badke	Senior Vice President and Chief Financial Officer	$180,000	$190,000
Christopher J. Wall	Managing Director of Vicon Industries, Ltd. (Europe)	$200,000	$210,000
Peter A. Horn	Vice President, Operations	$163,000	$168,000
Bret M. McGowan	Vice President, U.S. Sales and Marketing	$170,000	$180,000

2007 Summary Compensation Table

The following table sets forth all compensation for the fiscal year ended September 30, 2007 awarded to or earned by the Company’s Chief Executive Officer, Chief Financial Officer and by each of our other named executive officers whose total compensation exceeded $100,000 during such period.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)		Non-Equity Incentive Plan Compen- sation ($)(3)		Change in Pension Value and Nonqualified Deferred Compensation ($)		All Other Compen-sation ($)(2)		Total ($)

Kenneth M. Darby	2007	$325,000	-	-	$27,495	(1)	$346,711	(3)	$852,429	(4)	$22,324	(2)	$1,573,959
Chairman and Chief
Executive Officer

John M. Badke	2007	$180,000	-	-	$17,252	(1)	$173,355	(3)	-		$7,152	(2)	$377,759
Senior Vice President and
Chief Financial Officer

Christopher J. Wall	2007	$200,000	-	-	$11,263	(1)	$188,490	(5)	-		$25,014	(2)	$424,767
Managing Director
Vicon Industries, Ltd.

Peter A. Horn	2007	$163,000	-	-	$8,375	(1)	$115,570	(3)	-		$7,244	(2)	$294,189
Vice President, Operations

Bret M. McGowan	2007	$170,000	-	-	$12,856	(1)	$60,641	(6)	-		$6,000	(2)	$249,497
Vice President, U.S.
Sales and Marketing

(1)
Represents the compensation costs recognized for financial statement reporting purposes in fiscal 2007 for the fair value of stock options in accordance with Statement of Financial Accounting Standards No. 123R, rather than an amount paid to or realized by the named executive officer.  (See "Note 1" under the caption "Accounting for Stock-Based Compensation" to the accompanying financial statements).

(2)
All Other Compensation in fiscal 2007 represents: (a) Automobile expense of $11,857, $7,152, $15,380, $7,244 and $6,000, paid by the company for Messrs. Darby, Badke, Wall, Horn and McGowan, respectively, (b) Country club membership of $8,257 and long-term disability insurance of $2,210 paid by the Company for Mr. Darby and (c) Supplemental retirement contributions of $9,634 for Mr. Wall.

(3)	Represents cash awards under the Company’s 2007 performance based bonus plan. These amounts were earned in fiscal 2007 and paid in fiscal 2008.

(4)
Represents the distribution of a $620,000 severance/retirement benefit and 70,647 shares of the Company’s common stock with a market value of $232,429 upon the expiration of Mr. Darby’s previous employment agreement on September 30, 2006.  Such amounts were earned by Mr. Darby over his thirty years of service with the Company and charged to expense over prior year periods.

(5)	Represents cash award under Mr. Wall’s performance based bonus plan.

(6)	Represents sales commissions earned in fiscal 2007.

Compensation of Named Executive Officers

The Summary Compensation Table should be read in conjunction with the tables and narrative descriptions that follow. The Outstanding Equity Awards at Fiscal 2007 Year-End and Option Exercises and Stock Vested in Fiscal 2007 tables provide further information on the named executive officers' potential realizable value and actual value realized with respect to their equity awards.

2007 Grants of Plan-Based Awards

The following table provides information on the annual incentive bonuses the named executive officers were eligible to receive in fiscal 2007 under performance based plans. There were no Equity Incentive Plan Awards or Other Stock Awards in fiscal 2007.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)		Maximum ($)	All Other Option Awards: Number of Shares of Stock or Units (#)(3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock Option Awards ($)(4)

Kenneth M. Darby	2007	-	$175,000	(1)	-
Chairman and Chief	10/25/06					10,000	$3.59	$20,300
Executive Officer

John M. Badke	2007	-	$72,000	(1)	-
Senior Vice President	10/25/06					15,000	$3.59	$30,450
and Chief Financial Officer

Christopher J. Wall	2007	-	$44,620	(2)	-
Managing Director	10/25/06					5,000	$3.59	$10,150
Vicon Industries, Ltd.

Perter A. Horn	2007	-	$48,000	(1)	-
Vice President, Operations	10/25/06					3,500	$3.59	$7,105

Bret M. McGowan	2007	-	$52,500	(3)	-
Vice President,	10/25/06					13,500	$3.59	$27,405
U.S. Sales and Marketing

(1)
The amounts shown reflect targeted cash payments for achievement of a certain minimum annual pretax profit target as defined by the Company’s Board of Directors under the Company’s 2007 performance based bonus plan.

(2)	Amount represents targeted cash payment for achievement of budgeted pretax operating profits, as defined, of the Company’s Europe based subsidiaries under his performance based bonus plan.

(3)	Amount represents targeted cash payment for achievement of U.S. domestic sales quota.

(4)
The amounts represent the full grant date fair value of stock options granted in 2007 in accordance with Statement of Financial Accounting Standards No. 123R, which will be expensed in the Company’s financial statements over the awards’ vesting period.  (See “Note 1” under the caption “Accounting for Stock-Based Compensation” to the accompanying financial statements.)

Outstanding Equity Awards at Fiscal 2007 Year-End

The following table sets forth information with respect to the outstanding equity awards of the named executive officers as of September 30, 2007. There were no Equity Incentive Plan Awards in fiscal 2007.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Kenneth M. Darby	16,129	(1)	-		-	$3.95	08/12/09
Chairman and Chief	-		10,000	(1)	-	$3.59	10/25/12
Executive Officer

John M. Badke	3,500	(1)	-		-	$3.05	11/15/07
Senior Vice President	15,000	(1)	-		-	$2.80	11/04/08
and Chief Financial	10,000	(1)	-		-	$3.95	08/12/09
Officer	1,500	(1)	3,500	(1)	-	$3.00	05/27/11
	3,000	(2)	2,000	(2)	-	$3.17	12/09/10
	-		15,000	(1)	-	$3.59	10/25/12

Christopher J. Wall	10,000	(1)	-		-	$2.80	11/04/08
Managing Director	10,000	(1)	-		-	$3.95	08/12/09
Vicon Industries, Ltd.	1,501	(1)	3,499	(1)	-	$3.00	05/27/11
	-		5,000	(1)	-	$3.17	12/09/11
	-		5,000	(1)	-	$3.59	10/25/12

Peter A. Horn	3,500	(1)	-		-	$3.05	11/15/07
Vice President, Operations	10,000	(1)	-		-	$2.80	11/04/08
	5,000	(1)	-		-	$3.95	08/12/09
	1,500	(1)	3,500	(1)	-	$3.00	05/27/11
	-		5,000	(1)	-	$3.17	12/09/11
	-		3,500	(1)	-	$3.59	10/25/12

Bret M. McGowan	3,500	(1)	-		-	$3.05	11/15/07
Vice President	7,500	(1)	-		-	$2.80	11/04/08
U.S. Sales and Marketing	5,000	(1)	-		-	$3.95	08/12/09
	1,500	(1)	3,500	(1)	-	$3.00	05/27/11
	1,154	(2)	770	(2)	-	$3.17	12/09/10
	-		3,076	(1)	-	$3.17	12/09/10
	-		13,500	(1)	-	$3.59	10/25/12

(1)
Options vest over a four year period at 30% of the shares on the first anniversary of the grant date, 30% of the shares on the second anniversary of the grant date and the remaining 40% of the shares on the third anniversary of the grant date. Options expire after the sixth anniversary of the grant date.

(2)
 Options vest over a three year period at 30% of the shares on the grant date, 30% of the shares on the first anniversary of the grant date and the remaining 40% of the shares on the second anniversary of the grant date. Options expire after the fifth anniversary of the grant date.

Option Exercises and Stock Vested in Fiscal 2007

The following table sets forth information with respect to the number of options granted to the named executive officers in previous years that were exercised or vested during the fiscal year ended September 30, 2007, as well as the value of the stock on the exercise date. There was no stock award vesting in fiscal 2007.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)

Kenneth M. Darby	50,000	$248,500	(1)
Chairman and Chief Executive Officer	33,871	$129,387	(2)

John M. Badke	12,500	$6,750	(3)
Senior Vice President and Chief Financial Officer

(1)	Represents the difference between the closing price of the Company’s common stock of $7.77 on February 23, 2007, the date of exercise, and the exercise price of $2.80, multiplied by 50,000 shares.

(2)	Represents the difference between the closing price of the Company’s common stock of $7.77 on February 23, 2007, the date of exercise, and the exercise price of $3.95, multiplied by 33,871 shares.

(3)	Represents the difference between the closing price of the Company’s common stock of $3.59 on November 14, 2006, the date of exercise, and the exercise price of $3.05, multiplied by 12,500 shares.

Potential Payments Upon Change in Control or Employment Termination

As described above under the section entitled "Compensation Discussion and Analysis—Employment Agreements", the Company has entered into employment agreements with certain of its named executive officers. These agreements provide for certain payments in the event of a change in control of the Company (as defined) with or without Board of Director approval (Change in Control) and post-employment severance benefits in the event of employment termination under certain circumstances.

The following table sets forth the Company’s obligations to the named executive officers in the event that a Change in Control had occurred as of September 30, 2007 and post-termination obligations assuming the officers respective employment was terminated under certain circumstances as of September 30, 2007 absent a Change in Control.

Name	Change in Control ($)		Employment Termination by Company under Certain Circumstances ($)

Kenneth M. Darby
Salary	$400,000	(2)	$400,000	(2)

John M. Badke
Salary	$488,354	(1)	$350,000	(3)
Deferred Compensation Shares	$76,632	(4)	$76,632	(4)
Total	$564,986		$426,632

Christopher J. Wall
Salary	-		$200,000	(3)

Peter A. Horn
Salary	$452,354	(1)	$316,000	(3)
Deferred Compensation Shares	$113,985	(5)	$113,985	(5)
Total	$566,339		$429,985

Bret McGowan
Salary	$401,754	(1)	$290,000	(3)

(1)
Represents obligation in the event of a change in control of the Company (as defined) without Board of Director approval calculated at three times the average annual base salary of the officer for the five year period preceding the Change of Control payable in either a present value lump sum or in equal monthly installments over a three year period as assumed in this computation.

(2)	Mr. Darby has the right to terminate his agreement upon a change in control with or without the Board of Directors approval and receive the balance owing under his agreement.

(3)
Specified amounts are payable in equal monthly payments over a twenty four (24) month period. Certain Agreements contain a provision that allows for the deferral of such payments due within the first six month period if not exempted from Section 409A of the Internal Revenue Code.

(4)
Represents 6,561 shares of the Company’s common stock due Mr. Badke upon employment termination valued at the closing market price of the Company’s common stock at September 30, 2007, excluding any market discount due to the restricted stock designation on the shares.

(5)
Represents 9,759 shares of the Company’s common stock due Mr. Horn upon employment termination valued at the closing market price of the Company’s common stock at September 30, 2007, excluding any market discount due to the restricted stock designation on the shares.

Fiscal 2007 Directors' Compensation

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended September 30, 2007.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)(3)		All Other Compensation ($)	Total ($)

Clifton H.W. Maloney	$30,800	-	$9,109	(2)	-	$39,909

Peter F. Neumann	$30,800	-	-		-	$30,800

W. Gregory Robertson	$29,600	-	-		-	$29,600

Arthur D. Roche	$38,800	-	-		-	$38,800

(1)
Directors who are not employees of the Company receive an annual fee of $20,000 for regular Board meetings and $1,200 per committee meeting attended in person or by teleconference. The Chairman of the Audit Committee also receives an additional annual retainer of $8,000.

(2)
Represents the compensation costs recognized for financial statement reporting purposes in fiscal 2007 for the fair value of stock options in accordance with Statement of Financial Accounting Standards No. 123R, rather than an amount paid to or realized by the named director.  (See "Note 1" under the caption "Accounting for Stock-Based Compensation" to the accompanying financial statements).

(3)
On October 25, 2006, Mr. Maloney was granted 5,000 options to purchase common stock at the closing market price of $3.59 per share.  As of September 30, 2007, Messrs. Maloney, Robertson and Roche held 20,000, 20,000 and 15,569 stock options, respectively.

Directors’ Compensation and Term

Directors who are not employees of the Company (named directors other than Mr. Darby) receive an annual fee of $20,000 for regular Board meetings and $1,200 per committee meeting attended in person or by teleconference.  The Chairman of the Audit Committee also receives an additional annual retainer of $8,000.  Employee directors are not compensated for Board or committee meetings.  Directors may not stand for reelection after age 70, except that any director may serve one additional three-year term after age 70 with the unanimous consent of the Board of Directors.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors consists of Messrs. Maloney, Neumann, Robertson and Roche, none of whom has ever been an officer of the Company except for Mr. Roche, who served as Executive Vice President from August 1993 until his retirement in November 1999.

Board Compensation Committee Report

The Compensation Committee’s compensation policies applicable to the Company’s officers for 2007 were to pay a competitive market price for the services of such officers, taking into account the overall performance and financial capabilities of the Company and the officer's individual level of performance.

Mr. Darby makes recommendations to the Compensation Committee as to the base salary and incentive compensation of all officers other than himself.  The Committee reviews these recommendations with Mr. Darby and, after such review, determines compensation.  In the case of Mr. Darby, the Compensation Committee makes its determination after direct negotiation with him.  For each officer, the Committee's determinations are based on its conclusions concerning each officer's performance and comparable compensation levels for similarly situated officers at comparable companies.  The overall level of performance of the Company is taken into account but is not specifically related to the base salary of these officers.  Also, the Company has established incentive compensation plans for certain officers, which provide for a specified bonus upon the Company’s achievement of certain annual sales and/or profitability targets.

The Compensation Committee grants options to officers to link compensation to the performance of the Company.  Options are exercisable in the future at the fair market value at the time of grant, so that an officer granted an option is rewarded by the increase in the price of the Company’s stock.  The Committee grants options to officers based on significant contributions of such officer to the performance of the Company.  In addition, in determining Mr. Darby’s salary and bonus for service as Chief Executive Officer, the Committee considers the responsibility assumed by him in formulating, implementing and managing the operational and strategic objectives of the Company.

The Compensation Committee has reviewed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with the Company’s management.  Based on such review and discussion, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Submitted by the Compensation Committee,

Peter F. Neumann, Chairman               Clifton H.W. Maloney
W. Gregory Robertson                          Arthur D. Roche

This graph compares the return of $100 invested in the Company’s stock on October 1, 2002, with the return on the same investment in the AMEX U.S. Market Index and the AMEX Technology Index.

(The following table was represented by a chart in the printed material)

		AMEX U.S.	AMEX
Date	Vicon Industries, Inc.	Market Index	Technology Index

10/01/02	100	100	100
10/01/03	134	128	144
10/01/04	152	149	166
10/01/05	99	176	170
10/01/06	106	190	185
10/01/07	377	224	263

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the Company’s Common Stock as of December 31, 2007 by (i) those persons known by the Company to be beneficial owners of more than 5% of the Company’s outstanding Common Stock; (ii) each current executive officer named in the Summary Compensation Table; (iii) each director; and (iv) all directors and executive officers as a group.

Name and Address	Number of Shares
of Beneficial Owner	Beneficially Owned (1)		% of Class
CBC Co., Ltd. and affiliates
2-15-13 Tsukishima, Chuo-ku,
Tokyo, Japan 104	543,715		10.8%

Dimensional Fund Advisors
1299 Ocean Avenue
Santa Monica, CA 90401	392,758	(2)	7.8%

Renaissance Technologies, Corp.
800 Third Avenue
New York, NY 10022	345,100	(3)	6.8%

Bridgeway Capital Management, Inc.
5615 Kirby Drive, Suite 518
Houston, TX 77005	264,682		5.2%

C/O Vicon Industries, Inc.
Kenneth M. Darby	335,502	(4)	6.6%
Arthur D. Roche	84,654	(5)	1.7%
Peter A. Horn	54,697	(10)	1.1%
John M. Badke	48,319	(6)	*
Peter F. Neumann	37,072		*
Christopher J. Wall	35,301	(7)	*
W. Gregory Robertson	31,900	(8)	*
Bret McGowan	20,347	(9)	*
Clifton H.W. Maloney	20,000	(11)	*
Total all Executive Officers and
Directors as a group (12 persons)	705,685	(12)	14.0%

* Less than 1%

(1)    Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment control over the shares of stock owned.

(2)    Dimensional Fund Advisors had voting control over 384,258 shares and investment control over 392,758 as investment advisor and manager for various mutual funds and other clients. These shares are beneficially owned by such mutual funds or other clients.
(3)    Renaissance Technologies, Corp. had voting control over 323,200 shares and investment control over 345,100 shares.
(4)    Includes currently exercisable options to purchase 16,129 shares.
(5)    Includes 15,000 shares held by Mr. Roche’s wife and currently exercisable options to purchase 10,000 shares.
(6)    Includes currently exercisable options to purchase 31,500 shares.
(7)    Includes currently exercisable options to purchase 23,001 shares.
(8)    Includes currently exercisable options to purchase 18,575 shares.
(9)    Includes currently exercisable options to purchase 16,847 shares.
(10)  Includes currently exercisable options to purchase 18,000 shares.
(11)  Includes currently exercisable options to purchase 20,000 shares.
(12)  Includes currently exercisable options to purchase 170,945 shares.

EQUITY COMPENSATION PLAN INFORMATION
at September 30, 2007

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans
approved by security holders	406,681	$3.45	507,933

Equity compensation plans not
approved by security holders	-	-	-

Total	406,681	$3.45	507,933

EQUITY COMPENSATION GRANTS NOT APPROVED BY SECURITY HOLDERS

Through September 30, 2007 the Company had granted certain of its officers with deferred compensation benefits aggregating 33,251 shares of common stock currently held by the Company in treasury.  Such shares vest upon retirement.  All shares vest earlier under certain occurrences including death, involuntary termination or a change in control of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company and CBC Co., Ltd. (CBC), a Japanese corporation which beneficially owns 10.8% of the outstanding shares of the Company, have been conducting business with each other since 1979.  During this period, CBC has served as a lender, a product supplier and a private label reseller of the Company’s products. In fiscal 2007, the Company purchased approximately $362,000 of products from or through CBC.  CBC competes with the Company in various markets, principally in the sale of video products and systems.  Sales of Vicon products to CBC were $163,000 in 2007.

To date, the Company has not adopted a formal written policy with respect to related party transactions.  However, an informal, unwritten policy has been in place whereby all such related-party transactions are reported to, and approved by, the full Board of Directors (other than any interested director).  Given the SEC’s reporting requirements, the Board of Directors is considering whether to adopt a formal written policy with respect to related-party transactions.

All named directors other than Mr. Darby are independent directors in accordance with American Stock Exchange listing requirements.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table details: the aggregate fee arrangements with BDO Seidman, LLP for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the financial statements included in the Company’s quarterly reports on Form 10-Q; the aggregate fees billed by BDO Seidman, LLP for audit related matters and; the aggregate fees billed by BDO Seidman, LLP for tax compliance, tax advice and tax planning during fiscal years ended September 30, 2007 and 2006:

	2007	2006
Audit fees	$231,000	$171,000
Audit related fees	$5,000	$4,000
Tax fees	$35,000	$39,000

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

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

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)  Financial Statements

         Included in Part IV, Item 15:

         Report of Independent Registered Public Accounting Firm

         Financial Statements:

Consolidated Statements of Operations, fiscal years ended September 30, 2007, 2006, and 2005

Consolidated Balance Sheets at September 30, 2007 and 2006

Consolidated Statements of Shareholders’ Equity, fiscal years ended September 30, 2007, 2006, and 2005

Consolidated Statements of Cash Flows, fiscal years ended September 30, 2007, 2006, and 2005

Notes to Consolidated Financial Statements, fiscal years ended September 30, 2007, 2006, and 2005

(a) (2)  Financial Statement Schedule

         Included in Part IV, Item 15:

         Schedule II  -  Valuation and Qualifying Accounts for the years ended September 30, 2007, 2006, and 2005

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

15(a)(3)      Exhibits

Number	Description
3.1
Articles of Incorporation and By-Laws, as amended (Incorporated by reference to the 1985 Annual Report on Form 10-K; Form S-2 filed in Registration Statement No. 33-10435 and Exhibit A, B and C of the 1987 Proxy Statement)

3.2	Amendment of the Company’s By-Laws effective January 1, 2008
3.3	Amendment of the Certificate of Incorporation dated May 7, 2002 (Incorporated by reference to the 2002 Annual Report on Form 10-K)
4	Rights Agreement dated December 4, 2001 between the Registrant and Computershare Investor Services (Incorporated by reference to the 2001 Annual Report on Form 10-K)
10.1	Employment Agreement effective as of October 1, 2007 between the Registrant and Kenneth M. Darby (Incorporated by reference to the Current Report on Form 8-K dated September 7, 2007)
10.2	Common Stock Lock-up Agreement dated November 10, 2006 between the Registrant and Kenneth M. Darby (Incorporated by reference to the Current Report on Form 8-K dated November 16, 2006)
10.3	1994 Non-Qualified Stock Option Plan for Outside Directors (Incorporated by reference to the 1994 Annual Report on Form 10-K)
10.4	1996 Incentive Stock Option Plan (Incorporated by reference to the 1997 Annual Report on Form 10-K)
10.5	1996 Non-Qualified Stock Option Plan for Outside Directors (Incorporated by reference to the 1997 Annual Report on Form 10-K)
10.6	Loan Agreement between the Registrant and The Dime Savings Bank of New York, FSB dated January 29, 1998 (Incorporated by reference to the December 31, 1997 filing on Form 10-Q)
10.7	Mortgage Note between the Registrant and The Dime Savings Bank of New York, FSB dated January 29, 1998 (Incorporated by reference to the December 31, 1997 filing on Form 10-Q)
10.8
Mortgage and Security Agreement in the amount of $2,512,000 between the Registrant and The Dime Savings Bank of New York, FSB dated January 29, 1998 (Incorporated by reference to the December 31, 1997 filing on Form 10-Q)

10.9	Interest rate master swap agreement between the Registrant and KeyBank National Association dated December 11, 1997 (Incorporated by reference to the December 31, 1997 filing on Form 10-Q)
10.10	Schedule to the master agreement between the Registrant and KeyBank National Association dated December 11, 1997 (Incorporated by reference to the December 31, 1997 filing on Form 10-Q
10.11
Swap transaction confirmation with a notional amount of $2,512,000 between the Registrant and KeyBank National Association dated December 30, 1997 (Incorporated reference to the December 31, 1997 filing on Form 10-Q)

10.12	Advice of borrowing terms between the Registrant and National Westminster Bank PLC dated March 6, 2006 (Incorporated by reference to the March 31, 2006 filing on Form 10-Q)
10.13	Loan Agreement between the Registrant and The Dime Savings Bank of New York, FSB dated October 12, 1999 (Incorporated by reference to the 1999 Annual Report on Form 10-K)
10.14	Mortgage Note between the Registrant and The Dime Savings Bank of New York, FSB dated October 12, 1999 (Incorporated by reference to the 1999 Annual Report on Form 10-K)
10.15
Mortgage and Security Agreement in the amount of $1,200,000 between the Registrant and The Dime Savings Bank of New York, FSB dated October 12, 1999 (Incorporated by reference to the 1999 Annual Report on Form 10-K)

10.16	1999 Incentive Stock Option Plan (Incorporated by reference to the 1999 Annual Report on Form 10-K)
10.17	1999 Non-Qualified Stock Option Plan (Incorporated by reference to the 1999 Annual Report on Form 10-K)
10.18	2002 Incentive Stock Option Plan (Incorporated by reference to the 2002 Annual Report on Form 10-K)
10.19	2002 Non-Qualified Stock Option Plan (Incorporated by reference to the 2002 Annual Report on Form 10-K)
10.20	Employment and Deferred Compensation Agreement dated January 1, 2006 between the Registrant and John M. Badke (Incorporated by reference to the Current Report on Form 8-K dated March 6, 2006)
10.21
Amendment 1 to the Employment and Deferred Compensation Agreement dated November 13, 2006 between the Registrant and John M. Badke (Incorporated by reference to the Current Report on Form 8-K dated November 16, 2006)

10.22	Employment Agreement dated August 7, 2006 between the Registrant and Bret M. McGowan (Incorporated by reference to the 2006 Annual Report on Form 10-K)
10.23	Employment Agreement dated November 1, 2006 between the Registrant and Christopher J. Wall (Incorporated by reference to the Current Report on Form 8-K dated November 16, 2006)

10.24	Amendment 1 to the Employment Agreement dated November 1, 2006 between the Registrant and Christopher J. Wall
10.25	2007 Stock Incentive Plan (Incorporated by reference to the Proxy Statement filed on April 27, 2007)
10.26	Side letter dated November 14, 2007 between the Registrant and Christopher J. Wall.
21	Subsidiaries of the Registrant (Incorporated by reference to the Notes to the Consolidated Financial Statements)
23	Consent of BDO Seidman, LLP
Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Section 1350 Certifications
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

No other exhibits are required to be filed

Other Matters - Form S-8 and S-2 Undertaking

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant’s Registration Statements on Form S-8 Nos. 33-7892 (filed June 30, 1986), 33-34349 (filed April 1, 1990), 33-90038 (filed February 24, 1995), 333-30097 (filed June 26, 1997), 333-71410 (filed October 11, 2001), 333-116361 (filed June 10, 2004) and 333-146749 (filed October 16, 2007) and on Form S-2 No. 333-46841 (effective May 1, 1998):

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

We have audited the accompanying consolidated balance sheets of Vicon Industries, Inc. as of September 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years ended September 30, 2007.  In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule as listed in Part IV, item 15(a)(2) for the fiscal years ended September 30, 2007, 2006 and 2005.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation and schedule.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vicon Industries, Inc. at September 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

 /s/ BDO Seidman, LLP

Melville, New York
January 10, 2008

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Fiscal Years Ended September 30, 2007, 2006 and 2005

	2007	2006	2005

Net sales	$69,072,613	$56,278,971	$56,055,715
Cost of sales	39,686,486	34,184,675	35,060,060
Gross profit	29,386,127	22,094,296	20,995,655

Operating expenses:
Selling, general and
administrative expense	19,527,713	17,930,872	19,152,692
Engineering and development expense	5,175,948	4,530,806	4,773,516
	24,703,661	22,461,678	23,926,208

Operating income (loss)	4,682,466	(367,382)	(2,930,553)

Other expense (income):
Interest expense	141,507	164,827	181,126
Interest and other income	(379,750)	(135,654)	(88,026)
Loss on sale of marketable securities	-	-	44,936

Income (loss) before income taxes	4,920,709	(396,555)	(3,068,589)

Income tax expense (benefit)	(2,965,573)	150,000	27,000

Income (loss) before extraordinary gain	7,886,282	(546,555)	(3,095,589)

Extraordinary gain (Note 14)	-	-	210,968

Net income (loss)	$7,886,282	$(546,555)	$(2,884,621)

Basic income (loss) per share:

Income (loss) before extraordinary gain	$1.67	$(.12)	$(.68)
Extraordinary gain	-	-	.05
Net income (loss)	$1.67	$(.12)	$(.63)

Diluted income (loss) per share:

Income (loss) before extraordinary gain	$1.59	$(.12)	$(.68)
Extraordinary gain	-	-	.05
Net income (loss)	$1.59	$(.12)	$(.63)

See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2007 and 2006
ASSETS	2007	2006
Current Assets:
Cash and cash equivalents	$8,808,110	$5,639,334
Marketable securities	229,668	126,697
Accounts receivable (less allowance of
$962,000 in 2007 and $1,325,000 in 2006)	12,995,595	11,269,529
Inventories:
Parts, components and materials	3,768,972	2,809,152
Work-in-process	2,274,661	2,347,354
Finished products	6,951,619	6,812,732
	12,995,252	11,969,238
Deferred income taxes	1,472,551	-
Prepaid expenses and other current assets	596,145	484,713
Total current assets	37,097,321	29,489,511
Property, plant and equipment:
Land	1,268,880	1,235,950
Buildings and improvements	5,978,758	5,844,093
Machinery, equipment and vehicles	5,959,272	5,970,168
	13,206,910	13,050,211
Less accumulated depreciation and amortization	7,445,405	6,821,126
	5,761,505	6,229,085
Deferred income taxes	2,058,177	-
Other assets	117,442	236,521
TOTAL ASSETS	$45,034,445	$35,955,117

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$1,747,744	$331,830
Accounts payable	3,397,562	4,162,263
Accrued compensation and employee benefits	2,856,921	2,427,525
Accrued expenses	1,806,989	1,429,566
Unearned revenue	830,901	806,142
Income taxes payable	416,655	151,323
Total current liabilities	11,056,772	9,308,649

Long-term debt	-	1,740,335
Unearned revenue	408,229	457,474
Other long-term liabilities	516,088	429,818
Commitments and contingencies - Note 11
Shareholders' equity:
Common stock, par value $.01 per share
authorized - 25,000,000 shares
issued - 5,053,503 and 4,860,901 shares	50,535	48,609
Capital in excess of par value	22,874,285	22,562,126
Retained earnings	9,620,772	1,734,490
	32,545,592	24,345,225
Treasury stock at cost, 263,027 shares
in 2007 and 287,817 shares in 2006	(1,139,728)	(1,299,999)
Accumulated other comprehensive income	1,647,492	973,615
Total shareholders' equity	33,053,356	24,018,841
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$45,034,445	$35,955,117

See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Fiscal Years Ended September 30, 2007, 2006, and 2005

						Accumulated	Total
			Capital in			other	share-
		Common	excess of	Retained	Treasury	comprehensive	holders'
	Shares	Stock	par value	earnings	Stock	income	equity

Balance September 30, 2004	4,849,046	48,490	22,360,834	5,165,666	(1,278,884)	617,239	26,913,345

Comprehensive income (loss):
Net loss	-	-	-	(2,884,621)	-	-	(2,884,621)
Foreign currency
translation adjustment	-	-	-	-	-	(201,918)	(201,918)
Unrealized gain on derivatives	-	-	-	-	-	95,198	95,198
Change in unrealized loss on
marketable securities	-	-	-	-	-	46,526	46,526
Total comprehensive income (loss)	-	-	-	-	-	-	(2,944,815)
Repurchases of common stock	-	-	-	-	(21,115)	-	(21,115)
Exercise of stock options	8,355	84	22,096	-	-	-	22,180
Stock-based compensation	-	-	(67,718)	-	-	-	(67,718)
Deferred compensation amortization	-	-	76,603	-	-	-	76,603
Balance September 30, 2005	4,857,401	48,574	22,391,815	2,281,045	(1,299,999)	557,045	23,978,480

Comprehensive income (loss):
Net loss	-	-	-	(546,555)	-	-	(546,555)
Foreign currency
translation adjustment	-	-	-	-	-	425,286	425,286
Unrealized loss on derivatives	-	-	-	-	-	(8,091)	(8,091)
Change in unrealized loss on
marketable securities	-	-	-	-	-	(625)	(625)
Total comprehensive income (loss)	-	-	-	-	-	-	(129,985)
Exercise of stock options	3,500	35	7,665	-	-	-	7,700
Stock-based compensation	-	-	152,413	-	-	-	152,413
Deferred compensation amortization	-	-	10,233	-	-	-	10,233
Balance September 30, 2006	4,860,901	$48,609	$22,562,126	$1,734,490	$(1,299,999)	$973,615	$24,018,841

Comprehensive income (loss):
Net income	-	-	-	7,886,282	-	-	7,886,282
Foreign currency
translation adjustment	-	-	-	-	-	689,151	689,151
Unrealized loss on derivatives, net of tax	-	-	-	-	-	(16,566)	(16,566)
Change in unrealized loss on
marketable securities, net of tax	-	-	-	-	-	1,292	1,292
Total comprehensive income (loss)	-	-	-	-	-	-	8,560,159
Distribution of deferred comp. shares	-	-	(472,187)	-	472,187	-	-
Exercise of stock options	192,602	1,926	594,738	-	(311,916)	-	284,748
Stock-based compensation	-	-	168,671	-	-	-	168,671
Tax benefit from exercise of stock options	-	-	10,327	-	-	-	10,327
Deferred compensation amortization	-	-	10,610	-	-	-	10,610
Balance September 30, 2007	5,053,503	$50,535	$22,874,285	$9,620,772	$(1,139,728)	$1,647,492	$33,053,356

See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years Ended September 30, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$7,886,282	$(546,555)	$(2,884,621)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Deferred income taxes	(3,497,576)	-	-
Depreciation and amortization	892,534	973,535	999,942
Amortization of deferred compensation	10,611	10,233	76,603
Stock compensation expense	168,671	152,413	(67,718)
Extraordinary gain on acquisition	-	-	(210,968)
Loss on sale of marketable securities	-	-	44,936
Change in assets and liabilities:
Accounts receivable, net	(1,224,166)	(871,872)	133,959
Inventories	(753,723)	(1,357,802)	2,605,961
Recoverable income taxes	-	-	239,402
Prepaid expenses and other current assets	(84,724)	(52,070)	(36,549)
Other assets	122,350	390,364	6,434
Accounts payable	(903,577)	1,641,824	(847,762)
Accrued compensation and employee benefits	393,240	57,959	277,966
Accrued expenses	349,128	13,761	(137,935)
Unearned revenue	(24,486)	114,872	(48,048)
Income taxes payable	249,190	102,964	(299,358)
Other liabilities	49,919	92,774	(366,684)
Net cash provided by (used in) operating activities	3,633,673	722,400	(514,440)

Cash flows from investing activities:
Capital expenditures	(296,332)	(510,375)	(556,643)
Acquisition, net of cash acquired	-	-	(868,000)
Net decrease (increase) in marketable securities	(102,392)	(5,492)	1,998,458
Net cash provided by (used in) investing activities	(398,724)	(515,867)	573,815

Cash flows from financing activities:
Repayments of long-term debt	(327,309)	(403,419)	(286,470)
Proceeds from exercise of stock options	284,748	7,700	22,180
Repurchases of common stock	-	-	(21,115)
Net cash used in financing activities	(42,561)	(395,719)	(285,405)

Effect of exchange rate changes on cash	(23,612)	10,342	(18,990)
Net increase (decrease) in cash	3,168,776	(178,844)	(245,020)
Cash at beginning of year	5,639,334	5,818,178	6,063,198
Cash at end of year	$8,808,110	$5,639,334	$5,818,178

Cash paid during the fiscal year for:
Income taxes	$217,873	$35,802	$345,396
Interest	$143,159	$169,356	$176,435

See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years ended September 30, 2007, 2006, and 2005

NOTE 1.  Summary of Significant Accounting Policies

Nature of Business

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.  As it relates to product sales, revenue is generally recognized when products are sold and title is passed to the customer.  Shipping and handling costs are included in cost of sales.  Advance service billings under a national supply contract with one customer are deferred and recognized as revenues on a pro rata basis over the term of the service agreement.  The Company evaluates multiple-element revenue arrangements for separate units of accounting, and follows appropriate revenue recognition policies for each separate unit.  Elements are considered separate units of accounting provided that (i) the delivered item has stand-alone value to the customer, (ii) there is objective and reliable evidence of the fair value of the undelivered item, and (iii) if a general right of return exists relative to the delivered item, delivery or performance of the delivered item is considered probable and substantially within the control of the Company.  As applied to the Company, under arrangements involving the sale of product and the provision of services, product sales are recognized as revenue when the products are sold and title is passed to the customer, and service revenue is recognized as services are performed.  For products that include more than incidental software, and for separate licenses of the Company’s software products, the Company recognizes revenue in accordance with the provisions of Statement of Position 97-2, “Software Revenue Recognition”, as amended.

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit and amounts invested in highly liquid money market funds.

Marketable Securities

Marketable securities consist of mutual fund investments in U.S. government debt securities and holdings in an equity security.  Such mutual fund investments are stated at market value and are classified as available-for-sale under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, with unrealized gains and losses reported in other comprehensive income as a component of shareholders’ equity.  The cost of such securities was $231,052 and $129,373 at September 30, 2007 and 2006, respectively, with $1,384 and $2,676 of unrealized losses included in the carrying amounts at September 30, 2007 and 2006, respectively.

Allowances for Doubtful Accounts

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

Engineering and Development

Product engineering and development costs are charged to expense as incurred, and amounted to approximately $5,200,000, $4,500,000 and $4,800,000 in fiscal 2007, 2006, and 2005, respectively.

Earnings (Loss) Per Share

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

Foreign Currency Translation

The Company translates the financial statements of its foreign subsidiaries by applying the current rate method under which assets and liabilities are translated at the exchange rate on the balance sheet date, while revenues, costs, and expenses are translated at the average exchange rate for the reporting period.  The resulting cumulative translation adjustment of $1.7 million and $1.0 million at September 30, 2007 and 2006, respectively, is recorded as a component of shareholders' equity in accumulated other comprehensive income.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred U.S. income taxes are not provided on undistributed earnings of foreign subsidiaries as the Company presently intends to reinvest such earnings indefinitely, and any plan to repatriate any of such earnings in the future is not expected to result in a material incremental tax liability to the Company.  In fiscal 2006, the Company recognized a valuation allowance against its entire net deferred tax asset balance due to the uncertainty of future realization.  In the fourth quarter of fiscal 2007, the Company recognized $3.4 million of previously unrecognized U.S. net deferred income tax assets based upon an updated assessment of their realization (see Note 4 for further discussion).

Product Warranties

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

Derivative Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, establishes accounting and reporting standards for derivative instruments as either assets or liabilities in the statement of financial position based on their fair values. Changes in the fair values are required to be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For derivatives designated as effective cash flow hedges, changes in fair values are recognized in other comprehensive income. Changes in fair values related to fair value hedges as well as the ineffective portion of cash flow hedges are recognized in earnings.

The Company does not use derivative instruments for speculative or trading purposes. Derivative instruments are primarily used to manage exposures related to transactions with the Company’s Europe and Israel based subsidiaries and interest rate risk on certain variable rate bank indebtedness. To accomplish this, the Company uses certain contracts, primarily foreign currency forward contracts (“forwards”) and interest rate swaps, which minimize cash flow risks from changes in foreign currency exchange rates and interest rates, respectively. These derivatives have been designated as cash flow hedges for accounting purposes.

As of September 30, 2007, the Company had an interest rate swap and currency forwards outstanding with notional amounts aggregating $1.2 million and $2.0 million, respectively, whose aggregate fair value, net of tax, was a liability of approximately $58,000. The change in the fair value of these derivatives is reflected in other comprehensive income in the accompanying statement of shareholders’ equity, net of tax where applicable. The forwards have maturities of less than one year and require the Company to exchange currencies at specified dates and rates.  The interest rate swap matures in the same amounts and over the same periods as the related debt. The Company considers the credit risk related to the interest rate swaps and the forwards to be low because such instruments are entered into with financial institutions having high credit ratings and are generally settled on a net basis.  There were no gains or losses recognized in operations due to hedge ineffectiveness during the three-year period ended September 30, 2007.  The Company does not expect that the amounts currently classified in accumulated other comprehensive income that will be recognized in operations in the next fiscal year will be material.

Fair Value of Financial Instruments

The carrying amounts for trade accounts and other receivables, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.  The carrying amounts of the Company's long-term debt instruments approximate fair value.  The Company’s interest rate swap agreement is carried at its fair market value (which was a liability of approximately $7,000 at September 30, 2007).  This value represents the estimated amount the Company would need to pay if such agreement was terminated before maturity, principally resulting from market interest rate decreases.  The fair value of the Company’s foreign currency forward exchange contracts is estimated by obtaining quoted market prices.  The contracted exchange rates on committed forward exchange contracts was approximately $51,000 less favorable than the market rates for similar term contracts at September 30, 2007.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Accounting for Stock-Based Compensation

Prior to October 1, 2005, the Company followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations in accounting for its employee stock-based compensation. Under APB No. 25, compensation expense was recorded if, on the date of grant, the market price of the underlying stock exceeded its exercise price.  As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” ("SFAS No. 123") and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123" (“SFAS No. 148”), the Company had retained the accounting prescribed by APB No. 25 and presented the disclosure information prescribed by SFAS No. 123 and SFAS No. 148.

Had compensation expense for stock option grants issued been determined under the fair value method of SFAS No. 123, the Company's net loss and loss per share (EPS) for the fiscal years ended September 30, 2005 would have been:

2005

Reported net loss	$(2,884,621)

Stock-based compensation cost, net of tax	(194,935)

Pro forma net loss	$(3,079,556)

Reported basic and diluted EPS	$(.63)
Pro forma basic and diluted EPS	$(.67)

Effective October 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment”, which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period.  For the years ended September 30, 2007 and 2006, the Company recorded non-cash compensation expense of $168,671 ($.04 and $.03 per basic and diluted share, respectively) and $152,413 ($.03 per basic and diluted share) relating to stock options.  The Company elected to utilize the modified-prospective application method, whereby compensation expense is recorded for all awards granted after October 1, 2005 and for the unvested portion of awards granted prior to this date.  Accordingly, prior period amounts have not been restated. The adoption of SFAS No. 123(R) resulted in an immaterial cumulative change in accounting as of the date of adoption.

The fair value for options granted during the fiscal years ended September 30, 2007, 2006 and 2005 was determined at the date of grant using a Black-Scholes valuation model and the straight-line attribution approach using the following weighted average assumptions:

	2007	2006	2005

Risk-free interest rate	4.8%	4.4%	3.8%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	61.52%	75.9%	62.2%
Weighted average expected life	5 years	5 years	4 years

The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term.  The Company has not recently declared or paid any dividends and does not currently expect to do so in the future.  Expected volatility is based on the annualized daily historical volatility of the Company’s stock over a representative period.  The weighted-average expected life represents the period over which stock-based awards are expected to be outstanding and was determined based on a number of factors, including historical weighted average and projected holding periods for the remaining unexercised shares, the contractual terms of the Company’s stock-based awards, vesting schedules and expectations of future employee behavior.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Such estimates include, but are not limited to, provisions for doubtful accounts receivable, net realizable value of inventory, warranty obligations, deferred tax valuation and assessments of the recoverability of the Company’s long-lived assets.  Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2.  Short-Term Borrowings

The Company’s European based subsidiary maintains a bank overdraft facility that provides for maximum borrowings of one million Pounds Sterling ($2,048,000) and is secured by all the assets of the subsidiary.  This facility expires in March 2008.  During fiscal 2007 and 2006, there were no outstanding borrowings under this facility.

NOTE 3.  Accrued Warranty Obligation

The Company recognizes the estimated cost associated with its standard warranty on products at the time of sale.  The estimate is based on historical warranty claim cost experience.  The following is a summary of the changes in the Company’s accrued warranty obligation (which is included in accrued expenses) for the years ended September 30, 2007 and 2006:

Balance as of September 30, 2005	$452,000
Deduct: Expenditures	(268,000)
Add: Provision	218,000
Balance as of September 30, 2006	$402,000
Deduct: Expenditures	(267,000)
Add: Provision	267,000
Balance as of September 30, 2007	$402,000

NOTE 4.  Income Taxes

The components of income tax expense for the fiscal years indicated are as follows:

	2007	2006	2005
Current:
Federal	$85,327	$-	$-
State	-	-	8,805
Foreign	459,330	150,000	18,195
	544,657	150,000	27,000

Deferred:
Federal	(3,151,837)	-	-
State	(298,063)	-	-
Foreign	(60,330)	-	-
	(3,510,230)	-	-
Total	$(2,965,573)	$150,000	$27,000

A reconciliation of the U.S statutory tax rate to the Company’s effective tax rate follows:

	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent

U.S. statutory tax	$1,673,000	34.0%	$(135,000)	(34.0)%	$(972,000)	(34.0)%
Increase (decrease) in
valuation allowance	(4,739,000)	(96.3)	423,000	106.5	1,019,000	35.6
Unrecognized prior year
foreign operating
losses	-	-	(121,000)	(30.6)	-	-
Foreign tax rate
difference	51,000	1.0	42,000	10.6	-	-
Permanent differences	(46,000)	(0.9)	(41,000)	(10.2)	-	-
State tax, net of
federal benefit	-	-	-	-	6,000	0.2
Other, net	95,000	1.9	(18,000)	(4.5)	(26,000)	(0.9)
Effective tax rate	$(2,966,000)	(60.3)%	$150,000	37.8%	$27,000	0.9%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at September 30, 2007 and 2006 are presented below:

	2007	2006
Deferred tax assets:
Inventories	$683,000	$619,000
Accrued compensation	430,000	666,000
Warranty accrual	149,000	147,000
Depreciation	450,000	394,000
Allowance for doubtful accounts receivable	325,000	421,000
Unearned revenue	458,000	378,000
U.S. net operating loss carryforwards	902,000	2,372,000
Foreign net operating loss carryforwards	547,000	300,000
AMT credit carryforward	75,000	-
U.S. capital loss carryforward	15,000	17,000
Unrealized loss on derivatives	22,000	8,000
Other	59,000	1,000
Gross deferred tax assets	4,115,000	5,323,000

Deferred tax liabilities:
Other	37,000	37,000
Gross deferred tax liabilities	37,000	37,000

Total deferred tax assets and liabilities	4,078,000	5,286,000
Less valuation allowance	(547,000)	(5,286,000)
Net deferred tax assets and liabilities	$3,531,000	$-

At September 30, 2006, the Company maintained a valuation allowance against all its deferred tax assets due to the uncertainty of future realization.  The establishment of such valuation allowance in 2003 was determined to be appropriate due to recurring operating losses and the inherent uncertainties of predicting future operating results in periods over which such net tax differences become deductible.  In the fourth quarter of fiscal 2007, the Company recognized its previously unrecognized U.S. deferred income tax assets based upon an updated assessment of their realization.  Based upon the Company’s fiscal 2007 operating results and outlook of future results, it presently believes that it is more likely than not that it will ultimately realize its available net deferred tax assets.  Deferred U.S. income taxes are not provided on undistributed earnings of foreign subsidiaries as the Company presently intends to reinvest such earnings indefinitely, and any plan to repatriate any of such earnings in the future is not expected to result in a material incremental tax liability to the Company.

The Company has approximately $3.2 million of U.S. federal income tax loss carryforwards that expire in 2023 through 2026.

Pretax domestic income (loss) amounted to approximately $3,899,000, $(189,000) and $(2,767,000) in fiscal years 2007, 2006 and 2005, respectively.  Pretax foreign income (loss) amounted to approximately $1,022,000, $(208,000) and $(91,000) in fiscal years 2007, 2006 and 2005, respectively.

NOTE 5.  Long-Term Debt

Long-term debt is comprised of the following at September 30, 2007 and 2006:

	2007	2006

U.S. bank mortgage loans	$1,740,335	$2,010,201
U.K. bank term loan	-	54,540
Other	7,409	7,424
	1,747,744	2,072,165
Less current maturities	1,747,744	331,830
	$-	$1,740,335

In January 1998, the Company entered into an aggregate $2.9 million mortgage and term loan agreement with a bank to finance the purchase of its principal operating facility.  Such agreement included a $2,512,000 ten-year mortgage loan payable in monthly installments through January 2008, with a $1,188,000 payment due at the end of the term.  The mortgage loan bears interest at the bank’s prime rate minus 1.35% (6.40% and 6.90% at September 30, 2007 and 2006, respectively) and is secured by all the assets of the Company.  At the same time, the Company entered into interest rate swap agreements with the same bank at the time to effectively convert the foregoing floating rate long-term loans to fixed rate loans.  Subsequently, such bank sold its local operations, including the Company’s loans, to another bank while retaining the Company’s interest rate swap agreements.  These agreements effectively fixed the Company’s interest rate on its $2,512,000 mortgage loan at 7.79%.  The interest rate swap agreement matures in the same amounts and over the same periods as the related mortgage loan.

In October 1999, the Company entered into a $1.2 million mortgage loan agreement with its bank to finance the expansion of its principal operating facility.  The loan is payable in equal monthly principal installments through January 2008, with a $460,000 payment due at the end of the term.  The loan bears interest at the bank’s prime rate minus 160 basis points (6.15% and 6.65% at September 30, 2007 and 2006, respectively) or, at the Company’s option, LIBOR plus 100 basis points (6.49% and 6.37% at September 30, 2007 and 2006, respectively).

NOTE 6.  Other Comprehensive Income

The accumulated other comprehensive income balances at September 30, 2007 and 2006 consisted of the following:

	2007	2006

Foreign currency translation adjustment	$1,687,283	$998,132
Unrealized loss on derivatives, net of tax	(38,407)	(21,841)
Unrealized loss on marketable securities, net of tax	(1,384)	(2,676)
Accumulated other comprehensive income	$1,647,492	$973,615

NOTE 7.  Segment and Geographic Information

The Company operates in one business segment which encompasses the design, manufacture, assembly and marketing of video systems and system components for the electronic protection segment of the security industry.  Its U.S. based operations consist of Vicon Industries, Inc., the Company’s corporate headquarters and principal operating entity.  Its Europe-based operations consist of Vicon Industries Limited and its Videotronic subsidiary, which market and distribute the Company’s products principally within Europe and the Middle East.

Net sales and long-lived assets related to operations in the United States and other foreign countries for the fiscal years ended September 30, 2007, 2006, and 2005 are as follows:

	2007	2006	2005
Net sales
U.S.	$42,752,000	$35,358,000	$36,035,000
Foreign	26,321,000	20,921,000	20,021,000
Total	$69,073,000	$56,279,000	$56,056,000

Long-lived assets
U.S.	$4,129,000	$4,518,000	$4,710,000
Foreign	1,633,000	1,711,000	1,906,000
Total	$5,762,000	$6,229,000	$6,616,000

U.S. sales include $5,721,000, $5,040,000 and $6,969,000 for export in fiscal years 2007, 2006, and 2005, respectively.  Foreign sales principally represent sales from the Company’s Europe based subsidiaries.

NOTE 8.  Stock Option Plans

The Company maintains stock option plans and a stock incentive plan that provide for the grant of incentive and non-qualified options covering a total of 914,614 shares of common stock reserved for issuance to key employees, including officers and directors, as of September 30, 2007.  All options are issued at fair market value at the grant date and are exercisable in varying installments according to the plans.  The plans allow for the payment of option exercises through the surrender of previously owned mature shares based on the fair market value of such shares at the date of surrender.  Such surrendering of mature shares by holders results in an increase to treasury stock based on the stock price on date of surrender. During the year ended September 30, 2007, employees surrendered mature shares for current exercises which resulted in an increase to treasury stock of $311,916. No such exercises occurred in the years ended September 30, 2006 and 2005.  There were 507,933 shares available for grant at September 30, 2007.

Changes in outstanding stock options for the three years ended September 30, 2007 are as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Instrinsic
	of Options	Price	(in years)	Value
Balance - September 30, 2004	555,320	$3.50
Options granted	86,000	$3.00
Options exercised	(8,355)	$2.65
Options forfeited	(50,224)	$4.58
Balance - September 30, 2005	582,741	$3.35
Options granted	39,975	$3.17
Options exercised	(3,500)	$2.20
Options forfeited	(73,933)	$3.79
Balance - September 30, 2006	545,283	$3.28
Options granted	77,000	$3.59
Options exercised	(192,602)	$3.10
Options forfeited	(23,000)	$3.00
Balance - September 30, 2007	406,681	$3.45	2.8	$ 3,348,674
Exercisable at September 30, 2007	247,761	$3.53	1.7	$ 2,019,918

The weighted-average grant date fair value of options granted during the years ended September 30, 2007, 2006 and 2005 was $2.03, $2.05 and $1.52, respectively. The total intrinsic value of options exercised during the years ended September 30, 2007, 2006 and 2005 was $929,744, $3,150 and $12,475, respectively.

A summary of the status of the Company’s nonvested shares and changes during the years presented is as follows:

		Weighted
		Average
	Number	Grant-Date
	of Options	Fair Value
Nonvested at September 30, 2005	294,253	$1.79
Granted	39,975	$2.05
Vested	(88,372)	$1.79
Forfeited	(33,500)	$2.40
Nonvested at September 30, 2006	212,356	$1.74
Granted	77,000	$2.03
Vested	(128,336)	$1.75
Forfeited	(2,100)	$1.52
Nonvested at September 30, 2007	158,920	$1.87

As of September 30, 2007, there was $187,064 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.4 years.  The total fair value of shares vested during the years ended September 30, 2007, 2006 and 2005 was $224,609, $158,299 and $252,062, respectively.

NOTE 9.  Shareholder Rights Plan

On November 14, 2001, the Company’s Board of Directors adopted a Shareholder Rights Plan, which declared a dividend of one Common Stock Purchase Right (a Right) for each outstanding share of common stock of the Company to shareholders of record on December 21, 2001.  Each Right entitles the holder to purchase from the Company one share of common stock at a purchase price of $15 per share.  In the event of the acquisition of or tender offer for 20% or more of the Company’s outstanding common stock by certain persons or group without the Board of Directors’ consent, such purchase price will be adjusted to equal fifty percent of the average market price of the Company’s common stock for a period of thirty consecutive trading days immediately prior to the event.  Until the Rights become exercisable, they have no dilutive effect on the Company’s earnings per share.

The Rights, which are non-voting and exercisable until November 30, 2011, can be redeemed by the Company in whole at a price of $.001 per Right at any time prior to the acquisition by certain persons or group of 50% of the Company’s common stock.  Separate certificates for the Rights will not be distributed, nor will the Rights be exercisable, until either (i) a person or group acquires beneficial ownership of 20% or more of the Company’s common stock or (ii) the tenth day after the commencement of a tender or exchange offer for 20% or more of the Company’s common stock.  Following an acquisition of 20% or more of the
Company’s common shares, each Right holder, except for the 20% or more stockholder, can exercise their Right(s), unless the 20% or more stockholder has offered to acquire all of the outstanding shares of the Company under terms that a majority of the independent Directors of the Company have determined to be fair and in the best interest of the Company and its stockholders.  On May 7, 2002, the Company’s shareholders approved an amendment of the Company’s Certificate of Incorporation to increase the total number of shares of common stock authorized to issue from 10,000,000 to 25,000,000 shares.

NOTE 10.  Earnings (Loss) Per Share

The following table provides the components of the basic and diluted loss per share (EPS) computations:

	2007	2006	2005
Basic EPS Computation

Net income (loss)	$7,886,282	$(546,555)	$(2,884,621)

Weighted average shares outstanding	4,719,444	4,571,905	4,566,621

Basic income (loss) per share	$1.67	$(.12)	$(.63)

Basic and Diluted EPS Computation

Net income (loss)	$7,886,282	$(546,555)	$(2,884,621)

Weighted average shares outstanding	4,719,444	4,571,905	4,566,621
Stock options	202,658	-	-
Stock compensation arrangements	31,156	-	-
Diluted shares outstanding	4,953,258	4,571,905	4,566,621

Diluted income (loss) per share	$1.59	$(.12)	$(.63)

In 2006 and 2005, 103,218 and 148,645 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive.

NOTE 11.  Commitments and Contingencies

The Company leases vehicles and occupies certain facilities under operating leases that expire at various dates through 2010.  The leases, which cover periods from three to eight years, generally provide for renewal options at specified rental amounts.  The aggregate operating lease commitment at September 30, 2007 was $934,000 with minimum rentals for the fiscal years shown as follows: 2008 - $611,000; 2009 - $322,000; and 2010 - $1,000.

The Company is a party to employment agreements with certain of its officers that provide for, among other things, the payment of compensation if there is a change in control without Board of Director approval (as defined in the agreements).  The contingent liability under such change in control provisions at September 30, 2007 was approximately $2.2 million.  Certain of the Company’s employment agreements with its officers provide for a severance/retirement benefit upon certain occurrences or at a specified date of retirement, absent a change in control, aggregating $1.5 million at September 30, 2007.  The Company is amortizing such obligation to expense on the straight-line method through the specified dates of retirement.  Such expense amounted to approximately $108,000 and $93,000 in fiscal 2007 and 2006, respectively.

The Company has agreements with certain of its officers to provide a deferred compensation benefit in the form of 33,251 shares of common stock currently held by the Company in treasury.  Such shares vest upon retirement or earlier under certain occurrences including death, involuntary termination or a change in control of the Company.  The market value of such shares approximated $123,000 at the dates of grant, which is being amortized on the straight-line method through the specified dates of retirement.   During the year ended September 30, 2007, the Company issued 70,647 shares of common stock to an officer of the Company at the expiration of his employment agreement. This distribution of deferred compensation shares resulted in a decrease to treasury stock of $472,187 for the year ended September 30, 2007.

NOTE 12.  Litigation

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

NOTE 13.  Related Party Transactions

As of September 30, 2007, CBC Co., Ltd. and affiliates (“CBC”) owned approximately 11.3% of the Company’s outstanding common stock.  The Company, which has been conducting business with CBC since 1979, imports certain finished products and components through CBC and also sells its products to CBC.  The Company purchased approximately $362,000, $404,000 and $566,000 of products and components from CBC in fiscal years 2007, 2006, and 2005, respectively, and the Company sold $163,000, $205,000 and $362,000 of products to CBC for distribution in fiscal years 2007, 2006, and 2005, respectively.  At September 30, 2007 and 2006, the Company owed $23,000 and $11,000, respectively, to CBC and CBC owed $15,000 and $5,000, respectively, to the Company resulting from purchases and sales of products.

Note 14:  Asset Purchase

On October 1, 2004, the Company entered into an agreement to purchase all of the operating assets of Videotronic Infosystems GmbH (“Videotronic”), a Germany based video system supplier which was operating under insolvency protection, for 700,000 Eurodollars (approximately $868,000).  The purchase was ratified by Videotronic’s Creditors on November 26, 2004.  During the year ended September 30, 2005, the Company recognized a $211,000 extraordinary gain on the recovery of Videotronic net assets in excess of their allocated purchase price.  Such gain includes adjustments to assigned values of accounts receivable, inventories, trade payables and severance liabilities.  Pro forma results of operations have not been presented due to the relative insignificance of the operating assets acquired.

Note 15:  Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  The Company will adopt the provisions of FIN 48 in the first quarter of fiscal 2008.  The Company is currently evaluating the impact, if any, of adopting this pronouncement.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment.  Subsequent changes in fair value must be recorded in earnings.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company does not expect that the adoption of SFAS 159 will have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs.  In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense.  SFAS 141R is effective for fiscal years beginning after December 15, 2008.  The Company has not yet evaluated the impact, if any, of adopting this pronouncement.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity.  This new consolidation method will significantly change the accounting for transactions with minority interest holders.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The Company has not yet evaluated the impact, if any, of adopting this pronouncement.

NOTE 16.  Quarterly Financial Data (unaudited)

				Earnings (Loss)
			Net	Per Share
Quarter			Income
Ended	Net Sales	Gross Profit	(Loss)	Basic	Diluted

Fiscal 2007
December	$17,883,000	$7,202,000	$1,115,000	$.24	$.24
March	16,892,000	7,148,000	802,000	.17	.16
June	17,140,000	7,218,000	1,035,000	.22	.20
September	17,158,000	7,818,000	4,934,000	1.03	.97
Total	$69,073,000	$29,386,000	$7,886,000	$1.67	$1.59

Fiscal 2006
December	$14,259,000	$5,636,000	$147,000	$.03	$.03
March	12,223,000	4,578,000	(848,000)	(.19)	(.19)
June	14,675,000	5,914,000	37,000	.01	.01
September	15,122,000	5,966,000	117,000	.03	.03
Total	$56,279,000	$22,094,000	$(547,000)	$(.12)	$(.12)

The fourth quarter ended September 30, 2007 net income (loss) figure of $4,934,000 includes a $3.4 million income tax benefit relating to the recognition of previously unrecognized U.S. net deferred income tax assets (see Note 4. Income Taxes).

The Company has not declared or paid cash dividends on its common stock for any of the foregoing periods.

Because of changes in the number of common shares outstanding and market price fluctuations affecting outstanding stock options, the sum of quarterly earnings per share may not equal the earnings per share for the full year.

SCHEDULE II

VICON INDUSTRIES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years ended September 30, 2007, 2006, and 2005

	Balance at	Charged to		Balance
	beginning	costs and		at end
Description	of period	expenses	Deductions	of period

Allowance for uncollectible accounts:

September 30, 2007	$1,325,000	$37,000	$400,000	$962,000

September 30, 2006	$1,297,000	$48,000	$20,000	$1,325,000

September 30, 2005	$1,162,000	$198,000	$63,000	$1,297,000

Deferred income tax valuation allowance:

September 30, 2007	$5,286,000	$-	$4,739,000	$547,000

September 30, 2006	$4,863,000	$423,000	$-	$5,286,000

September 30, 2005	$3,844,000	$1,019,000	$-	$4,863,000

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

VICON INDUSTRIES, INC.
/s/ Kenneth M. Darby		January 15, 2007
Kenneth M. Darby	Chairman and CEO	Date

/s/ Clifton H.W. Maloney		January 15, 2007
Clifton H.W. Maloney	Director	Date

/s/ Peter F. Neumann		January 15, 2007
Peter F. Neumann	Director	Date

/s/ W. Gregory Robertson		January 15, 2007
W. Gregory Robertson	Director	Date

/s/ Arthur D. Roche		January 15, 2007
Arthur D. Roche	Director	Date