Form 10-Q
period 2007-12-31
VICON INDUSTRIES INC /NY/
filed 2008-02-14
CIK 310056

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 2007  Commission File No. 1-7939

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

                               Yes ___     No    X

At December 31, 2007, the registrant had outstanding 4,809,470 shares of Common Stock, $.01 par value.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Operations - Three Months Ended December 31, 2007 and  2006

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

Item 5. Other Information

Item 6. Exhibits

Signatures

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PART
VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended

	12/31/07	12/31/06

Net Sales	$15,643,541	$17,883,234
Cost of Sales	8,716,178	10,681,773
Gross Profit	6,927,363	7,201,461

Operating expenses:
Selling, general and administrative expense	5,017,423	4,816,359
Engineering & development expense	1,393,063	1,239,261
	6,410,486	6,055,620

Operating income	516,877	1,145,841

Interest expense	32,070	38,790
Interest and other income	(88,104)	(111,156)

Income before income taxes	572,911	1,218,207

Income tax expense	228,000	103,000

Net income	$344,911	$1,115,207

Earnings per share:
Basic	$.07	$.24

Diluted	$.07	$.24

Shares used in computing earnings per share:

Basic	4,801,782	4,615,704

Diluted	5,065,346	4,711,015

See Accompanying Notes to Condensed Consolidated Financial Statements.

 VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	12/31/07	9/30/07
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$9,532,130	$8,808,110
Marketable securities	232,461	229,668
Accounts receivable, net	11,244,803	12,995,595
Inventories:
Parts, components, and materials	3,760,735	3,768,972
Work-in-process	2,904,106	2,274,661
Finished products	6,432,232	6,951,619
	13,097,073	12,995,252
Deferred income taxes	1,538,832	1,472,551
Prepaid expenses and other current assets	821,361	596,145
TOTAL CURRENT ASSETS	36,466,660	37,097,321

Property, plant and equipment	13,172,223	13,206,910
Less accumulated depreciation and amortization	(7,546,808)	(7,445,405)
	5,625,415	5,761,505
Deferred income taxes	1,933,817	2,058,177
Other assets	148,387	117,442
TOTAL ASSETS	$44,174,279	$45,034,445

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$1,684,358	$1,747,744
Accounts payable	3,167,215	3,397,562
Accrued compensation and employee benefits	2,022,800	2,856,921
Accrued expenses	1,552,774	1,806,989
Unearned revenue	950,705	830,901
Income taxes payable	492,985	416,655
TOTAL CURRENT LIABILITIES	9,870,837	11,056,772

Unearned revenue	359,248	408,229
Other long-term liabilities	766,923	516,088

SHAREHOLDERS’ EQUITY
Common stock, par value $.01	50,725	50,535
Additional paid in capital	22,953,645	22,874,285
Retained earnings	9,840,683	9,620,772
	32,845,053	32,545,592
Less treasury stock, at cost	(1,139,728)	(1,139,728)
Accumulated other comprehensive income	1,471,946	1,647,492
TOTAL SHAREHOLDERS’ EQUITY	33,177,271	33,053,356
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$44,174,279	$45,034,445

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	12/31/07	12/31/06
Cash flows from operating activities:
Net income	$344,911	$1,115,207
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	194,440	232,991
Amortization of deferred compensation	2,675	2,675
Stock compensation expense	20,767	45,129
Deferred income taxes	122,613	-
Change in assets and liabilities:
Accounts receivable, net	1,620,318	(982,138)
Inventories	(176,405)	(559,006)
Prepaid expenses and other current assets	(204,676)	(100,323)
Other assets	(30,945)	90,170
Accounts payable	(188,745)	(589,083)
Accrued compensation and employee benefits	(824,790)	(489,817)
Accrued expenses	(186,495)	85,958
Unearned revenue	70,823	73,972
Income taxes payable	79,591	102,855
Other liabilities	25,835	31,448
Net cash provided by (used in) operating activities	869,917	(939,962)

Cash flows from investing activities:
Capital expenditures	(93,854)	(130,480)
Net increase in marketable securities	(446)	(1,502)
Net cash used in investing activities	(94,300)	(131,982)

Cash flows from financing activities:
Repayments of debt	(63,386)	(87,620)
Proceeds from exercise of stock options	56,108	35,975
Net cash used in financing activities	(7,278)	(51,645)
Effect of exchange rate changes on cash	(44,319)	(46,459)

Net increase (decrease) in cash	724,020	(1,170,048)
Cash at beginning of year	8,808,110	5,639,334
Cash at end of period	$9,532,130	$4,469,286

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2007

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2007.  Certain prior year amounts have been reclassified to conform to the current period presentation.

Note 2:  Marketable Securities

Marketable securities consist of mutual fund investments in U.S. government debt securities and holdings in an equity security.  Such mutual fund investments are stated at market value and are classified as available-for-sale under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, with unrealized gains and losses reported in other comprehensive income as a component of shareholders’ equity.  The cost of such securities at December 31, 2007 was $231,498, with $963 of cumulative unrealized gains reported at December 31, 2007.

Note 3:  Accounts Receivable

Accounts receivable is stated net of an allowance for uncollectible accounts of $1,027,000 and $962,000 as of December 31, 2007 and September 30, 2007, respectively.

Note 4:  Earnings per Share

Basic earnings per share (EPS) is computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options and under deferred compensation agreements.

The following tables provide the components of the basic and diluted EPS computations for the three month periods ended December 31, 2007 and 2006:

	Three Months Ended December 31,
	2007	2006
Basic EPS Computation
Net income	$344,911	$1,115,207
Weighted average shares outstanding	4,801,782	4,615,704
Basic earnings per share	$.07	$.24

	Three Months Ended December 31,
	2007	2006
Diluted EPS Computation
Net income	$344,911	$1,115,207

Weighted average shares outstanding	4,801,782	4,615,704
Stock options	236,818	47,389
Stock compensation arrangements	26,746	47,922
Diluted shares outstanding	5,065,346	4,711,015

Diluted earnings per share	$.07	$.24

The diluted weighted average shares outstanding do not include the antidilutive impact of 267,008 options for the three month period ended December 31, 2006 because the exercise price of the stock options exceeded the average market value of the stock in the period.

Note 5:   Comprehensive Income

The Company's total comprehensive income for the three month periods ended December 31, 2007 and 2006 was as follows:

	Three Months Ended December 31,
	2007	2006
Net income	$344,911	$1,115,207
Other comprehensive income (loss), net of tax:
Increase in unrealized gain/loss on securities	2,347	60
Unrealized gain (loss) on derivatives	57,413	(62,013)
Foreign currency translation adjustment	(235,306)	347,828
Comprehensive income	$169,365	$1,401,082

The accumulated other comprehensive income balances at December 31, 2007 and September 30, 2007 consisted of the following:

	December 31, 2007	September 30, 2007
Foreign currency translation adjustment	$1,451,977	$1,687,283
Unrealized gain (loss) on derivatives	19,006	(38,407)
Unrealized gain (loss) on securities	963	(1,384)
Accumulated other comprehensive income	$1,471,946	$1,647,492

Note 6:   Derivative Instruments

At December 31, 2007, the Company had interest rate swaps and forward exchange contracts outstanding with notional amounts aggregating $1.2 million and $1.5 million, respectively, whose aggregate fair value was an asset of approximately $33,000.  The change in the amount of the asset or liability for these instruments is shown as a component of accumulated other comprehensive income.

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

Effective October 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment”, which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period.  For the three-month periods ended December 31, 2007 and 2006, the Company recorded non-cash compensation expense of $20,767 and $45,129, respectively, ($.004 and $.01 per basic and diluted share, respectively) relating to stock options.  The Company elected to utilize the modified-prospective application method, whereby compensation expense is recorded for all awards granted after October 1, 2005 and for the unvested portion of awards granted prior to this date.

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

Note 9:  Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants.  Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB provided a one-year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The Company does not expect that the adoption of SFAS 157 will have a material impact on its consolidated financial position, results of operations or cash flows.

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

Note 10:  Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”) effective as of October 1, 2007.  The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

It is Company’s policy to include applicable interest and penalties related to uncertain tax positions as a component of income tax expense.

The Company files U.S. Federal and State income tax returns and foreign tax returns in the United Kingdom, Germany and Israel. The Company is generally no longer subject to tax examinations in such jurisdictions for fiscal years prior to 2003 in the U.S, 2001 in the U.K., 2005 in Germany and 2002 in Israel.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Three Months Ended December 31, 2007 Compared with December 31, 2006

Net sales for the quarter ended December 31, 2007 decreased 13% to $15.6 million compared with $17.9 million in the year ago period.  Domestic sales decreased 17% to $8.1 million compared with $9.7 million in the year ago period.  International sales for the quarter decreased 7% to $7.5 million compared with $8.2 million in the year ago period.  The sales decreases in these segments were due in part to weakening economic conditions in certain of the Company’s markets.  The backlog of unfilled orders was $4.2 million at December 31, 2007 compared with $3.8 million at September 30, 2007.

Gross profit margins for the first quarter of fiscal 2008 increased to 44.3% compared with 40.3% in the year ago period.  The margin increase included the benefit of favorable exchange rate changes in Europe and reduced product component costs on the Company’s digital video product line.

Total operating expenses for the first quarter of fiscal 2008 increased to $6.4 million compared with $6.1 million in the year ago quarter principally as a result of increases in sales related costs in Europe that included translation effects of strengthening European currencies and increased engineering and development expense.  The Company continued to invest in new product development in the current quarter, incurring $1.4 million of engineering and development costs compared with $1.2 million in the year ago period.

The Company generated operating income of $517,000 in the first quarter of fiscal 2008 compared with operating income of $1.1 million in the year ago period.

Interest expense decreased to $32,000 for the first quarter of fiscal 2008 compared with $39,000 in the year ago period principally as a result of the paydown of bank borrowings.  Interest and other income decreased to $88,000 for the first quarter of fiscal 2008 compared with $111,000 in the year ago period. The year ago period included a $72,000 gain from life insurance proceeds upon the death of a retired executive.  Excluding the effect of this gain, interest and other income increased $49,000 principally as a result of increased cash balances during the current quarter.

Income tax expense for the first quarter of fiscal 2008 increased to $228,000 compared with $103,000 in the year ago period.  The current quarter tax expense includes a $162,000 provision for U.S. income taxes as compared with no tax provision in the year ago period.  The Company now records income tax expense on its U.S. income as a result of the recognition of previously unrecorded net deferred tax assets in the fourth quarter of fiscal 2007.  No U.S. income tax expense was recognized in the prior year quarter as the Company was utilizing the benefit of previously reserved and unrecognized net operating loss carryforwards.

As a result of the foregoing, the Company reported net income of $345,000 for the first quarter of fiscal 2008 compared with net income of $1.1 million in the year ago period.  Net income for the year ago period would have been $721,000 based upon the application of a normalized effective tax rate for the period.

Liquidity and Capital Resources

Net cash provided by operating activities was $870,000 for the first quarter of fiscal 2008, which included $345,000 of net income and $340,000 of non-cash charges for the period.  In addition, the $1.6 million decrease in accounts receivable resulting from lower sales was substantially offset by increases in other current assets and decreases in other current liabilities. Net cash used in investing activities was $94,000 for the first quarter of fiscal 2008 due principally to $94,000 of general capital expenditures.  Net cash used in financing activities was $7,000 for the first quarter of fiscal 2008, which included $63,000 of scheduled repayments of bank mortgage loans offset by $56,000 of proceeds received from the exercise of stock options.  As a result of the foregoing, cash increased by $724,000 for the first quarter of fiscal 2008 after the effect of exchange rate changes on the cash position of the Company.

The Company’s U.K. based subsidiary maintains a bank overdraft facility that provides for maximum borrowings of one million Pounds Sterling (approximately $2,000,000) to support its local working capital requirements. At December 31, 2007 and September 30, 2007, there were no outstanding borrowings under this facility.

The following is a summary of the Company’s debt and material lease obligations as of December 31, 2007:

Payments Due By Period	Debt Repayments	Lease Commitments	Total
Less than 1 year	$1,684,000	$551,000	$2,235,000
1-3 years	-	222,000	222,000
3-5 years	-	-	-
Total	$1,684,000	$773,000	$2,457,000

The Company believes that it will have sufficient cash to meet its anticipated operating costs, capital expenditures and debt service requirements for at least the next twelve months.  The Company used its cash reserves to repay its $1.7 million mortgage obligation in January 2008.

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

Critical Accounting Policies

The Company's significant accounting policies are fully described in Note 1 to the Company's consolidated financial statements included in its September 30, 2007 Annual Report on Form 10-K.  Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants.  Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB provided a one-year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The Company does not expect that the adoption of SFAS 157 will have a material impact on its consolidated financial position, results of operations or cash flows.

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

At December 31, 2007, the Company had $1.2 million of outstanding floating rate bank debt which was covered by an interest rate swap agreement that effectively converts the foregoing floating rate debt to a stated fixed rate (see “Note 5. Long-Term Debt” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007).  Thus, the Company has substantially no net interest rate exposures on these instruments.  However, the Company had approximately $481,000 of floating rate bank debt that is subject to interest rate risk as it was not covered by interest rate swap agreements.  The Company does not believe that a 10% fluctuation in interest rates would have a material effect on its consolidated financial position and results of operations.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

ITEM 2 - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On April 26, 2001, the Company announced that its Board of Directors authorized the repurchase of up to $1 million of shares of the Company’s common stock, which represented approximately 9.8% of shares outstanding on the announcement date.  The Company did not repurchase any of its common stock during the three month period ended December 31, 2007.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 – EXHIBITS

        Exhibit
         Number     Description

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

February 14, 2008

/s/ Kenneth M. Darby	/s/ John M. Badke
Kenneth M. Darby	John M. Badke
Chairman and	Senior Vice President, Finance
Chief Executive Officer	Chief Financial Officer