Form 10-Q
period 2008-03-31
VICON INDUSTRIES INC /NY/
filed 2008-05-15
CIK 310056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number:  1-7939

VICON INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

NEW YORK	11-2160665
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

89 Arkay Drive, Hauppauge, NEW YORK	11788
(Address of principal executive offices)	(Zip Code)

(631) 952-2288
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[x] Yes	[ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ ] Yes       [x] No

At May 13, 2008, the registrant had outstanding 4,752,019 shares of Common Stock, $.01 par value.

VICON INDUSTRIES, INC. AND SUBSIDIARIES

Part I. Financial Information                                                                                                                                                                 Page Number

Item 1. Financial Statements

Condensed Consolidated Statements of Operations
 - Three Months Ended March 31, 2008 and 2007                                                                                                                           3

Condensed Consolidated Statements of Operations
- Six Months Ended March 31, 2008 and 2007                                                                                                                                 4

Condensed Consolidated Balance Sheets                                                                                                                                          5

Condensed Consolidated Statements of Cash Flows                                                                                                                        6

Notes to Condensed Consolidated Financial Statements                                                                                                                7

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                                                                                                                                          12

Item 3. Qualitative and Quantitative Disclosures about Market Risk                                                                                               18

Item 4. Controls and Procedures                                                                                                                                                               18

Part II. Other Information                                                                                                                                                                               19

Item 1. Legal Proceedings                                                                                                                                                                           19

Item 1A. Risk Factors                                                                                                                                                                                   20

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities                                                         20

Item 3. Defaults Upon Senior Securities                                                                                                                                                   20

Item 4. Submission of Matters to a Vote of Security Holders                                                                                                                20

Item 5. Other Information                                                                                                                                                                             20

Item 6. Exhibits                                                                                                                                                                                                20

Signatures                                                                                                                                                                                                            21

PART I –  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended

	3/31/08	3/31/07

Net Sales	$15,335,168	$16,891,998
Cost of Sales	8,538,718	9,743,660
Gross Profit	6,796,450	7,148,338

Operating expenses:
Selling, general and administrative expense	4,950,571	4,989,225
Engineering & development expense	1,521,272	1,265,955
	6,471,843	6,255,180

Operating income	324,607	893,158

Interest expense	10,614	34,461
Interest and other income	(60,825)	(40,727)

Income before income taxes	374,818	899,424

Income tax expense	169,000	97,000

Net income	$205,818	$802,424

Earnings per share:
Basic	$.04	$.17

Diluted	$.04	$.16

Shares used in computing earnings per share:

Basic	4,810,191	4,698,402

Diluted	4,998,260	4,945,012

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended

	3/31/08	3/31/07

Net Sales	$30,978,709	$34,775,232
Cost of Sales	17,254,896	20,425,433
Gross Profit	13,723,813	14,349,799

Operating expenses:
Selling, general and administrative expense	9,967,994	9,805,584
Engineering & development expense	2,914,335	2,505,216
	12,882,329	12,310,800

Operating income	841,484	2,038,999

Interest expense	42,684	73,251
Interest and other income	(148,929)	(151,883)

Income before income taxes	947,729	2,117,631

Income tax expense	397,000	200,000

Net income	$550,729	$1,917,631

Earnings per share:
Basic	$.11	$.41

Diluted	$.11	$.40

Shares used in computing earnings per share:

Basic	4,805,964	4,656,599

Diluted	5,031,780	4,827,559

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	3/31/08	9/30/07
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$8,756,987	$8,808,110
Marketable securities	229,567	229,668
Accounts receivable, net	10,789,675	12,995,595
Inventories:
Parts, components, and materials	3,776,715	3,768,972
Work-in-process	2,554,707	2,274,661
Finished products	7,060,050	6,951,619
	13,391,472	12,995,252
Deferred income taxes	1,552,942	1,472,551
Prepaid expenses and other current assets	796,572	596,145
TOTAL CURRENT ASSETS	35,517,215	37,097,321

Property, plant and equipment	13,351,035	13,206,910
Less accumulated depreciation and amortization	(7,750,817)	(7,445,405)
	5,600,218	5,761,505
Deferred income taxes	1,875,748	2,058,177
Other assets	122,045	117,442
TOTAL ASSETS	$43,115,226	$45,034,445

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$-	$1,740,335
Accounts payable	3,704,082	3,404,971
Accrued compensation and employee benefits	1,892,551	2,856,921
Accrued expenses	1,553,808	1,806,989
Unearned revenue	825,653	830,901
Income taxes payable	514,129	416,655
TOTAL CURRENT LIABILITIES	8,490,223	11,056,772

Unearned revenue	331,023	408,229
Other long-term liabilities	792,477	516,088

SHAREHOLDERS’ EQUITY
Common stock, par value $.01	50,733	50,535
Additional paid in capital	22,978,830	22,874,285
Retained earnings	10,046,501	9,620,772
	33,076,064	32,545,592
Less treasury stock, at cost	(1,139,728)	(1,139,728)
Accumulated other comprehensive income	1,565,167	1,647,492
TOTAL SHAREHOLDERS’ EQUITY	33,501,503	33,053,356
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$43,115,226	$45,034,445

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	3/31/08	3/31/07
Cash flows from operating activities:
Net income	$550,729	$1,917,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	400,547	459,591
Amortization of deferred compensation	5,320	5,292
Stock compensation expense	40,155	89,974
Deferred income taxes	180,781	-
Change in assets and liabilities:
Accounts receivable, net	2,069,039	950,277
Inventories	(476,337)	(2,122,276)
Prepaid expenses and other current assets	(211,000)	(126,208)
Other assets	(4,603)	74,534
Accounts payable	348,013	(832,561)
Accrued compensation and employee benefits	(952,295)	(234,625)
Accrued expenses	(184,453)	213,077
Unearned revenue	(82,454)	42,464
Income taxes payable	100,111	200,048
Other liabilities	51,389	56,721
Net cash provided by operating activities	1,834,942	693,939

Cash flows from investing activities:
Capital expenditures	(276,181)	(174,115)
Net decrease (increase) in marketable securities	4,412	(3,053)
Net cash used in investing activities	(271,769)	(177,168)

Cash flows from financing activities:
Repayments of debt	(1,740,335)	(180,015)
Proceeds from exercise of stock options	59,268	177,877
Net cash used in financing activities	(1,681,067)	(2,138)
Effect of exchange rate changes on cash	66,771	(73,521)

Net increase (decrease) in cash	(51,123)	441,112
Cash at beginning of year	8,808,110	5,639,334
Cash at end of period	$8,756,987	$6,080,446

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2007.  Certain prior year amounts have been reclassified to conform to the current period presentation.

Note 2:  Marketable Securities

Marketable securities consist of mutual fund investments in U.S. government debt securities and holdings in an equity security.  Such mutual fund investments are stated at market value and are classified as available-for-sale under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, with unrealized gains and losses reported in other comprehensive income as a component of shareholders’ equity.  The cost of such securities at March 31, 2008 was $226,640, with $2,927 of cumulative unrealized gains reported at March 31, 2008.

Note 3:  Accounts Receivable

Accounts receivable is stated net of an allowance for uncollectible accounts of $1,065,000 and $962,000 as of March 31, 2008 and September 30, 2007, respectively.

Note 4:  Earnings per Share

Basic earnings per share (EPS) is computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options and under deferred compensation agreements.

The following tables provide the components of the basic and diluted EPS computations for the three month and six month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Basic EPS Computation
Net income	$205,818	$802,424	$550,729	$1,917,631
Weighted average shares outstanding	4,810,191	4,698,402	4,805,964	4,656,599
Basic earnings per share	$.04	$.17	$.11	$.41

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Diluted EPS Computation
Net income	$205,818	$802,424	$550,729	$1,917,631
Weighted average shares outstanding	4,810,191	4,698,402	4,805,964	4,656,599
Stock options	163,984	224,105	200,401	135,747
Stock compensation arrangements	24,085	22,505	25,415	35,213
Diluted shares outstanding	4,998,260	4,945,012	5,031,780	4,827,559
Diluted earnings per share	$.04	$.16	$.11	$.40

Note 5:   Comprehensive Income

The Company's total comprehensive income for the three month and six month periods ended March 31, 2008 and 2007 was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net income	$205,818	$802,424	$550,729	$1,917,631
Other comprehensive income (loss), net of tax:
Unrealized gain on securities	1,964	313	4,311	373
Unrealized gain (loss) on derivatives	(19,307)	56,270	38,106	(5,743)
Foreign currency translation adjustment	110,564	(21,242)	(124,742)	326,587
Comprehensive income	$299,039	$837,765	$468,404	$2,238,848

The accumulated other comprehensive income balances at March 31, 2008 and September 30, 2007 consisted of the following:

	March 31, 2008	September 30, 2007
Foreign currency translation adjustment	$1,562,541	$1,687,283
Unrealized loss on derivatives	(301)	(38,407)
Unrealized gain (loss) on securities	2,927	(1,384)
Accumulated other comprehensive income	$1,565,167	$1,647,492

Note 6:   Derivative Instruments

At March 31, 2008, the Company had forward exchange contracts outstanding with notional amounts aggregating $1.0 million, whose aggregate fair value was a liability of approximately $477.  The change in the amount of the asset or liability for these instruments is shown as a component of accumulated other comprehensive income, net of tax.

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

Effective October 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment”, which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period.  For the three-month periods ended March 31, 2008 and 2007, the Company recorded non-cash compensation expense of $19,388 and $44,845, respectively, ($.004 and $.01 per basic and diluted share, respectively) relating to stock options.  For the six-month periods ended March 31, 2008 and 2007, the Company recorded non-cash compensation expense of $40,155 and $89,974, respectively, ($.01 and $.02 per basic and diluted share, respectively) relating to stock options.  The Company elected to utilize the modified-prospective application method, whereby compensation expense is recorded for all awards granted after October 1, 2005 and for the unvested portion of awards granted prior to this date.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133” (“SFAS 161”).  SFAS 161 will change the disclosure requirements for derivative instruments and hedging activities.  Entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company has not yet evaluated the impact, if any, of adopting this pronouncement.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Three Months Ended March 31, 2008 Compared with March 31, 2007

Net sales for the quarter ended March 31, 2008 decreased 9% to $15.3 million compared with $16.9 million in the year ago period.  Domestic sales decreased 13% to $7.6 million compared with $8.7 million in the year ago period.  International sales for the quarter decreased 5% to $7.7 million compared with $8.2 million in the year ago period.  The sales decreases in these segments were due in part to weakening economic conditions in certain of the Company’s markets.  The backlog of unfilled orders was $4.8 million at March 31, 2008 compared with $3.8 million at September 30, 2007.

Gross profit margins for the second quarter of fiscal 2008 increased to 44.3% compared with 42.3% in the year ago period.  The margin increase included the benefit of favorable exchange rate changes in Europe and reduced product component costs on the Company’s digital video product line.

Total operating expenses for the second quarter of fiscal 2008 increased to $6.5 million compared with $6.3 million in the year ago quarter principally as a result of increased engineering and development expense.  The Company continued to invest in new product development in the current quarter, incurring $1.5 million of engineering and development costs compared with $1.3 million in the year ago period.  Sales and marketing expense for the current quarter was the same as the year ago period of $4 million despite a 9% decrease in sales.  The Company has increased its investment in sales infrastructure in the current period to better position itself for potential market opportunities.

The Company generated operating income of $325,000 in the second quarter of fiscal 2008 compared with operating income of $893,000 in the year ago period.

Interest expense decreased to $11,000 for the second quarter of fiscal 2008 compared with $34,000 in the year ago period principally as a result of the paydown of bank borrowings.  Interest and other income increased to $61,000 for the second quarter of fiscal 2008 compared with $41,000 in the year ago period due to increased cash balances in the current year period.

Income tax expense for the second quarter of fiscal 2008 increased to $169,000 compared with $97,000 in the year ago period.  The current quarter tax expense includes a $58,000 provision for U.S. income taxes as compared with no tax provision in the year ago period.  The Company now records income tax expense on its U.S. income as a result of the recognition of previously unrecorded net deferred tax assets in the fourth quarter of fiscal 2007.  No U.S. income tax expense was recognized in the prior year quarter as the Company was utilizing the benefit of previously reserved and unrecognized net operating loss carryforwards.

As a result of the foregoing, the Company reported net income of $206,000 for the second quarter of fiscal 2008 compared with net income of $802,000 in the year ago period.  Net income for the year ago period would have been $532,000 based upon the application of a normalized effective tax rate for the period.

Results of Operations
Six Months Ended March 31, 2008 Compared with March 31, 2007

Net sales for the six months ended March 31, 2008 decreased 11% to $31.0 million compared with $34.8 million in the year ago period.  Domestic sales decreased 15% to $15.7 million compared with $18.4 million in the year ago period while international sales decreased 6% to $15.3 million compared with $16.4 million in the year ago period.  The sales decreases in these segments were due in part to weakening economic conditions in certain of the Company’s markets.

Gross profit margins for the first six months of fiscal 2008 increased to 44.3% compared with 41.3% in the year ago period.  The margin increase included the benefit of favorable exchange rate changes in Europe and reduced product component costs on the Company’s digital video product line.

Total operating expenses for the first six months of fiscal 2008 increased to $12.9 million compared with $12.3 million in the year ago period principally as a result of increases in sales related costs in Europe that included translation effects of strengthening European currencies and increased engineering and development expense.  The Company continued to invest in new product development in the current year period, incurring $2.9 million of engineering and development costs compared with $2.5 million in the year ago period.

The Company generated operating income of $841,000 in the first six months of fiscal 2008 compared with operating income of $2.0 million in the year ago period.

Interest expense decreased to $43,000 for the first six months of fiscal 2008 compared with $73,000 in the year ago period principally as a result of the paydown of bank borrowings.  Interest and other income decreased to $149,000 for the first six months of fiscal 2008 compared with $152,000 in the year ago period.  The year ago period included a $72,000 gain from life insurance proceeds upon the death of a retired executive.  Excluding the effect of this gain, interest and other income increased $69,000 principally as a result of increased cash balances during the current year period.

Income tax expense for the first six months of fiscal 2008 increased to $397,000 compared with $200,000 in the year ago period.  The current year period tax expense includes a $220,000 provision for U.S. income taxes as compared with no tax provision in the year ago period.  The Company now records income tax expense on its U.S. income as a result of the recognition of previously unrecorded net deferred tax assets in the fourth quarter of fiscal 2007.  No U.S. income tax expense was recognized in the prior year period as the Company was utilizing the benefit of previously reserved and unrecognized net operating loss carryforwards.

As a result of the foregoing, the Company reported net income of $551,000 for the first six months of fiscal 2008 compared with net income of $1.9 million in the year ago period.  Net income for the year ago period would have been $1.3 million based upon the application of a normalized effective tax rate for the period.

Liquidity and Capital Resources

Net cash provided by operating activities was $1.8 million for the first six months of fiscal 2008, which included $551,000 of net income and $627,000 of non-cash charges for the period.  In addition, the $2.1 million decrease in accounts receivable resulting from lower sales was offset in part by increases in other current assets and decreases in certain other current liabilities. Net cash used in investing activities was $272,000 for the first six months of fiscal 2008 due principally to $276,000 of general capital expenditures.  Net cash used in financing activities was $1.7 million for the first six months of fiscal 2008, which included a $1.7 million scheduled repayment of bank mortgage loans offset by $59,000 of proceeds received from the exercise of stock options.  As a result of the foregoing, cash decreased by $51,000 for the first six months of fiscal 2008 after the effect of exchange rate changes on the cash position of the Company.

The Company’s U.K. based subsidiary maintains a bank overdraft facility that provides for maximum borrowings of one million Pounds Sterling (approximately $2,000,000) to support its local working capital requirements. At March 31, 2008 and September 30, 2007, there were no outstanding borrowings under this facility.

The following is a summary of the Company’s debt and material lease obligations as of March 31, 2008:

Payments Due By Period	Debt Repayments	Lease Commitments	Total
Less than 1 year	$-	$593,000	$593,000
1-3 years	-	453,000	453,000
3-5 years	-	10,000	10,000
Total	$ -	$1,056,000	$1,056,000

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133” (“SFAS 161”).  SFAS 161 will change the disclosure requirements for derivative instruments and hedging activities.  Entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company has not yet evaluated the impact, if any, of adopting this pronouncement.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

ITEM 2 - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On April 26, 2001, the Company announced that its Board of Directors authorized the repurchase of up to $1 million of shares of the Company’s common stock.  As of March 31, 2008, the Company had repurchased a total of $546,000 of shares under this program and did not repurchase any of its common stock during the three month period ended March 31, 2008.  Subsequent to March 31, 2008, the Company repurchased an additional $303,000 of shares, bringing its cumulative repurchases to $849,000 at the date of this filing.

On May 9, 2008, the Company announced that its Board of Directors authorized the repurchase of up to an additional $1 million of shares of the Company’s common stock.

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

May 15, 2008

/s/ Kenneth M. Darby	/s/ John M. Badke
Kenneth M. Darby	John M. Badke
Chairman and	Senior Vice President, Finance
Chief Executive Officer	Chief Financial Officer