Form 10-Q
period 2008-06-30
VICON INDUSTRIES INC /NY/
filed 2008-08-14
CIK 310056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

At August 14, 2008, the registrant had outstanding 4,741,505 shares of Common Stock, $.01 par value.

VICON INDUSTRIES, INC. AND SUBSIDIARIES

Part I. Financial Information                                                                                                                           Page Number

Item 1. Financial Statements

Condensed Consolidated Statements of Operations
 - Three Months Ended June 30, 2008 and 2007                                                                                           3

Condensed Consolidated Statements of Operations
- Nine Months Ended June 30, 2008 and 2007                                                                                              4

Condensed Consolidated Balance Sheets                                                                                                       5

Condensed Consolidated Statements of Cash Flows                                                                                     6

Notes to Condensed Consolidated Financial Statements                                                                             7

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                                                                                                       12

Item 3. Qualitative and Quantitative Disclosures about Market Risk                                                           18

Item 4. Controls and Procedures                                                                                                                           18

Part II. Other Information                                                                                                                                           19

Item 1. Legal Proceedings                                                                                                                                       19

Item 1A. Risk Factors                                                                                                                                               20

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities                     20

Item 3. Defaults Upon Senior Securities                                                                                                               20

Item 4. Submission of Matters to a Vote of Security Holders                                                                            20

Item 5. Other Information                                                                                                                                         20

Item 6. Exhibits                                                                                                                                                            21

Signatures                                                                                                                                                                        22

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended

	6/30/08	6/30/07

Net Sales	$16,026,952	$17,139,820
Cost of Sales	8,758,605	9,921,658
Gross Profit	7,268,347	7,218,162

Operating expenses:
Selling, general and administrative expense	5,170,975	4,820,779
Engineering & development expense	1,314,189	1,277,756
	6,485,164	6,098,535

Operating income	783,183	1,119,627

Interest expense	5,324	34,814
Interest and other income	(48,485)	(52,812)

Income before income taxes	826,344	1,137,625

Income tax expense	298,000	103,000

Net income	$528,344	$1,034,625

Earnings per share:
Basic	$.11	$.22

Diluted	$.11	$.20

Shares used in computing earnings per share:

Basic	4,766,117	4,775,354

Diluted	4,873,469	5,059,661

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended

	6/30/08	6/30/07

Net Sales	$47,005,661	$51,915,052
Cost of Sales	26,013,501	30,347,091
Gross Profit	20,992,160	21,567,961

Operating expenses:
Selling, general and administrative expense	15,138,970	14,626,362
Engineering & development expense	4,228,524	3,782,973
	19,367,494	18,409,335

Operating income	1,624,666	3,158,626

Interest expense	48,008	108,065
Interest and other income	(197,415)	(204,695)

Income before income taxes	1,774,073	3,255,256

Income tax expense	695,000	303,000

Net income	$1,079,073	$2,952,256

Earnings per share:
Basic	$.23	$.63

Diluted	$.22	$.60

Shares used in computing earnings per share:

Basic	4,792,729	4,696,184

Diluted	4,979,057	4,904,926

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	6/30/08	9/30/07
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$8,709,051	$8,808,110
Marketable securities	220,759	229,668
Accounts receivable, net	11,802,523	12,995,595
Inventories:
Parts, components, and materials	3,432,710	3,768,972
Work-in-process	2,231,036	2,274,661
Finished products	6,954,110	6,951,619
	12,617,856	12,995,252
Deferred income taxes	1,566,654	1,472,551
Prepaid expenses and other current assets	621,335	596,145
TOTAL CURRENT ASSETS	35,538,178	37,097,321

Property, plant and equipment	13,457,097	13,206,910
Less accumulated depreciation and amortization	(7,907,407)	(7,445,405)
	5,549,690	5,761,505
Deferred income taxes	1,650,748	2,058,177
Other assets	105,773	117,442
TOTAL ASSETS	$42,844,389	$45,034,445

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$-	$1,740,335
Accounts payable	3,185,495	3,404,971
Accrued compensation and employee benefits	2,192,826	2,856,921
Accrued expenses	1,668,906	1,806,989
Unearned revenue	864,851	830,901
Income taxes payable	127,233	416,655
TOTAL CURRENT LIABILITIES	8,039,311	11,056,772

Unearned revenue	318,291	408,229
Other long-term liabilities	818,031	516,088

SHAREHOLDERS’ EQUITY
Common stock, par value $.01	51,161	50,535
Additional paid in capital	23,142,520	22,874,285
Retained earnings	10,574,845	9,620,772
	33,768,526	32,545,592
Less treasury stock, at cost	(1,698,246)	(1,139,728)
Accumulated other comprehensive income	1,598,476	1,647,492
TOTAL SHAREHOLDERS’ EQUITY	33,668,756	33,053,356
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$42,844,389	$45,034,445

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	6/30/08	6/30/07
Cash flows from operating activities:
Net income	$1,079,073	$2,952,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	582,785	673,010
Amortization of deferred compensation	7,965	7,937
Stock compensation expense	73,000	134,830
Deferred income taxes	406,560	-
Change in assets and liabilities:
Accounts receivable, net	1,053,150	350,804
Inventories	297,494	(1,628,280)
Prepaid expenses and other current assets	(33,926)	(6,437)
Other assets	11,669	58,084
Accounts payable	(170,137)	(1,336,167)
Accrued compensation and employee benefits	(651,197)	95,188
Accrued expenses	(108,851)	169,515
Unearned revenue	(54,224)	(23,913)
Income taxes payable	(288,208)	152,906
Other liabilities	76,943	35,596
Net cash provided by operating activities	2,282,096	1,635,329

Cash flows from investing activities:
Capital expenditures	(407,936)	(236,032)
Net decrease (increase) in marketable securities	9,774	(4,639)
Net cash used in investing activities	(398,162)	(240,671)

Cash flows from financing activities:
Repayments of debt	(1,740,335)	(257,882)
Repurchases of common stock	(558,518)	-
Proceeds from exercise of stock options	187,896	263,340
Net cash provided by (used in)
financing activities	(2,110,957)	5,458
Effect of exchange rate changes on cash	127,964	(59,261)

Net increase (decrease) in cash	(99,059)	1,340,855
Cash at beginning of year	8,808,110	5,639,334
Cash at end of period	$8,709,051	$6,980,189

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2007.  Certain prior year amounts have been reclassified to conform to the current period presentation.

Note 2:  Marketable Securities

Marketable securities consist of mutual fund investments in U.S. government debt securities and holdings in an equity security.  Such mutual fund investments are stated at market value and are classified as available-for-sale under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, with unrealized gains and losses reported in other comprehensive income as a component of shareholders’ equity.  The cost of such securities at June 30, 2008 was $221,278, with $519 of cumulative unrealized losses reported at June 30, 2008.

Note 3:  Accounts Receivable

Accounts receivable is stated net of an allowance for uncollectible accounts of $1,146,000 and $962,000 as of June 30, 2008 and September 30, 2007, respectively.

Note 4:  Earnings per Share

Basic earnings per share (EPS) is computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options and under deferred compensation agreements.

The following tables provide the components of the basic and diluted EPS computations for the three month and nine month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Basic EPS Computation
Net income	$528,344	$1,034,625	$1,079,073	$2,952,256
Weighted average shares outstanding	4,766,117	4,775,354	4,792,729	4,696,184
Basic earnings per share	$.11	$.22	$.23	$.63

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Diluted EPS Computation
Net income	$528,344	$1,034,625	$1,079,073	$2,952,256
Weighted average shares outstanding	4,766,117	4,775,354	4,792,729	4,696,184
Stock options	85,881	257,938	162,227	176,477
Stock compensation arrangements	21,471	26,369	24,101	32,265
Diluted shares outstanding	4,873,469	5,059,661	4,979,057	4,904,926
Diluted earnings per share	$.11	$.20	$.22	$.60

Note 5:   Comprehensive Income

The Company's total comprehensive income for the three month and nine month periods ended June 30, 2008 and 2007 was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net income	$528,344	$1,034,625	$1,079,073	$2,952,256
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities	(3,446)	(1,855)	865	(1,482)
Unrealized gain (loss) on derivatives	(24,561)	(19,095)	13,545	(24,838)
Foreign currency translation adjustment	61,316	160,069	(63,426)	486,656
Comprehensive income	$561,653	$1,173,744	$1,030,057	$3,412,592

The accumulated other comprehensive income balances at June 30, 2008 and September 30, 2007 consisted of the following:

	June 30, 2008	September 30, 2007
Foreign currency translation adjustment	$1,623,857	$1,687,283
Unrealized loss on derivatives	(24,862)	(38,407)
Unrealized loss on securities	(519)	(1,384)
Accumulated other comprehensive income	$1,598,476	$1,647,492

Note 6:   Derivative Instruments

At June 30, 2008, the Company had forward exchange contracts outstanding with notional amounts aggregating $2.5 million, whose aggregate fair value was a liability of approximately $39,463.  The change in the amount of the asset or liability for these instruments is shown as a component of accumulated other comprehensive income, net of tax.

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

Effective October 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment”, which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period.  For the three-month periods ended June 30, 2008 and 2007, the Company recorded non-cash compensation expense of $32,845 and $44,856, respectively, ($.01 and $.01 per basic and diluted share, respectively) relating to stock options.  For the nine-month periods ended June 30, 2008 and 2007, the Company recorded non-cash compensation expense of $73,000 and $134,830, respectively, ($.02 and $.03 per basic and diluted share, respectively) relating to stock options.  The Company elected to utilize the modified-prospective application method, whereby compensation expense is recorded for all awards granted after October 1, 2005 and for the unvested portion of awards granted prior to this date.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Three Months Ended June 30, 2008 Compared with June 30, 2007

Net sales for the quarter ended June 30, 2008 decreased 6% to $16.0 million compared with $17.1 million in the year ago period.  Domestic sales decreased 9% to $8.0 million compared with $8.8 million in the year ago period.  International sales for the quarter decreased 4% to $8.0 million compared with $8.3 million in the year ago period.  The sales decreases in these segments were due in part to weakening economic conditions in certain of the Company’s markets.  However, order intake for the quarter ended June 30, 2008 increased 8% to $17.3 million as compared with $16.0 million in the year ago period.  The backlog of unfilled orders was $6.0 million at June 30, 2008 compared with $3.8 million at September 30, 2007.

Gross profit margins for the third quarter of fiscal 2008 increased to 45.4% compared with 42.1% in the year ago period.  The margin increase included the benefit of favorable exchange rate changes in Europe and reduced product component costs on the Company’s digital video product line.

Total operating expenses for the third quarter of fiscal 2008 increased to $6.5 million compared with $6.1 million in the year ago quarter principally as a result of increased sales and administrative expense.  Sales and marketing expense for the current quarter increased to $4.1 million compared with $3.9 million in the year ago period despite a 6% decrease in sales.  The Company has increased its investment in sales infrastructure in the current period to better position itself for potential market opportunities.  The Company continued to invest in new product development in the current quarter, incurring $1.3 million of engineering and development costs compared with $1.3 million in the year ago period.

The Company generated operating income of $783,000 in the third quarter of fiscal 2008 compared with operating income of $1.1 million in the year ago period.

Interest expense decreased to $5,000 for the third quarter of fiscal 2008 compared with $35,000 in the year ago period principally as a result of the paydown of bank borrowings.  Interest and other income decreased slightly to $48,000 for the third quarter of fiscal 2008 compared with $53,000 in the year ago period due to lower interest yields in the current year period.

Income tax expense for the third quarter of fiscal 2008 increased to $298,000 compared with $103,000 in the year ago period.  The current quarter tax expense includes a $225,000 provision for U.S. income taxes as compared with no tax provision in the year ago period.  The Company now records income tax expense on its U.S. income as a result of the recognition of previously unrecorded net deferred tax assets in the fourth quarter of fiscal 2007.  No U.S. income tax expense was recognized in the prior year quarter as the Company was utilizing the benefit of previously reserved and unrecognized net operating loss carryforwards.

As a result of the foregoing, the Company reported net income of $528,000 for the third quarter of fiscal 2008 compared with net income of $1.0 million in the year ago period.  Net income for the year ago period would have been $674,000 based upon the application of a normalized effective tax rate for the period.

Results of Operations
Nine Months Ended June 30, 2008 Compared with June 30, 2007

Net sales for the nine months ended June 30, 2008 decreased 9% to $47.0 million compared with $51.9 million in the year ago period.  Domestic sales decreased 13% to $23.7 million compared with $27.2 million in the year ago period while international sales decreased 5% to $23.3 million compared with $24.7 million in the year ago period.  The sales decreases in these segments were due in part to weakening economic conditions in certain of the Company’s markets.  However, order intake for the nine months ended June 30, 2008 increased to $49.2 million as compared with $48.8 million in the year ago period.

Gross profit margins for the first nine months of fiscal 2008 increased to 44.7% compared with 41.5% in the year ago period.  The margin increase included the benefit of favorable exchange rate changes in Europe and reduced product component costs on the Company’s digital video product line.

Total operating expenses for the first nine months of fiscal 2008 increased to $19.4 million compared with $18.4 million in the year ago period principally as a result of increases in sales related costs in Europe that included translation effects of strengthening European currencies and increased engineering and development expense.  The Company continued to invest in new product development in the current year period, incurring $4.2 million of engineering and development costs compared with $3.8 million in the year ago period.

The Company generated operating income of $1.6 million in the first nine months of fiscal 2008 compared with operating income of $3.2 million in the year ago period.

Interest expense decreased to $48,000 for the first nine months of fiscal 2008 compared with $108,000 in the year ago period principally as a result of the paydown of bank borrowings.  Interest and other income decreased to $197,000 for the first nine months of fiscal 2008 compared with $205,000 in the year ago period.  The year ago period included a $72,000 gain from life insurance proceeds upon the death of a retired executive.  Excluding the effect of this gain, interest and other income increased $65,000 principally as a result of increased cash balances during the current year period.

Income tax expense for the first nine months of fiscal 2008 increased to $695,000 compared with $303,000 in the year ago period.  The current year period tax expense includes a $445,000 provision for U.S. income taxes as compared with no tax provision in the year ago period.  The Company now records income tax expense on its U.S. income as a result of the recognition of previously unrecorded net deferred tax assets in the fourth quarter of fiscal 2007.  No U.S. income tax expense was recognized in the prior year period as the Company was utilizing the benefit of previously reserved and unrecognized net operating loss carryforwards.

As a result of the foregoing, the Company reported net income of $1.1 million for the first nine months of fiscal 2008 compared with net income of $3.0 million in the year ago period.  Net income for the year ago period would have been $1.9 million based upon the application of a normalized effective tax rate for the period.

Liquidity and Capital Resources

Net cash provided by operating activities was $2.3 million for the first nine months of fiscal 2008, which included $1.1 million of net income and $1.1 million of non-cash charges for the period.  In addition, the $1.1 million decrease in accounts receivable resulting from lower sales was offset in part by decreases in current liabilities.  Net cash used in investing activities was $398,000 for the first nine months of fiscal 2008 due principally to $408,000 of general capital expenditures.  Net cash used in financing activities was $2.1 million for the first nine months of fiscal 2008, which included a $1.7 million scheduled repayment of bank mortgage loans and $559,000 of common stock repurchases, offset in part by $188,000 of proceeds received from the exercise of stock options.  As a result of the foregoing, cash decreased by $99,000 for the first nine months of fiscal 2008 after the effect of exchange rate changes on the cash position of the Company.

The Company’s U.K. based subsidiary maintains a bank overdraft facility that provides for maximum borrowings of one million Pounds Sterling (approximately $2,000,000) to support its local working capital requirements.  At June 30, 2008 and September 30, 2007, there were no outstanding borrowings under this facility.

The following is a summary of the Company’s debt and material lease obligations as of June 30, 2008:

Payments Due By Period	Debt Repayments	Lease Commitments	Total
Less than 1 year	$-	$500,000	$500,000
1-3 years	-	332,000	332,000
3-5 years	-	7,000	7,000
Total	$ -	$839,000	$839,000

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

ITEM 2 - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On April 26, 2001, the Company announced that its Board of Directors authorized the repurchase of up to $1 million of shares of the Company’s common stock.  On May 9, 2008, the Company announced that its Board of Directors authorized the repurchase of up to an additional $1 million of shares of the Company’s common stock.  The following table summarizes repurchases of common stock for the three month period ended June 30, 2008:

	Total
	Number	Average	Approximate Dollar Value
	of Shares	Price Paid	Of Shares that May Yet Be
Period	Purchased (1)	per Share	Purchased Under the Program

04/01/08-04/30/08	55,951	$5.19	$1,163,408
05/01/08-05/31/08	20,600	$4.96	$1,061,226
06/01/08-06/30/08	32,100	$5.17	$895,399
Total	108,651	$5.14

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

VICON INDUSTRIES, INC.

August 14, 2008

/s/ Kenneth M. Darby	/s/ John M. Badke
Kenneth M. Darby	John M. Badke
Chairman and	Senior Vice President, Finance and
Chief Executive Officer	Chief Financial Officer