Form 10-K
period 2008-09-30
VICON INDUSTRIES INC /NY/
filed 2008-12-29
CIK 310056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2008

Commission File No.  1-7939

VICON INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

NEW YORK	11-2160665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

89 Arkay Drive, Hauppauge, New York	11788
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:            (631) 952-2288

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.01	NYSE Alternext US
(Title of class)	(Name of each exchange on which registered)

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

Yes    X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer        Accelerated Filer        Non-Accelerated Filer         Smaller reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)

Yes      No   X

The aggregate market value of voting and non-voting Common Stock held by non-affiliates of the registrant based upon the closing price of $5.00 per share as of March 31, 2008 was approximately $13,536,000.

The number of shares outstanding of the registrant's Common Stock as of December 15, 2008 was 4,655,023.

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

Products

The Company’s product line consists of various elements of a video system, including network video encoders, decoders, servers and related video management software, analog and IP fixed position cameras, digital video and network video recorders, display units (monitors), matrix video switchers, robotic camera dome systems and system controls. The Company provides a comprehensive line of products due to the many varied climatic and operational environments in which the products are expected to perform.  In addition to selling from a standard catalog line, the Company at times produces to specification or will modify an existing product to meet customer requirements.

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

The Company’s products are employed in video system installations by: (1) commercial and industrial users, such as office buildings, manufacturing plants, warehouses, apartment complexes, shopping malls and retail stores;  (2) federal, state, and local governments for national security purposes, municipal facilities, prisons, and military installations; (3) financial institutions, such as banks, clearing houses, brokerage firms and depositories, for security purposes; (4) transportation departments for highway traffic control, bridge and tunnel monitoring, and airport, subway, bus and seaport security and surveillance; (5) gaming casinos, where video surveillance is often mandated by regulatory authorities; (6) health care facilities, such as hospitals; and (7) institutions of education, such as schools and universities.

The Company’s principal sales offices are located in Hauppauge, New York; Fareham, England; Zaventem, Belgium; and Neumunster, Germany.

International Sales

The Company sells its products in the U.K., Europe, Scandinavia and the Middle East through its European based subsidiaries and elsewhere outside the U.S. principally by direct export from its U.S. headquarters.  In October 2004, the Company acquired all of the operating assets of Videotronic Infosystems GmbH, a 30-year old Germany based video system supplier, to expand its presence into the German video security market.  The Company has a few territorial exclusivity agreements with customers but primarily uses a wide range of installation companies and distributors in international markets.

Export sales and sales from the Company’s foreign subsidiaries amounted to $32.0 million, $32.0 million and $26.0 million or 48%, 46% and 46% of consolidated net sales in fiscal years 2008, 2007, and 2006, respectively.  The Company’s principal foreign markets are the U.K., Europe, the Middle East and the Pacific Rim, which together accounted for approximately 89% of international sales in fiscal 2008.

Competition

The Company operates in a highly competitive marketplace both domestically and internationally.  The Company competes by providing high-end video systems and system components that incorporate broad capability together with high levels of customer service and technical support.  Generally, the Company does not compete based on price alone.

The Company’s principal engineered video systems competitors include the following companies or their affiliates: Matsushita Electric Corp. (Panasonic), Pelco Sales Company (a division of Schneider Electric), Bosch Security Systems, Inc., Sensormatic Electronics Corp. (a division of Tyco International), GE Security Systems and Honeywell Security Systems.  Many additional companies, both domestic and international, produce products that compete against one or more of the Company’s system components. In addition, many consumer video electronic companies or their affiliates, including Matsushita Electric Corp. (Panasonic), Mitsubishi Electric Corporation, Sanyo Electric Co., Ltd. and Sony Corporation, compete with the Company for the sale of video cameras and systems.  Many of the Company’s principal competitors are larger companies whose financial resources and scope of operations are substantially greater than the Company’s.

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

At September 30, 2008, the Company employed a total of 39 engineers in the following areas: software development, mechanical design, manufacturing/testing and electrical and circuit design.  Engineering and development expense amounted to approximately 8%, 7% and 8% of net sales in fiscal years 2008, 2007 and 2006, respectively.

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

Backlog

The backlog of orders believed to be firm as of September 30, 2008 and 2007 was approximately $3.9 million and $3.8 million, respectively.  Orders are generally cancelable without penalty at the option of the customer.  The Company prefers that its backlog of orders not exceed its ability to fulfill such orders on a timely basis, since experience shows that long delivery schedules only encourage the Company’s customers to look elsewhere for product availability.

Employees

At September 30, 2008, the Company employed 199 full-time employees, of whom 7 are officers, 42 are in administration, 80 are in sales and technical service capacities, 39 are in engineering and 31 are production employees.  At September 30, 2007, the Company employed 209 persons.  There are no collective bargaining agreements with any of the Company’s employees and the Company considers its relations with its employees to be good.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock is traded on the NYSE Alternext US under the symbol (VII).  The following table sets forth for the periods indicated, the range of high and low prices for the Company's Common Stock:

Quarter Ended	High	Low

Fiscal 2008
December	12.23	7.61
March	9.95	4.53
June	5.75	4.64
September	5.85	4.27

Fiscal 2007
December	3.90	3.07
March	11.50	3.35
June	13.69	7.87
September	15.88	10.05

The last sale price of the Company’s Common Stock on December 15, 2008 as reported on the NYSE Alternext US was $5.85 per share.  As of December 15, 2008, there were approximately 200 shareholders of record.

The Company has never declared or paid cash dividends on its Common Stock and anticipates that any earnings in the foreseeable future will be retained to finance the growth and development of its business.

On April 26, 2001, the Company announced that its Board of Directors authorized the repurchase of up to $1 million of shares of the Company’s common stock in open market transactions or otherwise.  On May 9, 2008, the Board of Directors authorized the repurchase of up to an additional $1 million of shares of the Company’s common stock.  The following table summarizes repurchases of common stock for the three month period ended September 30, 2008:

	Total
	Number	Average	Approximate Dollar Value
	of Shares	Price Paid	Of Shares that May Yet Be
Period	Purchased (1)	Per Share	Purchased Under the Programs

07/01/08-07/31/08	2,889	$5.47	$879,597
08/01/08-08/31/08	-	-	$879,597
09/01/08-09/30/08	10,300	$5.25	$825,510
Total	13,189	$5.30

(1)  All repurchases were executed in open market transactions.

On December 2, 2008, the Company’s Board of Directors authorized the repurchase of an additional $1 million of shares of the Company’s common stock.

ITEM 6 - SELECTED FINANCIAL DATA
(in thousands, except per share data)

FISCAL YEAR	2008	2007	2006	2005	2004

Net sales	$66,911	$69,073	$56,279	$56,056	$53,533
Gross profit	30,422	29,386	22,094	20,996	19,711
Operating income (loss)	4,389	4,682	(367)	(2,931)	(2,226)
Income (loss) before income taxes	4,589	4,921	(397)	(3,069)	(2,210)
Net income (loss)	2,839	7,886	(547)	(2,885)	(2,691)
Net income (loss) per share:
Basic	.59	1.67	(.12)	(.63)	(.59)
Diluted	.57	1.59	(.12)	(.63)	(.59)
Total assets	46,964	45,841	35,955	34,192	38,867
Long-term debt	-	-	1,740	2,062	2,410
Working capital	29,181	26,041	20,181	19,713	22,793
Property, plant and equipment (net)	5,301	5,762	6,229	6,616	7,090

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal Year 2008 Compared with 2007

Net sales for 2008 decreased 3% to $66.9 million compared with $69.1 million in 2007.  Domestic sales decreased 6% to $34.9 million compared with $37.0 million in 2007 while international sales decreased slightly to $32.0 million compared with $32.1 million in 2007.  The sales decreases in these segments were due in part to weakening economic conditions in certain of the Company’s markets during 2008.  However, order intake for 2008 increased to $67.0 million compared with $65.7 million in 2007.  The backlog of unfilled orders was $3.9 million at September 30, 2008 compared with $3.8 million at September 30, 2007.

Gross profit margins for 2008 increased to 45.5% compared with 42.5% in 2007 as the Company experienced higher margins on certain project business.  The margin increase also included the benefit of favorable exchange rate changes in Europe and reduced product component costs.

Operating expenses for 2008 increased to $26.0 million or 38.9% of net sales compared with $24.7 million or 35.8% of net sales in 2007.  Selling, general and administrative expenses increased to $20.4 million for 2008 compared with $19.5 million in 2007 as the Company made certain investments in sales organization infrastructure.  In addition, the Company continued to invest in new product development, incurring $5.6 million of engineering and development expenses in 2008 compared with $5.2 million in 2007.  Increased expenses were incurred by the Company’s Israeli based engineering and development operation as a result of a weaker U.S. dollar in 2008.

The Company generated operating income of $4.4 million for fiscal 2008 compared with $4.7 million for 2007.

Interest expense decreased to $45,000 for 2008 compared with $142,000 in 2007 principally as a result of the paydown of bank borrowings.  Interest and other income decreased to $244,000 for 2008 compared with $380,000 in 2007.  The prior year included $168,000 of gains from life insurance proceeds and policies on the death of a retired executive.  Excluding the effect of these gains, interest and other income increased $32,000 principally as a result of increased cash balances during the current year period.

The Company recorded income tax expense of $1.8 million for 2008 compared with a benefit of $3.0 million for 2007.  The current year tax expense includes a $1.2 million provision for U.S. income taxes as compared with a $3.4 million tax benefit for 2007.  The Company did not recognize income tax expense on its U.S. pre-tax income of $3.9 million for 2007 as it utilized available net operating loss carryforwards in the amount of $1.5 million (tax effected).  In the fourth quarter of 2007, the Company recorded a $3.4 million tax benefit relating to the recognition of remaining unrecognized U.S. net deferred income tax assets.  The deferred income tax asset recognition was made as a result of an updated assessment of their realization.  The 2008 income tax expense also included a $525,000 provision for foreign taxes compared with $399,000 for 2007 relating primarily to profits recorded by the Company’s U.K. subsidiary.

As a result of the foregoing, the Company generated net income of $2.8 million in 2008 compared with $7.9 million in 2007.  Net income for 2007 would have been $3.1 million had income tax expense been provided at an assumed effective tax rate.

MANAGEMENT'S DISCUSSION AND ANALYSIS

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $3.4 million for 2008, which included $2.8 million of net income and $2.1 million of non-cash charges for the period.  The remaining net cash was reduced by an increase in accounts receivable of $2.6 million relating to increased fourth quarter sales, which was offset in part by an increase in accounts payable of $1.2 million.  Net cash used in investing activities was $499,000 in 2008 due principally to $503,000 of general capital expenditures.  Net cash used in financing activities was $2.1 million in 2008, which included a $1.7 million scheduled repayment of bank mortgage loans and $628,000 of common stock repurchases, offset in part by $220,000 of proceeds received from the exercise of stock options.  As a result of the foregoing, cash increased by $753,000 in 2008 after the effect of exchange rate changes on the cash position of the Company.

The Company’s U.K. based subsidiary maintains a bank overdraft facility that provides for maximum borrowings of one million Pounds Sterling (approximately $1,780,000) to support its local working capital requirements.  At September 30, 2008 and 2007, there were no outstanding borrowings under this facility.

The following is a summary of the Company’s long-term debt and material operating lease obligations as of September 30, 2008:

Payments Due	Debt	Lease
By Period	Repayments	Commitments	Total

Less than 1 year	$-	$490,000	$490,000
1-3 years	-	335,000	335,000
Totals	$-	$825,000	$825,000

The Company believes that it has sufficient cash to meet its anticipated operating costs, capital expenditures and debt service requirements for at least the next twelve months.  The Company used its cash reserves to repay its $1.7 million mortgage obligation in January 2008.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurement,” which defines fair value, establishes a framework for measuring fair value and expands disclosures regarding assets and liabilities measured at fair value.  In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2).  FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope.  FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the Company’s first quarter of fiscal 2010.  The measurement and disclosure requirements related to financial assets and financial liabilities are effective for the Company’s first quarter of fiscal 2009.  The Company does not expect that the adoption of SFAS 157 will have a material impact on its consolidated financial position, results of operations or cash flows.

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

Sales by the Company’s U.K. and German based subsidiaries to customers in Europe are made in British pounds sterling (pounds) or Eurodollars (Euros).  In fiscal 2008, approximately $5.9 million of products were sold by the Company to its U.K. based subsidiary for resale.  The Company has also entered into certain engineering cost sharing agreements with its U.K. based subsidiary that are denominated in U.S. dollars.  The Company attempts to minimize its currency exposure on these intercompany transactions through the purchase of forward exchange contracts.

The Company’s Israeli based subsidiary incurs shekel based operating expenses which are funded by the Company in U.S. dollars.  In past years, the Company purchased forward exchange contracts to hedge its currency exposure on these expenses during periods of favorable fluctuating exchange rates.

As of September 30, 2008, the Company had forward exchange contracts outstanding with notional amounts aggregating $1.0 million.  The Company also attempts to reduce the impact of an unfavorable exchange rate condition through cost reductions from its suppliers and shifting product sourcing to suppliers transacting in more stable and favorable currencies.

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

The Company enters into forward exchange contracts to hedge certain foreign currency exposures and minimize the effect of such fluctuations on reported earnings and cash flow (see “Foreign Currency Activity”, Note 1 “Derivative Instruments” and “Fair Value of Financial Instruments” to the accompanying financial statements).  At September 30, 2008, the Company’s foreign currency exchange risks included an aggregate $3.4 million of intercompany account balances between the Company and its subsidiaries, which are short term and will be settled in fiscal 2009.  The following sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant.

At September 30, 2008, a 10% strengthening or weakening of the U.S. dollar versus the British pound would result in a $344,000 decrease or increase, respectively, in the intercompany accounts receivable balance.  At September 30, 2008, the British Pound to U.S. Dollar exchange risk was hedged by $1.0 million of forward exchange contracts.

Related Party Transactions

Refer to Item 13 and “Note 13. Related Party Transactions” to the accompanying financial statements.

Inflation

Inflation has materially increased the Company’s operating costs in recent years.  To offset the effects of such operating expense increases, the Company has tried to increase sales and lower its product cost where possible.

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

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as required by Exchange Act Rule 13a-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2008 and concluded that it is effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the fiscal year ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

Limitations on the Effectiveness Controls

The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a Company have been detected. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective at the "reasonable assurance" level.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers and Directors of the Company are as follows:

Name	Age	Position

Kenneth M. Darby	62	Chairman of the Board, President and
		Chief Executive Officer
John M. Badke	49	Senior Vice President, Finance and
		Chief Financial Officer
Peter A. Horn	53	Vice President, Operations
Bret M. McGowan	43	Vice President, U.S. Sales and Marketing
Yacov A. Pshtissky	57	Vice President, Technology and Development
Christopher J. Wall	55	Managing Director, Vicon Industries Ltd.
Yigal Abiri	59	General Manager, Vicon Systems Ltd.
Clifton H.W. Maloney	71	Director
Peter F. Neumann	74	Director
W. Gregory Robertson	65	Director
Arthur D. Roche	70	Director

The business experience, principal occupations and employment, as well as period of service, of each of the officers and directors of the Company during at least the last five years are set forth below.

Kenneth M. Darby - Chairman of the Board, President and Chief Executive Officer. Mr. Darby has served as Chairman of the Board since April 1999, as Chief Executive Officer since April 1992 and as President since October 1991. He has served as a director since 1987.  Mr. Darby also served as Chief Operating Officer and as Executive Vice President, Vice President, Finance and Treasurer of the Company.  He joined the Company in 1978 as Controller after more than nine years at Peat Marwick Mitchell & Co., a public accounting firm. Mr. Darby's current term on the Board ends in May 2011.

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

Clifton H.W. Maloney – Director.  Mr. Maloney has been a director of the Company since May 2004.  Mr. Maloney is the President of C.H.W. Maloney & Co., Inc., a private investment firm that he founded in 1981. From 1974 to 1984, he was a Vice President in investment banking at Goldman, Sachs & Co.  Mr. Maloney is a Director of Chromium Industries, Inc. and The Wall Street Fund.  His current term on the Board ends in May 2010.

Peter F. Neumann - Director.  Mr. Neumann has been a director of the Company since 1987.  He is the retired President of Flynn-Neumann Agency, Inc., an insurance brokerage firm.  Mr. Neumann's current term on the Board ends in May 2009.

W. Gregory Robertson - Director.  Mr. Robertson has been a director of the Company since 1991.  He is the Chairman of TM Capital Corporation, a financial services company which he founded in 1989.  From 1985 to 1989, he was employed by Thomson McKinnon Securities, Inc. as head of investment banking and public finance.  Mr. Robertson’s current term on the Board ends in May 2010.

Arthur D. Roche - Director. Mr. Roche has been a director of the Company since 1992.  He served as Executive Vice President and co-participant in the Office of the President of the Company from August 1993 until his retirement in November 1999.  For the six months prior to that time, Mr. Roche provided consulting services to the Company.  In October 1991, Mr. Roche retired as a partner of Arthur Andersen & Co., an international accounting firm which he joined in 1960.  His current term on the Board ends in May 2011.

There are no family relationships between any director, executive officer or person nominated or chosen by the Company to become a director or officer.

Audit Committee Financial Expert

All named directors other than Mr. Darby are independent directors and members of the Audit Committee. The Board of Directors has determined that Arthur D. Roche, Chairman of the Audit Committee, qualifies as an “Audit Committee Financial Expert”, as defined by Securities and Exchange Commission Rules, based on his education, experience and background.  Mr. Roche is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all its employees, including its chief executive officer, chief financial and accounting officer, controller, and any persons performing similar functions.  Such Code of Ethics is published on the Company’s internet website (www.vicon-cctv.com).

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended September 30, 2008 and certain written representations that no Form 5 is required, no person who, at any time during the year ended September 30, 2008 was a director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the year ended September 30, 2008.

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

Cash Incentive Bonuses.    The Company's bonus programs are intended to reward executive officers for the achievement of various annual performance goals approved by the Company’s Board of Directors. For fiscal 2008, a performance based bonus plan was established for certain of the Company’s executive officers, including among others Kenneth M. Darby, Chief Executive Officer; John M. Badke, Chief Financial Officer; and Peter A. Horn, Vice President of Operations, whereby the participants would share a specified profit based bonus pool upon the achievement of a certain minimum annual pretax profit target as defined by the Company’s Board of Directors. Under such plan, Messrs. Darby, Badke and Horn earned bonuses of $218,000, $109,000 and $73,000, respectively, based upon the allocation of an aggregate bonus pool of nine percent (9%) of the Company’s consolidated pretax profit for 2008, after certain adjustments. In addition, performance based bonus plans were established for Christopher J. Wall, the Company’s European subsidiary Managing Director and Bret M. McGowan, Vice President, U.S. Sales and Marketing, for fiscal year 2008 whereby Mr. Wall would earn an amount equal to between 2% and 6% (based on achievement levels) of the combined pretax operating profits of the Company’s Europe based subsidiaries and Mr. McGowan will earn a specified commission upon achieving certain U.S. sales targets. Under such plans, Mr. Wall earned a bonus of $191,000 for fiscal 2008 and Mr. McGowan earned commissions of $75,000 during fiscal 2008.

        Equity-based Compensation.    Equity-based compensation is designed to provide incentives to the Company’s executive officers to build shareholder value over the long term by aligning their interests with the interest of shareholders. The Compensation Committee of the Board of Directors believes that equity-based compensation provides an incentive that focuses the executive's attention on managing the company from the perspective of an owner with an equity stake in the business. Among our executive officers, the number of shares of stock awarded or common stock subject to options granted to each individual generally depends upon the level of that officer's responsibility. The largest grants are generally awarded to the most senior officers who, in the view of the Compensation Committee, have the greatest potential impact on the Company’s profitability and growth. Previous grants of stock options or stock grants are reviewed in determining the size of any executive's award in a particular year. In March 2007, the Board of Directors adopted the Company’s 2007 Stock Incentive Plan, which was approved by the Company’s stockholders at its Annual Meeting of Stockholders held on May 18, 2007. Under such plan, a total of 500,000 shares of Common Stock were reserved for issuance and include the grant of stock options, restricted stock and other stock awards as determined by the Compensation Committee. The purpose of the Stock Incentive Plan is to attract and retain executive management by providing them with appropriate equity-based incentives and rewards for superior performance and to provide incentive to a broader range of employees.  In fiscal 2008, the Compensation Committee awarded a total of 52,500 stock options to named executive officers, including 20,000 to Mr. Darby, 10,000 to Mr. Badke, 10,000 to Mr. Wall, 7,500 to Mr. Horn and 5,000 to Mr. McGowan .

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

Employment Agreements

The Company has entered into employment agreements with its named executive officers that provide certain benefits upon termination of employment or change in control of the Company without Board of Director approval. Under Mr. Darby’s employment agreement, he is entitled to receive a lump sum payment equal to the balance owing under his agreement in the event of a change in control of the Company under any condition. All the other agreements provide the named executive officer with a payment of three times their average annual compensation for the previous five year period if there is a change in control of the Company without Board of Director approval, as defined. Such payment can be taken in a present value lump sum or equal installments over a three year period. The agreements also provide the named executive officers other than Mr. Darby with certain severance/retirement benefits upon certain occurrences including termination of employment without cause as defined, termination of employment due to the Company’s breach of specified employment conditions (good reason termination), death, disability or retirement at a specified age. Such severance/retirement benefit provisions survive the expiration of the agreements and include a fixed stated benefit of $350,000 for Mr. Badke, $200,000 (100,000 Pounds Sterling) for Mr. Wall, $316,000 for Mr. Horn and $290,000 for Mr. McGowan.  In addition, Messrs. Badke and Horn each receive an additional deferred compensation benefit upon such employment termination occurrences in the form of 6,561 and 9,759 shares, respectively, of the Company’s common stock.

On August 11, 2008, the Company entered into a one-year employment agreement with Kenneth M. Darby, the Company’s Chief Executive Officer, to expire on September 30, 2009. The terms of the new agreement provide for an annual base salary of $400,000. In the event the agreement is terminated prior to its expiration for reasons other than cause as defined, Mr. Darby is entitled to receive all remaining salary owed him through its expiration.

Mr. Horn is subject to an employment agreement that expires December 31, 2008 and provides for an annual base salary of $168,000.  Mr. Wall had a one year employment agreement that expired on September 30, 2008, which was subsequently renewed to expire on September 30, 2009.

2008 Summary Compensation Table

The following table sets forth all compensation for the fiscal year ended September 30, 2008 awarded to or earned by the Company’s Chief Executive Officer, Chief Financial Officer and by each of our other named executive officers whose total compensation exceeded $100,000 during such period.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)(3)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)(2)		Total ($)
Kenneth M. Darby	2008	$400,000	-	-	$9,792	(1)	$218,182	(2)	-		$23,693	(4)	$651,667
Chairman and Chief Executive Officer	2007	$325,000	-	-	$27,495	(1)	$346,711	(3)	$852,429	(5)	$22,324	(4)	$1,573,959

John M. Badke	2008	$190,000	-	-	$12,336	(1)	$109,091	(2)	-		$7,927	(6)	$319,354
Senior Vice President and Chief Financial Officer	2007	$180,000	-	-	$17,252	(1)	$173,355	(3)	-		$7,152	(6)	$377,759

Christopher J. Wall	2008	$203,013	-	-	$9,180	(1)	$190,891	(8)	-		$31,022	(7)	$434,106
Managing Director Vicon Industries, Ltd.	2007	$200,000	-	-	$11,263	(1)	$188,490	(8)	-		$25,014	(7)	$424,767

Peter A. Horn	2008	$168,000	-	-	$7,834	(1)	$72,727	(2)	-		$6,909	(6)	$255,470
Vice President, Operations	2007	$163,000	-	-	$8,375	(1)	$115,570	(3)	-		$7,244	(6)	$294,189

Bret M. McGowan	2008	$180,000	-	-	$12,091	(1)	$74,803	(9)	-		$6,000	(6)	$272,894
Vice President, U.S. Sales and Marketing	2007	$170,000	-	-	$12,856	(1)	$60,641	(9)	-		$6,000	(6)	$249,497

(1)
Represents the compensation costs recognized for financial statement reporting purposes for the fair value of stock options in accordance with Statement of Financial Accounting Standards No. 123R. (See “Note 1” under the caption “Accounting for Stock-Based Compensation” to the accompanying financial statements.)

(2)	Represents cash awards under the Company’s 2008 performance based bonus plan. These amounts were earned in fiscal 2008 and paid in fiscal 2009.

(3)	Represents cash awards under the Company’s 2007 performance based bonus plan. These amounts were earned in fiscal 2007 and paid in fiscal 2008.

(4)
All other compensation represents: (a) automobile expense of $12,894 and $11,857 for fiscal 2008 and 2007, respectively, (b) country club membership of $8,589 and $8,257 for fiscal 2008 and 2007, respectively, and (c) long-term disability insurance of $2,210 paid by the Company for Mr. Darby in both fiscal 2008 and 2007.

(5)
Represents the distribution of a $620,000 severance/retirement benefit and 70,647 shares of the Company’s common stock with a market value of $232,429 upon the expiration of Mr. Darby’s previous employment agreement on September 30, 2006.  Such amounts were earned by Mr. Darby over his thirty years of service with the Company and charged to expense over prior year periods.

(6)	Represents automobile expense paid by the Company.

(7)
All other compensation represents: (a) automobile expense of $16,929 and $15,380 for fiscal 2008 and 2007, respectively, and (b) supplemental retirement contributions of $14,093 and $9,634 for fiscal 2008 and 2007, respectively.

(8)	Represents cash award under Mr. Wall’s performance based bonus plan.

(9)	Represents sales commissions earned.

Outstanding Equity Awards at Fiscal 2008 Year-End

The following table sets forth information with respect to the outstanding equity awards of the named executive officers as of September 30, 2008.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Kenneth M. Darby	16,129	(1)	-		-	$3.95	08/12/09
Chairman and Chief	-		10,000	(1)	-	$3.59	10/25/12
Executive Officer	-		20,000	(3)	-	$4.79	05/22/18

John M. Badke	10,000	(1)	-		-	$3.95	08/12/09
Senior Vice President	3,000	(1)	2,000	(1)	-	$3.00	05/27/11
and Chief Financial	5,000	(2)	-		-	$3.17	12/09/10
Officer	-		15,000	(1)	-	$3.59	10/25/12
	-		10,000	(3)	-	$4.79	05/22/18

Christopher J. Wall	10,000	(1)	-		-	$2.80	11/04/08
Managing Director	10,000	(1)	-		-	$3.95	08/12/09
Vicon Industries, Ltd.	3,000	(1)	2,000	(1)	-	$3.00	05/27/11
	1,500	(1)	3,500	(1)	-	$3.17	12/09/11
	-		5,000	(1)	-	$3.59	10/25/12
	-		10,000	(3)	-	$4.79	05/22/18

Peter A. Horn	5,000	(1)	-		-	$3.95	08/12/09
Vice President, Operations	3,000	(1)	2,000	(1)	-	$3.00	05/27/11
	1,500	(1)	3,500	(1)	-	$3.17	12/09/11
	-		3,500	(1)	-	$3.59	10/25/12
	-		7,500	(3)	-	$4.79	05/22/18

Bret M. McGowan	7,500	(1)	-		-	$2.80	11/04/08
Vice President	5,000	(1)	-		-	$3.95	08/12/09
U.S. Sales and Marketing	3,000	(1)	2,000	(1)	-	$3.00	05/27/11
	1,924	(2)	-		-	$3.17	12/09/10
	923	(1)	2,153	(1)	-	$3.17	12/09/11
	-		13,500	(1)	-	$3.59	10/25/12
	-		5,000	(3)	-	$4.79	05/22/18

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

(3)	Options vest over a five year period in five equal annual installments beginning on the first anniversary of the grant date. Options expire after the tenth anniversary of the grant date.

Fiscal 2008 Directors' Compensation

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended September 30, 2008.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)(3)		All Other Compensation ($)	Total ($)

Clifton H.W. Maloney	$40,400	-	$4,940	(2)	-	$45,340

Peter F. Neumann	$41,600	-	$2,152	(2)	-	$43,752

W. Gregory Robertson	$29,600	-	$4,305	(2)	-	$33,905

Arthur D. Roche	$49,600	-	$4,305	(2)	-	$53,905

(1)
Directors who are not employees of the Company received an annual fee of $20,000 for regular Board meetings and $1,200 per committee meeting attended in person or by teleconference. The Chairman of the Audit Committee also received an additional retainer of $8,000.

(2)
Represents the compensation costs recognized for financial statement reporting purposes in fiscal 2008 for the fair value of stock options in accordance with Statement of Financial Accounting Standards No. 123R.  (See “Note 1” under the caption “Accounting for Stock-Based Compensation” to the accompanying financial statements.)

(3)
On May 22, 2008, Mr. Neumann was granted 3,500 options and Messrs. Maloney, Roche and Robertson were each granted 7,000 options to purchase common stock at the opening market price of $4.79 per share.  As of September 30, 2008, Messrs. Maloney, Neumann, Robertson and Roche held 27,000, 3,500, 25,575 and 10,000 stock options, respectively.

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

Board Compensation Committee Report

The Compensation Committee’s compensation policies applicable to the Company’s officers for 2008 were to pay a competitive market price for the services of such officers, taking into account the overall performance and financial capabilities of the Company and the officer's individual level of performance.

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

The Compensation Committee has reviewed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with the Company’s management.  Based on such review and discussion, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Submitted by the Compensation Committee,

Peter F. Neumann, Chairman               Clifton H.W. Maloney
W. Gregory Robertson                          Arthur D. Roche

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the Company’s Common Stock as of December 15, 2008 by (i) those persons known by the Company to be beneficial owners of more than 5% of the Company’s outstanding Common Stock; (ii) each current executive officer named in the Summary Compensation Table; (iii) each director; and (iv) all directors and executive officers as a group.

Name and Address	Number of Shares
Of Beneficial Owner	Beneficially Owned (1)		% of Class
CBC Co., Ltd. and affiliates
2-15-13 Tsukishima, Chuo-ku,
Tokyo, Japan 104	543,715		11.2%

Dimensional Fund Advisors
1299 Ocean Avenue
Santa Monica, CA 90401	375,606	(2)	7.7%

Renaissance Technologies, Corp.
800 Third Avenue
New York, NY 10022	358,600		7.4%

Anita G. Zucker,
as Trustee of Jerry Zucker Revocable Trust
c/o The Inter Tech Group, Inc.
4838 Jenkins Ave.
North Charleston, SC 29405	325,900		6.7%

David Weiner
3940 Laurel Canyon Boulevard, Suite 327
Studio City, CA 91604	294,486		6.1%

C/O Vicon Industries, Inc.
Kenneth M. Darby	338,502	(3)	7.0%
Arthur D. Roche	84,654	(4)	1.7%
Peter A. Horn	58,747	(9)	1.2%
John M. Badke	54,319	(5)	1.1%
Peter F. Neumann	37,072		*
Christopher J. Wall	34,027	(6)	*
W. Gregory Robertson	31,900	(7)	*
Bret McGowan	26,820	(8)	*
Clifton H.W. Maloney	20,000	(10)	*
Total all Executive Officers and
Directors as a group (11 persons)	725,591	(11)	14.9%

* Less than 1%

(1)    Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment control over the shares of stock owned.
(2)    Dimensional Fund Advisors had voting control over 375,606 shares and investment control over 367,006 as investment advisor and manager for various mutual funds and other clients. These shares are beneficially owned by such mutual funds or other clients.
(3)    Includes currently exercisable options to purchase 19,129 shares.
(4)    Includes 15,000 shares held by Mr. Roche’s wife and currently exercisable options to purchase 3,000 shares.
(5)    Includes currently exercisable options to purchase 22,500 shares.
(6)    Includes currently exercisable options to purchase 17,500 shares.
(7)    Includes currently exercisable options to purchase 10,000 shares.
(8)    Includes currently exercisable options to purchase 15,820 shares.
(9)    Includes currently exercisable options to purchase 12,050 shares.
(10)  Includes currently exercisable options to purchase 20,000 shares.
(11)  Includes currently exercisable options to purchase 136,049 shares.

EQUITY COMPENSATION PLAN INFORMATION
at September 30, 2008

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans
approved by security holders	467,287	$3.98	376,258

Equity compensation plans not
approved by security holders	-	-	-

Total	467,287	$3.98	376,258

EQUITY COMPENSATION GRANTS NOT APPROVED BY SECURITY HOLDERS

Through September 30, 2008 the Company had granted certain of its officers with deferred compensation benefits aggregating 33,251 shares of common stock currently held by the Company in treasury.  Such shares vest upon retirement.  All shares vest earlier under certain occurrences including death, involuntary termination or a change in control of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company and CBC Co., Ltd. (CBC), a Japanese corporation which beneficially owns 11.2% of the outstanding shares of the Company, have been conducting business with each other since 1979.  During this period, CBC has served as a lender, a product supplier and a private label reseller of the Company’s products. In fiscal 2008, the Company purchased approximately $448,000 of products from or through CBC.  CBC competes with the Company in various markets, principally in the sale of video products and systems.  Sales of Vicon products to CBC were $53,000 in 2008.

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

All named directors other than Mr. Darby are independent directors in accordance with NYSE Alternext US  listing requirements.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table details: the aggregate fee arrangements with BDO Seidman, LLP for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the financial statements included in the Company’s quarterly reports on Form 10-Q; the aggregate fees billed by BDO Seidman, LLP for audit related matters and; the aggregate fees billed by BDO Seidman, LLP for tax compliance, tax advice and tax planning during fiscal years ended September 30, 2008 and 2007:

	2008	2007

Audit fees	$245,000	$250,000
Audit related fees	$5,000	$5,000
Tax fees	$42,000	$35,000

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

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)  Financial Statements

         Included in Part IV, Item 15:

         Report of Independent Registered Public Accounting Firm

         Financial Statements:

Consolidated Statements of Operations, fiscal years ended September 30, 2008, 2007, and 2006

Consolidated Balance Sheets at September 30, 2008 and 2007

Consolidated Statements of Shareholders’ Equity, fiscal years ended September 30, 2008, 2007, and 2006

Consolidated Statements of Cash Flows, fiscal years ended September 30, 2008, 2007,  and 2006

Notes to Consolidated Financial Statements, fiscal years ended September 30, 2008, 2007, and 2006

(a) (2)  Financial Statement Schedule

         Included in Part IV, Item 15:

         Schedule II  -  Valuation and Qualifying Accounts for the years ended September 30, 2008, 2007, and 2006

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

3.2	Amendment of the Company’s By-Laws effective January 1, 2008
3.3	Amendment of the Certificate of Incorporation dated May 7, 2002 (Incorporated by reference to the 2002 Annual Report on Form 10-K)
4	Rights Agreement dated December 4, 2001 between the Registrant and Computershare Investor Services (Incorporated by reference to the 2001 Annual Report on Form 10-K)
10.1	Employment Agreement effective as of October 1, 2008 between the Registrant and Kenneth M. Darby (Incorporated by reference to the Current Report on Form 8-K dated August 11, 2008)
10.2	1996 Incentive Stock Option Plan (Incorporated by reference to the 1997 Annual Report on Form 10-K)
10.3	Advice of borrowing terms between the Registrant and National Westminster Bank PLC dated March 6, 2006 (Incorporated by reference to the March 31, 2006 filing on Form 10-Q)
10.4	1999 Incentive Stock Option Plan (Incorporated by reference to the 1999 Annual Report on Form 10-K)
10.5	1999 Non-Qualified Stock Option Plan (Incorporated by reference to the 1999 Annual Report on Form 10-K)
10.6	2002 Incentive Stock Option Plan (Incorporated by reference to the 2002 Annual Report on Form 10-K)
10.7	2002 Non-Qualified Stock Option Plan (Incorporated by reference to the 2002 Annual Report on Form 10-K)
10.8	Employment and Deferred Compensation Agreement dated January 1, 2006 between the Registrant and John M. Badke (Incorporated by reference to the Current Report on Form 8-K dated March 6, 2006)
10.9
Amendment 1 to the Employment and Deferred Compensation Agreement dated November 13, 2006 between the Registrant and John M. Badke (Incorporated by reference to the Current Report on Form 8-K dated November 16, 2006)

10.10	Employment Agreement dated August 7, 2006 between the Registrant and Bret M. McGowan (Incorporated by reference to the 2006 Annual Report on Form 10-K)
10.11	Employment Agreement dated November 1, 2006 between the Registrant and Christopher J. Wall (Incorporated by reference to the Current Report on Form 8-K dated November 16, 2006)
10.12	2007 Stock Incentive Plan (Incorporated by reference to the Proxy Statement filed on April 27, 2007)
10.13	Side letter to the agreement dated November 14, 2007 between the Registrant and Christopher J. Wall
21	Subsidiaries of the Registrant (Incorporated by reference to the Notes to the Consolidated Financial Statements)
23	Consent of BDO Seidman, LLP
Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Section 1350 Certifications
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

We have audited the accompanying consolidated balance sheets of Vicon Industries, Inc. as of September 30, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years ended September 30, 2008.  In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule as listed in Part IV, item 15(a)(2) for the fiscal years ended September 30, 2008, 2007 and 2006.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vicon Industries, Inc. at September 30, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Melville, New York
December 22, 2008

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Fiscal Years Ended September 30, 2008, 2007 and 2006

	2008	2007	2006

Net sales	$66,911,442	$69,072,613	$56,278,971
Cost of sales	36,489,172	39,686,486	34,184,675
Gross profit	30,422,270	29,386,127	22,094,296

Operating expenses:
Selling, general and
administrative expense	20,384,605	19,527,713	17,930,872
Engineering and development expense	5,648,442	5,175,948	4,530,806
	26,033,047	24,703,661	22,461,678

Operating income (loss)	4,389,223	4,682,466	(367,382)

Other expense (income):
Interest expense	44,549	141,507	164,827
Interest and other income	(244,337)	(379,750)	(135,654)

Income (loss) before income taxes	4,589,011	4,920,709	(396,555)

Income tax expense (benefit)	1,750,000	(2,965,573)	150,000

Net income (loss)	$2,839,011	$7,886,282	$(546,555)

Earnings (loss) per share:

Basic	$.59	$1.67	$(.12)

Diluted	$.57	$1.59	$(.12)

See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2008 and 2007

ASSETS	2008	2007
Current Assets:
Cash and cash equivalents	$9,560,966	$8,808,110
Marketable securities	227,237	229,668
Accounts receivable (less allowance of
$1,196,000 in 2008 and $962,000 in 2007)	14,763,914	12,995,595
Inventories:
Parts, components and materials	3,612,862	3,768,972
Work-in-process	2,407,980	2,274,661
Finished products	6,545,046	6,951,619
	12,565,888	12,995,252
Deferred income taxes	1,230,702	1,472,551
Prepaid expenses and other current assets	818,768	596,145
Total current assets	39,167,475	37,097,321
Property, plant and equipment:
Land	1,219,300	1,268,880
Buildings and improvements	5,780,763	5,978,758
Machinery, equipment and vehicles	5,971,651	5,959,272
	12,971,714	13,206,910
Less accumulated depreciation and amortization	7,670,717	7,445,405
	5,300,997	5,761,505
Deferred income taxes	1,224,120	2,058,177
Other assets	1,271,683	924,442
TOTAL ASSETS	$46,964,275	$45,841,445

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$-	$1,740,335
Accounts payable	4,267,620	3,404,971
Accrued compensation and employee benefits	2,779,368	2,856,921
Accrued expenses	1,760,147	1,806,989
Unearned revenue	872,195	830,901
Income taxes payable	307,242	416,655
Total current liabilities	9,986,572	11,056,772

Unearned revenue	303,857	408,229
Other long-term liabilities	2,069,866	1,323,088
Total liabilities	12,360,295	12,788,089
Commitments and contingencies - Note 11
Shareholders' equity:
Common stock, par value $.01 per share
authorized - 25,000,000 shares
issued - 5,124,572 and 5,053,503 shares	51,246	50,535
Capital in excess of par value	23,261,936	22,874,285
Retained earnings	12,334,783	9,620,772
Treasury stock at cost, 384,867 shares
in 2008 and 263,027 shares in 2007	(1,768,135)	(1,139,728)
Accumulated other comprehensive income	724,150	1,647,492
Total shareholders' equity	34,603,980	33,053,356
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$46,964,275	$45,841,445

See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Fiscal Years Ended September 30, 2008, 2007, and 2006

						Accumulated	Total
			Capital in			other	share-
		Common	excess of	Retained	Treasury	comprehensive	holders'
	Shares	Stock	par value	earnings	Stock	income	equity

Balance September 30, 2005	4,857,401	$48,574	$22,391,815	$2,281,045	$(1,299,999)	$557,045	$23,978,480

Comprehensive income (loss):
Net loss	-	-	-	(546,555)	-	-	(546,555)
Foreign currency
translation adjustment	-	-	-	-	-	425,286	425,286
Unrealized loss on derivatives	-	-	-	-	-	(8,091)	(8,091)
Change in unrealized loss on
marketable securities	-	-	-	-	-	(625)	(625)
Total comprehensive income (loss)	-	-	-	-	-	-	(129,985)
Exercise of stock options	3,500	35	7,665	-	-	-	7,700
Stock-based compensation	-	-	152,413	-	-	-	152,413
Deferred compensation amortization	-	-	10,233	-	-	-	10,233
Balance September 30, 2006	4,860,901	$48,609	$22,562,126	$1,734,490	$(1,299,999)	$973,615	$24,018,841

Comprehensive income (loss):
Net income	-	-	-	7,886,282	-	-	7,886,282
Foreign currency
translation adjustment	-	-	-	-	-	689,151	689,151
Unrealized loss on derivatives, net of tax	-	-	-	-	-	(16,566)	(16,566)
Change in unrealized loss on
marketable securities, net of tax	-	-	-	-	-	1,292	1,292
Total comprehensive income (loss)	-	-	-	-	-	-	8,560,159
Distribution of deferred comp. shares	-	-	(472,187)	-	472,187	-	-
Exercise of stock options	192,602	1,926	594,738	-	(311,916)	-	284,748
Stock-based compensation	-	-	168,671	-	-	-	168,671
Tax benefit from exercise of stock options	-	-	10,327	-	-	-	10,327
Deferred compensation amortization	-	-	10,610	-	-	-	10,610
Balance September 30, 2007	5,053,503	$50,535	$22,874,285	$9,620,772	$(1,139,728)	$1,647,492	$33,053,356

Comprehensive income (loss):
Net income	-	-	-	2,839,011	-	-	2,839,011
Foreign currency
translation adjustment	-	-	-	-	-	(1,022,427)	(1,022,427)
Unrealized gain on derivatives, net of tax	-	-	-	-	-	97,855	97,855
Change in unrealized loss on
marketable securities, net of tax	-	-	-	-	-	1,230	1,230
Total comprehensive income (loss)	-	-	-	-	-	-	1,915,669
FIN 48 income tax liability	-	-	-	(125,000)	-	-	(125,000)
Repurchases of common stock	-	-	-	-	(628,407)	-	(628,407)
Exercise of stock options	71,069	711	219,336	-	-	-	220,047
Tax benefit from exercise of stock options	-	-	24,270	-	-	-	24,270
Stock-based compensation	-	-	133,406	-	-	-	133,406
Deferred compensation amortization	-	-	10,639	-	-	-	10,639
Balance September 30, 2008	5,124,572	$51,246	$23,261,936	$12,334,783	$(1,768,135)	$724,150	$34,603,980

See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years Ended September 30, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$2,839,011	$7,886,282	$(546,555)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Deferred income taxes	1,136,612	(3,497,576)	-
Depreciation and amortization	778,276	892,534	973,535
Amortization of deferred compensation	10,639	10,611	10,233
Stock compensation expense	133,406	168,671	152,413
Change in assets and liabilities:
Accounts receivable, net	(2,565,752)	(1,224,166)	(871,872)
Inventories	(21,022)	(753,723)	(1,357,802)
Prepaid expenses and other current assets	(194,123)	(84,724)	(52,070)
Other assets	(347,241)	(49,650)	226,364
Accounts payable	1,194,754	(903,577)	1,641,824
Accrued compensation and employee benefits	(4,260)	393,240	57,959
Accrued expenses	64,408	349,128	13,761
Unearned revenue	(55,973)	(24,486)	114,872
Income taxes payable	(71,776)	249,190	102,964
Other liabilities	521,778	221,919	256,774
Net cash provided by operating activities	3,418,737	3,633,673	722,400

Cash flows from investing activities:
Capital expenditures	(502,896)	(296,332)	(510,375)
Net decrease (increase) in marketable securities	3,661	(102,392)	(5,492)
Net cash used in investing activities	(499,235)	(398,724)	(515,867)

Cash flows from financing activities:
Repayments of long-term debt	(1,740,335)	(327,309)	(403,419)
Proceeds from exercise of stock options	220,047	284,748	7,700
Repurchases of common stock	(628,407)	-	-
Net cash used in financing activities	(2,148,695)	(42,561)	(395,719)

Effect of exchange rate changes on cash	(17,951)	(23,612)	10,342
Net increase (decrease) in cash	752,856	3,168,776	(178,844)
Cash at beginning of year	8,808,110	5,639,334	5,818,178
Cash at end of year	$9,560,966	$8,808,110	$5,639,334

Cash paid during the fiscal year for:
Income taxes	$635,522	$217,873	$35,802
Interest	$55,181	$143,159	$169,356

See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years ended September 30, 2008, 2007, and 2006

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

Marketable Securities

Marketable securities consist of mutual fund investments in U.S. government debt securities and holdings in an equity security.  Such mutual fund investments are stated at market value and are classified as available-for-sale under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, with unrealized gains and losses reported in other comprehensive income as a component of shareholders’ equity.  The cost of such securities was $227,391 and $231,052 at September 30, 2008 and 2007, respectively, with $154 and $1,384 of unrealized losses, net of tax, included in the carrying amounts at September 30, 2008 and 2007, respectively.

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

Long-Lived Assets

Property, plant, and equipment are recorded at cost.  Depreciation and amortization of assets under capital leases is computed by the straight-line method over the estimated useful lives of the related assets.  Machinery, equipment and vehicles are being depreciated over periods ranging from 2 to 10 years.  The Company's buildings are being depreciated over periods ranging from 25 to 40 years and leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining lease term.  Fully depreciated fixed assets are retired from the balance sheet when they are no longer in use.

The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

Engineering and Development

Product engineering and development costs are charged to expense as incurred, and amounted to approximately $5,600,000, $5,200,000 and $4,500,000 in fiscal 2008, 2007, and 2006, respectively.

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

Foreign Currency Translation

The Company translates the financial statements of its foreign subsidiaries by applying the current rate method under which assets and liabilities are translated at the exchange rate on the balance sheet date, while revenues, costs, and expenses are translated at the average exchange rate for the reporting period.  The resulting cumulative translation adjustment of $665,000 and $1.7 million at September 30, 2008 and 2007, respectively, is recorded as a component of shareholders' equity in accumulated other comprehensive income.

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

The Company does not use derivative instruments for speculative or trading purposes. Derivative instruments are primarily used to manage exposures related to transactions with the Company’s Europe and Israel based subsidiaries. To accomplish this, the Company uses certain contracts, primarily foreign currency forward contracts (“forwards”), which minimize cash flow risks from changes in foreign currency exchange rates. These derivatives have been designated as cash flow hedges for accounting purposes.

As of September 30, 2008, the Company had currency forwards outstanding with notional amounts aggregating $1.0 million, whose aggregate fair value, net of tax, was an asset of approximately $94,000. The change in the fair value of these derivatives is reflected in other comprehensive income in the accompanying statement of shareholders’ equity, net of tax where applicable. The forwards have maturities of less than one year and require the Company to exchange currencies at specified dates and rates. The Company considers the credit risk related to the forwards to be low because such instruments are entered into with financial institutions having high credit ratings and are generally settled on a net basis.  There were no gains or losses recognized in operations due to hedge ineffectiveness during the three-year period ended September 30, 2008.  The Company does not expect that the amounts currently classified in accumulated other comprehensive income that will be recognized in operations in the next fiscal year will be material.

Fair Value of Financial Instruments

The carrying amounts for trade accounts and other receivables, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.  The fair value of the Company’s foreign currency forward exchange contracts is estimated by obtaining quoted market prices.  The contracted exchange rates on committed forward exchange contracts was approximately $94,000 more favorable than the market rates for similar term contracts at September 30, 2008.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Accounting for Stock-Based Compensation

Effective October 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment”, which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period.  For the years ended September 30, 2008, 2007 and 2006, the Company recorded non-cash compensation expense of $133,406 ($.03 per basic and diluted share), $168,671 ($.04 and $.03 per basic and diluted share, respectively) and $152,413 ($.03 per basic and diluted share) relating to stock options.  The Company elected to utilize the modified-prospective application method, whereby compensation expense is recorded for all awards granted after October 1, 2005 and for the unvested portion of awards granted prior to this date. Accordingly, prior period amounts were not restated. The adoption of SFAS No. 123(R) resulted in an immaterial cumulative change in accounting as of the date of adoption.

The fair value for options granted during the fiscal years ended September 30, 2008, 2007 and 2006 was determined at the date of grant using a Black-Scholes valuation model and the straight-line attribution approach using the following weighted average assumptions:

	2008	2007	2006

Risk-free interest rate	3.6%	4.8%	4.4%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	76.3%	61.5%	75.9%
Weighted average expected life	7.5 years	5.0 years	5.0 years

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

NOTE 2.  Short-Term Borrowings

The Company’s European based subsidiary maintains a bank overdraft facility that provides for maximum borrowings of one million Pounds Sterling ($1,780,000) and is secured by all the assets of the subsidiary.  During fiscal 2008 and 2007, there were no outstanding borrowings under this facility.

NOTE 3.  Accrued Warranty Obligation

The Company recognizes the estimated cost associated with its standard warranty on products at the time of sale.  The estimate is based on historical warranty claim cost experience.  The following is a summary of the changes in the Company’s accrued warranty obligation (which is included in accrued expenses) for the years ended September 30, 2008 and 2007:

Balance as of September 30, 2006                          $ 402,000
Deduct: Expenditures                                               (267,000)
Add: Provision                                                           267,000
Balance as of September 30, 2007                          $ 402,000
Deduct: Expenditures                                               (265,000)
Add: Provision                                                           265,000
Balance as of September 30, 2008                          $ 402,000

NOTE 4.  Income Taxes

The components of income tax expense for the fiscal years indicated are as follows:

	2008	2007	2006
Current:
Federal	$46,000	$85,327	$-
State	4,000	-	-
Foreign	525,000	459,330	150,000
	575,000	544,657	150,000

Deferred:
Federal	1,080,000	(3,151,837)	-
State	95,000	(298,063)	-
Foreign	-	(60,330)	-
	1,175,000	(3,510,230)	-
Total	$1,750,000	$(2,965,573)	$150,000

A reconciliation of the U.S statutory tax rate to the Company’s effective tax rate follows:

	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent

U.S. statutory tax	$1,560,000	34.0%	$1,673,000	34.0%	$(135,000)	(34.0)%
Increase (decrease) in
valuation allowance	43,000	0.9	(4,739,000)	(96.3)	423,000	106.5
Unrecognized prior year
foreign operating
losses	-	-	-	-	(121,000)	(30.6)
Foreign tax rate
difference	(64,000)	(1.4)	51,000	1.0	42,000	10.6
Permanent differences	54,000	1.2	(46,000)	(0.9)	(41,000)	(10.2)
State tax, net of
federal benefit	100,000	2.2	-	-	-	-
Other, net	57,000	1.2	95,000	1.9	(18,000)	(4.5)
Effective tax rate	$1,750,000	38.1%	$(2,966,000)	(60.3)%	$150,000	37.8%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at September 30, 2008 and 2007 are presented below:

	2008	2007
Deferred tax assets:
Inventories	$507,000	$683,000
Accrued compensation	352,000	430,000
Warranty accrual	149,000	149,000
Depreciation	493,000	450,000
Allowance for doubtful accounts receivable	408,000	325,000
Unearned revenue	436,000	458,000
U.S. net operating loss carryforwards	157,000	1,182,000
Foreign net operating loss carryforwards	364,000	321,000
AMT credit carryforward	104,000	75,000
U.S. capital loss carryforward	15,000	15,000
Other	87,000	81,000
Gross deferred tax assets	3,072,000	4,169,000

Deferred tax liabilities:
Other	253,000	317,000
Gross deferred tax liabilities	253,000	317,000

Total deferred tax assets and liabilities	2,819,000	3,852,000
Less valuation allowance	(364,000)	(321,000)
Net deferred tax assets and liabilities	$2,455,000	$3,531,000

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

The Company has approximately $425,000 of U.S. federal income tax loss carryforwards that expire in 2023 through 2026.

Pretax domestic income (loss) amounted to approximately $3,191,000, $3,899,000 and $(189,000) in fiscal years 2008, 2007 and 2006, respectively.  Pretax foreign income (loss) amounted to approximately $1,398,000, $1,022,000 and $(208,000) in fiscal years 2008, 2007 and 2006, respectively.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”) effective as of October 1, 2007.  The total amount of unrecognized tax benefits as of the date of adoption was $100,000.  The adoption of FIN 48 resulted in an adjustment to beginning retained earnings of $125,000 and did not have any impact on the Company's results of operations.  The entire amount of unrecognized tax benefits at October 1, 2007 and September 30, 2008, if recognized, would reduce the Company’s effective tax rate.

Unrecognized tax benefits activity for the year ended September 30, 2008 is summarized below:

Balance at October 1, 2007	$ 100,000
Additions based on tax positions related to prior years	125,000
Additions based on tax positions related to the current year	50,000
Balance at September 30, 2008	$ 275,000

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  At September 30, 2008, the combined amount of accrued interest and penalties related to tax positions taken or to be taken on our tax returns and recorded as part of the reserves for uncertain tax positions was $50,000.  The Company files U.S. Federal and State income tax returns and foreign tax returns in the United Kingdom, Germany and Israel.  The Company is generally no longer subject to tax examinations for fiscal years prior to 2003 in the U.S, 2001 in the U.K., 2005 in Germany and 2002 in Israel.

NOTE 5.  Long-Term Debt

Long-term debt is comprised of the following at September 30, 2008 and 2007:

	2008	2007

U.S. bank mortgage loans	$-	$1,740,335
U.K. bank term loan	-	-
Other	-	-
	-	1,740,335
Less current maturities	-	1,740,335
	$-	$-

In January 1998, the Company entered into an aggregate $2.9 million mortgage and term loan agreement with a bank to finance the purchase of its principal operating facility.  Such agreement included a $2,512,000 ten-year mortgage loan payable in monthly installments through January 2008, with a $1,188,000 payment due at the end of the term.  In October 1999, the Company entered into a $1.2 million mortgage loan agreement with its bank to finance the expansion of its principal operating facility.  The loan was payable in equal monthly principal installments through January 2008, with a $460,000 payment due at the end of the term.  Such loans were repaid upon maturity in January 2008.

NOTE 6.  Other Comprehensive Income

The accumulated other comprehensive income balances at September 30, 2008 and 2007 consisted of the following:

	2008	2007

Foreign currency translation adjustment	$664,856	$1,687,283
Unrealized gain (loss) on derivatives, net of tax	59,448	(38,407)
Unrealized loss on marketable securities, net of tax	(154)	(1,384)
Accumulated other comprehensive income	$724,150	$1,647,492

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

Net sales and long-lived assets related to operations in the United States and other foreign countries for the fiscal years ended September 30, 2008, 2007, and 2006 are as follows:

	2008	2007	2006
Net sales
U.S.	$40,746,000	$42,752,000	$35,358,000
Foreign	26,165,000	26,321,000	20,921,000
Total	$66,911,000	$69,073,000	$56,279,000

Long-lived assets
U.S.	$3,835,000	$4,129,000	$4,518,000
Foreign	1,466,000	1,633,000	1,711,000
Total	$5,301,000	$5,762,000	$6,229,000

U.S. sales include $5,858,000, $5,721,000 and $5,040,000 for export in fiscal years 2008, 2007, and 2006, respectively.  Foreign sales principally represent sales from the Company’s Europe based subsidiaries.

NOTE 8.  Stock Option Plans

The Company maintains stock option plans and a stock incentive plan that provide for the grant of incentive and non-qualified options covering a total of 843,545 shares of common stock reserved for issuance to key employees, including officers and directors, as of September 30, 2008.  All options are issued at fair market value at the grant date and are exercisable in varying installments according to the plans.  The plans allow for the payment of option exercises through the surrender of previously owned mature shares based on the fair market value of such shares at the date of surrender.  Such surrendering of mature shares by holders results in an increase to treasury stock based on the stock price on date of surrender.  During the year ended September 30, 2007, employees surrendered mature shares for current exercises which resulted in an increase to treasury stock of $311,916.  No such exercises occurred in the years ended September 30, 2008 and 2006.  There were 376,258 shares available for grant at September 30, 2008.

Changes in outstanding stock options for the three years ended September 30, 2008 are as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Instrinsic
	of Options	Price	(in years)	Value
Outstanding at September 30, 2005	582,741	$3.35
Options granted	39,975	$3.17
Options exercised	(3,500)	$2.20
Options forfeited	(73,933)	$3.79
Outstanding at September 30, 2006	545,283	$3.28
Options granted	77,000	$3.59
Options exercised	(192,602)	$3.10
Options forfeited	(23,000)	$3.00
Outstanding at September 30, 2007	406,681	$3.45
Options granted	154,000	$4.85
Options exercised	(71,069)	$3.10
Options forfeited	(22,325)	$3.14
Outstanding at September 30, 2008	467,287	$3.98	4.6	$ 556,361
Exercisable at September 30, 2008	204,552	$3.66	1.3	$ 309,322

The weighted-average grant date fair value of options granted during the years ended September 30, 2008, 2007 and 2006 was $3.61, $2.03 and $2.05, respectively. The total intrinsic value of options exercised during the years ended September 30, 2008, 2007 and 2006 was $205,128, $929,744 and $3,150, respectively.

A summary of the status of the Company’s nonvested shares and changes during the years presented is as follows:

		Weighted
		Average
	Number	Grant-Date
	of Options	Fair Value
Nonvested at September 30, 2005	294,253	$1.79
Granted	39,975	$2.05
Vested	(88,372)	$1.79
Forfeited	(33,500)	$2.40
Nonvested at September 30, 2006	212,356	$1.74
Granted	77,000	$2.03
Vested	(128,336)	$1.75
Forfeited	(2,100)	$1.52
Nonvested at September 30, 2007	158,920	$1.87
Granted	154,000	$3.61
Vested	(37,460)	$1.75
Forfeited	(12,725)	$2.29
Nonvested at September 30, 2008	262,735	$2.89

As of September 30, 2008, there was $577,547 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.0 years.  The total fair value of shares vested during the years ended September 30, 2008, 2007 and 2006 was $65,417, $224,609 and $158,299, respectively.

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

NOTE 10.  Earnings (Loss) Per Share

The following table provides the components of the basic and diluted earnings (loss) per share (EPS) computations:

	2008	2007	2006
Basic EPS Computation

Net income (loss)	$2,839,011	$7,886,282	$(546,555)

Weighted average shares outstanding	4,781,103	4,719,444	4,571,905

Basic income (loss) per share	$.59	$1.67	$(.12)

Basic and Diluted EPS Computation

Net income (loss)	$2,839,011	$7,886,282	$(546,555)

Weighted average shares outstanding	4,781,103	4,719,444	4,571,905
Stock options	141,860	202,658	-
Stock compensation arrangements	23,574	31,156	-
Diluted shares outstanding	4,946,537	4,953,258	4,571,905

Diluted income (loss) per share	$.57	$1.59	$(.12)

In 2006, 103,218 shares have been omitted from the calculation of diluted EPS as their effect would have been antidilutive.

NOTE 11.  Commitments and Contingencies

The Company leases vehicles and occupies certain facilities under operating leases that expire at various dates through 2011.  The leases, which cover periods from three to eight years, generally provide for renewal options at specified rental amounts.  The aggregate operating lease commitment at September 30, 2008 was $825,000 with minimum rentals for the fiscal years shown as follows: 2009 - $490,000; 2010 - $247,000; and 2011 - $88,000.

The Company is a party to employment agreements with certain of its officers that provide for, among other things, the payment of compensation if there is a change in control without Board of Director approval (as defined in the agreements).  The contingent liability under such change in control provisions at September 30, 2008 was approximately $2.3 million.  Certain of the Company’s employment agreements with its officers provide for a severance/retirement benefit upon certain occurrences or at a specified date of retirement, absent a change in control, aggregating $1.4 million at September 30, 2008.  The Company is amortizing such obligation to expense on the straight-line method through the specified dates of retirement.  Such expense amounted to approximately $103,000 and $108,000 in fiscal 2008 and 2007, respectively.

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

NOTE 13.  Related Party Transactions

As of September 30, 2008, CBC Co., Ltd. and affiliates (“CBC”) owned approximately 11.5% of the Company’s outstanding common stock.  The Company, which has been conducting business with CBC since 1979, imports certain finished products and components through CBC and also sells its products to CBC.  The Company purchased approximately $448,000, $362,000 and $404,000 of products and components from CBC in fiscal years 2008, 2007, and 2006, respectively, and the Company sold $53,000, $163,000 and $205,000 of products to CBC for distribution in fiscal years 2008, 2007, and 2006, respectively.  At September 30, 2008 and 2007, the Company owed $133,000 and $23,000, respectively, to CBC and CBC owed $2,000 and $15,000, respectively, to the Company resulting from purchases and sales of products.

Note 14:  Recent Accounting Pronouncements

In September 2006, the FASB issued Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurement,” which defines fair value, establishes a framework for measuring fair value and expands disclosures regarding assets and liabilities measured at fair value.  In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2).  FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope.  FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the Company’s first quarter of fiscal 2010.  The measurement and disclosure requirements related to financial assets and financial liabilities are effective for the Company’s first quarter of fiscal 2009.  The Company does not expect that the adoption of SFAS 157 will have a material impact on its consolidated financial position, results of operations or cash flows.

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

NOTE 16.  Quarterly Financial Data (unaudited)

				Earnings Per Share
Quarter			Net
Ended	Net Sales	Gross Profit	Income	Basic	Diluted

Fiscal 2008
December	$15,643,000	$6,927,000	$345,000	$.07	$.07
March	15,335,000	6,797,000	206,000	.04	.04
June	16,027,000	7,268,000	528,000	.11	.11
September	19,906,000	9,430,000	1,760,000	.37	.36
Total	$66,911,000	$30,422,000	$2,839,000	$.59	$.57

Fiscal 2007
December	$17,883,000	$7,202,000	$1,115,000	$.24	$.24
March	16,892,000	7,148,000	802,000	.17	.16
June	17,140,000	7,218,000	1,035,000	.22	.20
September	17,158,000	7,818,000	4,934,000	1.03	.97
Total	$69,073,000	$29,386,000	$7,886,000	$1.67	$1.59

The fourth quarter ended September 30, 2007 net income figure of $4,934,000 includes a $3.4 million income tax benefit relating to the recognition of previously unrecognized U.S. net deferred income tax assets (see Note 4. Income Taxes).

The Company has not declared or paid cash dividends on its common stock for any of the foregoing periods.

Because of changes in the number of common shares outstanding and market price fluctuations affecting outstanding stock options, the sum of quarterly earnings per share may not equal the earnings per share for the full year.

SCHEDULE II

VICON INDUSTRIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years ended September 30, 2008, 2007, and 2006

	Balance at			Balance
	beginning			at end
Description	of period	Additions	Deductions	of period

Allowance for uncollectible accounts:

September 30, 2008	$962,000	$249,000	$15,000	$1,196,000

September 30, 2007	$1,325,000	$37,000	$400,000	$962,000

September 30, 2006	$1,297,000	$48,000	$20,000	$1,325,000

Deferred income tax valuation allowance:

September 30, 2008	$547,000	$124,000	$-	$671,000

September 30, 2007	$5,286,000	$-	$4,739,000	$547,000

September 30, 2006	$4,863,000	$423,000	$-	$5,286,000

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

December 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

VICON INDUSTRIES, INC.
/s/ Kenneth M. Darby		December 29, 2008
Kenneth M. Darby	Chairman and CEO	Date

/s/ Clifton H.W. Maloney		December 29, 2008
Clifton H.W. Maloney	Director	Date

/s/ Peter F. Neumann		December 29, 2008
Peter F. Neumann	Director	Date

/s/ W. Gregory Robertson		December 29, 2008
W. Gregory Robertson	Director	Date

/s/ Arthur D. Roche		December 29, 2008
Arthur D. Roche	Director	Date