Form 10-Q
period 2008-12-31
VICON INDUSTRIES INC /NY/
filed 2009-02-12
CIK 310056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

At February 13, 2009, the registrant had outstanding 4,617,499 shares of Common Stock, $.01 par value.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

Part I. Financial Information                                                                                                                           Page Number

Item 1. Financial Statements

Condensed Consolidated Statements of Operations
 - Three Months Ended December 31, 2008 and 2007                                                                                             3

Condensed Consolidated Balance Sheets                                                                                                                  4

Condensed Consolidated Statements of Cash Flows                                                                                                5

Notes to Condensed Consolidated Financial Statements                                                                                        6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                                                                                                                  11

Item 3. Qualitative and Quantitative Disclosures about Market Risk                                                                       16

Item 4. Controls and Procedures                                                                                                                                       16

Part II. Other Information                                                                                                                                                      17

Item 1. Legal Proceedings                                                                                                                                                  17

Item 1A. Risk Factors                                                                                                                                                         18

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities                               18

Item 3. Defaults Upon Senior Securities                                                                                                                         19

Item 4. Submission of Matters to a Vote of Security Holders                                                                                     19

Item 5. Other Information                                                                                                                                                 19

Item 6. Exhibits                                                                                                                                                                   19

Signatures                                                                                                                                                                               20

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended

	12/31/08	12/31/07

Net sales	$15,700,229	$15,643,541
Cost of sales	8,553,060	8,716,178
Gross profit	7,147,169	6,927,363

Operating expenses:
Selling, general and administrative expense	4,803,980	5,017,423
Engineering & development expense	1,526,885	1,393,063
	6,330,865	6,410,486

Operating income	816,304	516,877

Interest income	(37,490)	(89,292)
Interest expense	-	32,070
Other expense	45,808	1,188

Income before income taxes	807,986	572,911

Income tax expense	300,000	228,000

Net income	$507,986	$344,911

Earnings per share:
Basic	$.11	$.07

Diluted	$.11	$.07

Shares used in computing earnings per share:

Basic	4,676,564	4,801,782

Diluted	4,769,391	5,065,346

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	12/31/08	9/30/08
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$10,900,233	$9,560,966
Marketable securities	186,998	227,237
Accounts receivable, net	10,490,857	14,763,914
Inventories:
Parts, components, and materials	3,967,560	3,612,862
Work-in-process	2,513,608	2,407,980
Finished products	6,935,949	6,545,046
	13,417,117	12,565,888
Deferred income taxes	1,217,772	1,230,702
Prepaid expenses and other current assets	684,865	818,768
TOTAL CURRENT ASSETS	36,897,842	39,167,475

Property, plant and equipment	12,550,561	12,971,714
Less accumulated depreciation and amortization	(7,516,821)	(7,670,717)
	5,033,740	5,300,997
Deferred income taxes	1,091,010	1,224,120
Other assets	1,078,808	1,271,683
TOTAL ASSETS	$44,101,400	$46,964,275

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	3,857,005	4,267,620
Accrued compensation and employee benefits	1,825,843	2,779,368
Accrued expenses	1,562,207	1,760,147
Unearned revenue	881,044	872,195
Income taxes payable	224,016	307,242
TOTAL CURRENT LIABILITIES	8,350,115	9,986,572

Unearned revenue	320,169	303,857
Other long-term liabilities	1,985,243	2,069,866
TOTAL LIABILITIES	10,655,527	12,360,295

SHAREHOLDERS’ EQUITY
Common stock, par value $.01	51,556	51,246
Capital in excess of par value	23,419,256	23,261,936
Retained earnings	12,842,769	12,334,783
Less treasury stock, at cost	(2,334,685)	(1,768,135)
Accumulated other comprehensive income (loss)	(533,023)	724,150
TOTAL SHAREHOLDERS’ EQUITY	33,445,873	34,603,980
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$44,101,400	$46,964,275

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	12/31/08	12/31/07
Cash flows from operating activities:
Net income	$507,986	$344,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	182,406	194,440
Amortization of deferred compensation	2,674	2,675
Stock compensation expense	67,946	20,767
Deferred income taxes	121,644	122,613
Change in assets and liabilities:
Accounts receivable, net	3,241,817	1,620,318
Inventories	(1,435,457)	(176,405)
Prepaid expenses and other current assets	72,350	(204,676)
Other assets	192,875	(30,945)
Accounts payable	(79,326)	(188,745)
Accrued compensation and employee benefits	(859,364)	(824,790)
Accrued expenses	(132,059)	(186,495)
Unearned revenue	24,045	70,823
Income taxes payable	(29,222)	79,591
Other liabilities	(84,623)	25,835
Net cash provided by operating activities	1,793,692	869,917

Cash flows from investing activities:
Capital expenditures	(143,633)	(93,854)
Net decrease (increase) in marketable securities	44,275	(446)
Net cash used in investing activities	(99,358)	(94,300)

Cash flows from financing activities:
Repurchases of common stock	(538,550)	-
Proceeds from exercise of stock options	59,010	56,108
Repayments of debt	-	(63,386)
Net cash used in financing activities	(479,540)	(7,278)
Effect of exchange rate changes on cash	124,473	(44,319)

Net increase in cash	1,339,267	724,020
Cash at beginning of year	9,560,966	8,808,110
Cash at end of period	$10,900,233	$9,532,130

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2008

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2008.  Certain prior year amounts have been reclassified to conform to the current period presentation.

Note 2:  Marketable Securities

Marketable securities consist of mutual fund investments in U.S. government debt securities and holdings in an equity security.  Such mutual fund investments are stated at market value and are classified as available-for-sale under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, with unrealized gains and losses reported in other comprehensive income as a component of shareholders’ equity.  The cost of such securities at December 31, 2008 was $184,609, with $2,389 of cumulative unrealized gains, net of tax, reported at December 31, 2008.

Note 3:  Accounts Receivable

Accounts receivable is stated net of an allowance for uncollectible accounts of $1,247,000 and $1,196,000 as of December 31, 2008 and September 30, 2008, respectively.

Note 4:  Earnings per Share

Basic earnings per share (EPS) is computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options and under deferred compensation agreements.

The following tables provide the components of the basic and diluted EPS computations for the three month periods ended December 31, 2008 and 2007:

	Three Months Ended December 31,
	2008	2007
Basic EPS Computation
Net income	$507,986	$344,911
Weighted average shares outstanding	4,676,564	4,801,782
Basic earnings per share	$.11	$.07

	Three Months Ended December 31,
	2008	2007
Diluted EPS Computation
Net income	$507,986	$344,911

Weighted average shares outstanding	4,676,564	4,801,782
Stock options	70,525	236,818
Stock compensation arrangements	22,302	26,746
Diluted shares outstanding	4,769,391	5,065,346

Diluted earnings per share	$.11	$.07

Note 5:   Comprehensive Income (Loss)

The Company's total comprehensive income (loss) for the three month periods ended December 31, 2008 and 2007 was as follows:

	Three Months Ended December 31,
	2008	2007
Net income	$507,986	$344,911
Other comprehensive income (loss), net of tax:
Increase in unrealized gain/loss on securities	2,543	2,347
Unrealized gain on derivatives	19,474	57,413
Foreign currency translation adjustment	(1,279,190)	(235,306)
Comprehensive income (loss)	$(749,187)	$169,365

The accumulated other comprehensive income (loss) balances at December 31, 2008 and September 30, 2008 consisted of the following:

	December 31, 2008	September 30, 2008
Foreign currency translation adjustment	$(614,334)	$664,856
Unrealized gain on derivatives, net of tax	78,922	59,448
Unrealized gain (loss) on securities, net of tax	2,389	(154)
Accumulated other comprehensive income (loss)	$(533,023)	$724,150

Note 6:   Derivative Instruments

At December 31, 2008, the Company had forward exchange contracts outstanding with notional amounts aggregating $2.9 million, whose aggregate fair value was an asset of approximately $125,273.  The change in the amount of the asset or liability for these instruments is shown as a component of accumulated other comprehensive income, net of tax.

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

SFAS No. 123(R), “Share-Based Payment”, requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period.  For the three-month periods ended December 31, 2008 and 2007, the Company recorded non-cash compensation expense of $67,946 and $20,767, respectively, ($.01 and $.004 per basic and diluted share, respectively) relating to stock options.  The Company elected to utilize the modified-prospective application method, whereby compensation expense is recorded for all awards granted after October 1, 2005 and for the unvested portion of awards granted prior to this date.

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

The Company is unable to reasonably estimate a range of possible loss, if any, at this time.  Although the Company has received favorable rulings from the USPTO with respect to the reexamination proceedings, there is always the possibility that the plaintiff’s patent claims could be upheld on appeal and the matter would proceed to trial.  Should this occur and the Company receives an unfavorable outcome at trial, it could result in a liability that is material to the Company’s results of operations and financial position.

In the normal course of business, the Company is a party to certain other claims and litigation.  Management believes that the settlement of such claims and litigation, considered in the aggregate, will not have a material adverse effect on the Company’s financial position and results of operations.

Note 9:  Recent Accounting Pronouncements

In September 2006, the FASB issued Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurement,” which defines fair value, establishes a framework for measuring fair value and expands disclosures regarding assets and liabilities measured at fair value.  In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2).  FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope.  FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the Company’s first quarter of fiscal 2010.  The adoption of the provisions related to financial assets and financial liabilities were effective for the Company’s first quarter of fiscal 2009 and did not have a material impact on its consolidated financial position, results of operations or cash flows.  The Company does not expect that the adoption of the remaining provisions of SFAS 157 will have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment.  Subsequent changes in fair value must be recorded in earnings.  SFAS No. 159 was effective for the Company’s first quarter of fiscal 2009 and did not have a material impact on its consolidated financial position, results of operations or cash flows.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133” (“SFAS 161”).  SFAS 161 will change the disclosure requirements for derivative instruments and hedging activities.  Entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for the Company’s second quarter of fiscal 2009.  The Company does not believe that the adoption of this pronouncement will have a material impact on its consolidated financial position, results of operations or cash flows.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Three Months Ended December 31, 2008 Compared with December 31, 2007

Net sales for the quarter ended December 31, 2008 increased slightly to $15.7 million compared with $15.6 million in the year ago period.  Domestic sales decreased 3% to $7.8 million compared with $8.1 million in the year ago period.  International sales for the quarter increased 4% to $7.9 million compared with $7.5 million in the year ago period.  Order intake for the quarter ended December 31, 2008 increased 14% to $18.3 million compared with $16.1 million in the year ago period.  The backlog of unfilled orders was $6.5 million at December 31, 2008 compared with $3.9 million at September 30, 2008.  Order intake and backlog figures for the quarter ended December 31, 2008 included a $739,000 international order which was cancelled subsequent to quarter end.

Gross profit margins for the first quarter of fiscal 2009 increased to 45.5% compared with 44.3% in the year ago period.  The increase was principally the result of improved European subsidiary margins, which were largely unaffected by significant European exchange rate changes during the quarter.  However, the Company does anticipate that its European sales margins could be negatively impacted by such currency changes in the future.

Total operating expenses for the first quarter of fiscal 2009 decreased to $6.3 million compared with $6.4 million in the year ago quarter principally as a result of reduced European subsidiary operating costs due to currency translation.  The Company continued to invest in new product development in the current quarter, incurring $1.5 million of engineering and development costs compared with $1.4 million in the year ago period.

The Company generated operating income of $816,000 in the first quarter of fiscal 2009 compared with operating income of $517,000 in the year ago period.

Interest income decreased to $37,000 for the first quarter of fiscal 2009 compared with $89,000 in the year ago period due to lower interest yields in the current year period.  Interest expense decreased $32,000 from the year ago period as a result of the repayment of bank borrowings in January 2008.  Other expense of $46,000 for the first quarter of fiscal 2009 principally represents market losses on securities held.

Income tax expense for the first quarter of fiscal 2009 increased to $300,000 compared with $228,000 in the year ago period.

As a result of the foregoing, the Company reported net income of $508,000 for the first quarter of fiscal 2009 compared with net income of $345,000 in the year ago period.

Liquidity and Capital Resources

Net cash provided by operating activities was $1.8 million for the first quarter of fiscal 2009, which included $508,000 of net income and $375,000 of non-cash charges for the period.  In addition, net cash provided by a $3.2 million decrease in accounts receivable resulting from lower sales was offset in part by a $1.4 million increase in inventories and an $859,000 decrease in accrued compensation and employee benefits.  Net cash used in investing activities was $99,000 for the first quarter of fiscal 2009 due principally to $144,000 of general capital expenditures offset in part by a $44,000 decrease in marketable securities.  Net cash used in financing activities was $480,000 for the first quarter of fiscal 2009, which included $539,000 of common stock repurchases offset in part by $59,000 of proceeds received from the exercise of stock options.  As a result of the foregoing, cash increased by $1.3 million for the first quarter of fiscal 2009 after the effect of exchange rate changes on the cash position of the Company.

The Company’s U.K. based subsidiary maintains a bank overdraft facility that provides for maximum borrowings of one million Pounds Sterling (approximately $1,450,000) to support its local working capital requirements.  At December 31, 2008 and September 30, 2008, there were no outstanding borrowings under this facility.

The following is a summary of the Company’s debt and material lease obligations as of December 31, 2008:

Payments Due By Period	Debt Repayments	Lease Commitments	Total
Less than 1 year	$-	$391,000	$391,000
1-3 years	-	273,000	273,000
3-5 years	-	-	-
Total	$-	$664,000	$664,000

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

The Company is unable to reasonably estimate a range of possible loss, if any, at this time.  Although the Company has received favorable rulings from the USPTO with respect to the reexamination proceedings, there is always the possibility that the plaintiff’s patent claims could be upheld on appeal and the matter would proceed to trial.  Should this occur and the Company receives an unfavorable outcome at trial, it could result in a liability that is material to the Company’s results of operations and financial position.

Critical Accounting Policies

The Company's significant accounting policies are fully described in Note 1 to the Company's consolidated financial statements included in its September 30, 2008 Annual Report on Form 10-K.  Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurement,” which defines fair value, establishes a framework for measuring fair value and expands disclosures regarding assets and liabilities measured at fair value.  In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2).  FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope.  FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the Company’s first quarter of fiscal 2010.  The adoption of the provisions related to financial assets and financial liabilities were effective for the Company’s first quarter of fiscal 2009 and did not have a material impact on its consolidated financial position, results of operations or cash flows.  The Company does not expect that the adoption of the remaining provisions of SFAS 157 will have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment.  Subsequent changes in fair value must be recorded in earnings.  SFAS No. 159 was effective for the Company’s first quarter of fiscal 2009 and did not have a material impact on its consolidated financial position, results of operations or cash flows.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133” (“SFAS 161”).  SFAS 161 will change the disclosure requirements for derivative instruments and hedging activities.  Entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for the Company’s second quarter of fiscal 2009.  The Company does not believe that the adoption of this pronouncement will have a material impact on its consolidated financial position, results of operations or cash flows.

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

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008 and concluded that it is effective.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

The Company is unable to reasonably estimate a range of possible loss, if any, at this time.  Although the Company has received favorable rulings from the USPTO with respect to the reexamination proceedings, there is always the possibility that the plaintiff’s patent claims could be upheld on appeal and the matter would proceed to trial.  Should this occur and the Company receives an unfavorable outcome at trial, it could result in a liability that is material to the Company’s results of operations and financial position.

ITEM 1A – RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

ITEM 2 - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

In May 2008, the Company’s Board of Directors authorized the purchase of up to $1 million worth of shares of the Company’s common stock.  In December 2008, the Board of Directors authorized the purchase of another $1 million worth of shares of the Company’s common stock. The following table summarizes the Company’s purchases of common stock in open market transactions or otherwise for the three month period ended December 31, 2008:

	Total
	Number	Average	Approximate Dollar Value
	of Shares	Price Paid	of Shares that May Yet Be
Period	Purchased	per Share	Purchased Under the Programs

10/01/08-10/31/08	82,684	$4.96	$415,791
11/01/08-11/30/08	25,500	$4.72	$295,330
12/01/08-12/31/08	1,900	$4.41	$1,286,960
Total	110,084	$4.89

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

February 12, 2009

/s/ Kenneth M. Darby	/s/ John M. Badke
Kenneth M. Darby	John M. Badke
Chairman and	Senior Vice President, Finance and
Chief Executive Officer	Chief Financial Officer