Form 10-Q
period 2009-03-31
VICON INDUSTRIES INC /NY/
filed 2009-05-14
CIK 310056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ ] Yes	[ ] No

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

At May 14, 2009, the registrant had outstanding 4,591,891 shares of Common Stock, $.01 par value.

VICON INDUSTRIES, INC. AND SUBSIDIARIES

Part I. Financial Information                                                                                                                                                                      Page Number

Item 1. Financial Statements

Condensed Consolidated Statements of Operations
 - Three Months Ended March  31, 2009 and 2008                                                                                                                            3

Condensed Consolidated Statements of Operations
- Six Months Ended March 31, 2009 and 2008                                                                                                                                   4

Condensed Consolidated Balance Sheets                                                                                                                                            5

Condensed Consolidated Statements of  Cash Flows                                                                                                                         6

Notes to Condensed Consolidated Financial Statements                                                                                                                  7

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                                                                                                                                            12

Item 3. Qualitative and Quantitative Disclosures about Market Risk                                                                                                 18

Item 4. Controls and Procedures                                                                                                                                                                 18

Part II. Other Information                                                                                                                                                                                 19

Item 1. Legal Proceedings                                                                                                                                                                             19

Item 1A. Risk Factors                                                                                                                                                                                    20

Item 2. Unregistered Sales of Equity and Use of Proceeds                                                                                                                      20

Item 3. Defaults Upon Senior Securities                                                                                                                                                    20

Item 4. Submission of Matters to a Vote of Security Holders                                                                                                                 20

Item 5. Other Information                                                                                                                                                                              20

Item 6. Exhibits                                                                                                                                                                                                 20

Signatures                                                                                                                                                                                                             21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended

	3/31/09	3/31/08

Net sales	$14,706,475	$15,335,168
Cost of sales	8,149,336	8,538,718
Gross profit	6,557,139	6,796,450

Operating expenses:
Selling, general and administrative expense	4,565,229	4,950,571
Engineering & development expense	1,372,743	1,521,272
	5,937,972	6,471,843

Operating income	619,167	324,607

Interest income	(14,286)	(60,825)
Interest expense	-	10,614
Other expense	13,584	-

Income before income taxes	619,869	374,818

Income tax expense	230,000	169,000

Net income	$389,869	$205,818

Earnings per share:
Basic and diluted	$.08	$.04

Shares used in computing earnings per share:

Basic	4,619,220	4,810,191

Diluted	4,720,671	4,998,260

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended

	3/31/09	3/31/08

Net sales	$30,406,704	$30,978,709
Cost of sales	16,702,396	17,254,896
Gross profit	13,704,308	13,723,813

Operating expenses:
Selling, general and administrative expense	9,369,209	9,967,994
Engineering & development expense	2,899,628	2,914,335
	12,268,837	12,882,329

Operating income	1,435,471	841,484

Interest income	(51,776)	(148,929)
Interest expense	-	42,684
Other expense	59,392	-

Income before income taxes	1,427,855	947,729

Income tax expense	530,000	397,000

Net income	$897,855	$550,729

Earnings per share:
Basic and diluted	$.19	$.11

Shares used in computing earnings per share:

Basic	4,648,211	4,805,964

Diluted	4,745,350	5,031,780

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	3/31/09	9/30/08
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$11,280,300	$9,560,966
Marketable securities	175,558	227,237
Accounts receivable, net	10,321,266	14,763,914
Inventories:
Parts, components, and materials	4,560,312	3,612,862
Work-in-process	2,512,539	2,407,980
Finished products	5,912,735	6,545,046
	12,985,586	12,565,888
Deferred income taxes	1,300,299	1,230,702
Prepaid expenses and other current assets	638,777	818,768
TOTAL CURRENT ASSETS	36,701,786	39,167,475

Property, plant and equipment	12,545,945	12,971,714
Less accumulated depreciation and amortization	(7,598,916)	(7,670,717)
	4,947,029	5,300,997
Deferred income taxes	869,556	1,224,120
Other assets	1,062,958	1,271,683
TOTAL ASSETS	$43,581,329	$46,964,275

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	3,399,956	4,267,620
Accrued compensation and employee benefits	2,010,237	2,779,368
Accrued expenses	1,646,000	1,760,147
Unearned revenue	662,959	872,195
Income taxes payable	144,491	307,242
TOTAL CURRENT LIABILITIES	7,863,643	9,986,572

Unearned revenue	309,590	303,857
Other long-term liabilities	2,059,165	2,069,866
TOTAL LIABILITIES	10,232,398	12,360,295

SHAREHOLDERS’ EQUITY
Common stock, par value $.01	51,556	51,246
Capital in excess of par value	23,503,570	23,261,936
Retained earnings	13,232,638	12,334,783
Less treasury stock, at cost	(2,633,694)	(1,768,135)
Accumulated other comprehensive income (loss)	(805,139)	724,150
TOTAL SHAREHOLDERS’ EQUITY	33,348,931	34,603,980
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$43,581,329	$46,964,275

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	3/31/09	3/31/08
Cash flows from operating activities:
Net income	$897,855	$550,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	348,905	400,547
Amortization of deferred compensation	9,719	5,320
Stock compensation expense	145,215	40,155
Deferred income taxes	343,708	180,781
Change in assets and liabilities:
Accounts receivable, net	3,375,049	2,069,039
Inventories	(1,074,394)	(476,337)
Prepaid expenses and other current assets	(12,406)	(211,000)
Other assets	208,725	(4,603)
Accounts payable	(559,952)	348,013
Accrued compensation and employee benefits	(672,693)	(952,295)
Accrued expenses	(136,358)	(184,453)
Unearned revenue	(195,800)	(82,454)
Income taxes payable	(110,745)	100,111
Other liabilities	(7,864)	51,389
Net cash provided by operating activities	2,558,964	1,834,942

Cash flows from investing activities:
Capital expenditures	(244,892)	(276,181)
Net decrease in marketable securities	56,421	4,412
Net cash used in investing activities	(188,471)	(271,769)

Cash flows from financing activities:
Repurchases of common stock	(837,559)	-
Proceeds from exercise of stock options	59,010	59,268
Repayments of debt	-	(1,740,335)
Net cash used in financing activities	(778,549)	(1,681,067)
Effect of exchange rate changes on cash	127,390	66,771

Net increase (decrease) in cash	1,719,334	(51,123)
Cash at beginning of year	9,560,966	8,808,110
Cash at end of period	$11,280,300	$8,756,987

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2008.  Certain prior year amounts have been reclassified to conform to the current period presentation.

Note 2:  Marketable Securities

Marketable securities consist of mutual fund investments in U.S. government debt securities and holdings in an equity security.  Such mutual fund investments are stated at market value and are classified as available-for-sale under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, with unrealized gains and losses reported in accumulated other comprehensive income (loss) as a component of shareholders’ equity.  The cost of such securities at March 31, 2009 was $172,724, with $2,834 of cumulative unrealized gains, net of tax, reported at March 31, 2009.

Note 3:  Accounts Receivable

Accounts receivable is stated net of an allowance for uncollectible accounts of $1,316,000 and $1,196,000 as of March 31, 2009 and September 30, 2008, respectively.

Note 4:  Earnings per Share

Basic earnings per share (EPS) is computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options and under deferred compensation agreements.

The following tables provide the components of the basic and diluted EPS computations for the three month and six month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Basic EPS Computation
Net income	$389,869	$205,818	$897,855	$550,729
Weighted average shares outstanding	4,619,220	4,810,191	4,648,211	4,805,964
Basic earnings per share	$.08	$.04	$.19	$.11

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Diluted EPS Computation
Net income	$389,869	$205,818	$897,855	$550,729
Weighted average shares outstanding	4,619,220	4,810,191	4,648,211	4,805,964
Stock options	77,642	163,984	74,084	200,401
Stock compensation arrangements	23,809	24,085	23,055	25,415
Diluted shares outstanding	4,720,671	4,998,260	4,745,350	5,031,780
Diluted earnings per share	$.08	$.04	$.19	$.11

Note 5:   Comprehensive Income (Loss)

The Company's total comprehensive income (loss) for the three month and six month periods ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net income	$389,869	$205,818	$897,855	$550,729
Other comprehensive income (loss), net of tax:
Unrealized gain on securities	445	1,964	2,988	4,311
Unrealized gain (loss) on derivatives	(140,966)	(19,307)	(121,492)	38,106
Foreign currency translation adjustment	(131,595)	110,564	(1,410,785)	(124,742)
Comprehensive income (loss)	$117,753	$299,039	$(631,434)	$468,404

The accumulated other comprehensive income (loss) balances at March 31, 2009 and September 30, 2008 consisted of the following:

	March 31, 2009	September 30, 2008
Foreign currency translation adjustment	$(745,929)	$664,856
Unrealized gain (loss) on derivatives, net of tax	(62,044)	59,448
Unrealized gain (loss) on securities, net of tax	2,834	(154)
Accumulated other comprehensive income (loss)	$(805,139)	$724,150

Note 6:   Derivative Instruments

The Company enters into forward exchange contracts to hedge certain foreign currency exposures and minimize the effect of such fluctuations on reported earnings and cash flow.  The Company’s ongoing foreign currency exchange risks include intercompany sales of product and services between subsidiary companies operating in differing functional currencies.

At March 31, 2009, the Company had forward exchange contracts outstanding with notional amounts aggregating $4.3 million, whose aggregate fair value was a liability of approximately $98,482.  Such fair value was determined using published market exchange rates.  The change in the amount of the asset or liability for these instruments is shown as a component of accumulated other comprehensive income (loss), net of tax.

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

SFAS No. 123(R), “Share-Based Payment”, requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period.  For the three-month periods ended March 31, 2009 and 2008, the Company recorded non-cash compensation expense of $77,269 and $19,388, respectively, ($.02 and $.004 per basic and diluted share, respectively) relating to stock options.  For the six-month periods ended March 31, 2009 and 2008, the Company recorded non-cash compensation expense of $145,215 and $40,155, respectively, ($.03 and $.01 per basic and diluted share, respectively) relating to stock options.  The Company elected to utilize the modified-prospective application method, whereby compensation expense is recorded for all awards granted after October 1, 2005 and for the unvested portion of awards granted prior to this date.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133” (“SFAS 161”).  SFAS 161 will change the disclosure requirements for derivative instruments and hedging activities.  Entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 was effective for the Company’s second quarter of fiscal 2009 and did not have a material impact on its consolidated financial position, results of operations or cash flows.

Note 10:  Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”) effective as of October 1, 2007.  The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  The Company files U.S. Federal and State income tax returns and foreign tax returns in the United Kingdom, Germany and Israel. The Company is generally no longer subject to tax examinations in such jurisdictions for fiscal years prior to 2003 in the U.S., 2001 in the U.K., 2005 in Germany and 2002 in Israel.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Three Months Ended March 31, 2009 Compared with March 31, 2008

Net sales for the quarter ended March 31, 2009 decreased 4% to $14.7 million compared with $15.3 million in the year ago period.  Domestic sales were unchanged for the quarter at $7.6 million while international sales decreased 8% to $7.1 million compared with $7.7 million in the year ago period.  The decrease in international sales was wholly attributed to negative currency exchange rate changes in the current quarter as European currencies significantly weakened against the U.S. dollar.  Excluding such currency translation effects, international sales would have increased an estimated 4% in the current quarter. Order intake for the quarter ended March 31, 2009 decreased $1.8 million or 11% to $14.1 million compared with $15.9 million in the year ago period.  The order intake decrease resulted from lower European orders due to the effects of currency translation and included the cancellation of a $739,000 international order that was placed in the December 31, 2008 quarter.  The backlog of unfilled orders was $5.9 million at March 31, 2009 compared with $3.9 million at September 30, 2008.

Gross profit margins for the second quarter of fiscal 2009 increased to 44.6% compared with 44.3% in the year ago period.  The small increase reflects an improvement in U.S. margins, which was substantially offset by lower margins in Europe caused by weakening European currencies during the quarter.  The Company’s Europe based subsidiaries experienced increased costs on U.S. dollar denominated product purchases as a result of such unfavorable currency changes.

Total operating expenses for the second quarter of fiscal 2009 decreased to $5.9 million compared with $6.5 million in the year ago quarter.  The reduction was principally the result of lower foreign operating costs due to currency translation as local currencies weakened against the U.S. dollar during the current quarter.  Product development expense in the current quarter was $1.4 million compared with $1.5 million in the year ago period.

The Company generated operating income of $619,000 in the second quarter of fiscal 2009 compared with operating income of $325,000 in the year ago period.

Interest income decreased to $14,000 for the second quarter of fiscal 2009 compared with $61,000 in the year ago period due to lower interest yields in the current year period.  Interest expense decreased $11,000 from the year ago period as a result of the repayment of bank borrowings in January 2008.  Other expense of $14,000 for the second quarter of fiscal 2009 principally represents market losses on securities held.

Income tax expense for the second quarter of fiscal 2009 increased to $230,000 compared with $169,000 in the year ago period as a result of increased taxable income.

As a result of the foregoing, the Company reported net income of $390,000 for the second quarter of fiscal 2009 compared with net income of $206,000 in the year ago period.

Results of Operations
Six Months Ended March 31, 2009 Compared with March 31, 2008

Net sales for the six months ended March 31, 2009 decreased 2% to $30.4 million compared with $31.0 million in the year ago period.  Domestic sales decreased 2% to $15.4 million compared with $15.7 million in the year ago period while international sales decreased 2% to $15.0 million compared with $15.3 million in the year ago period.  The decrease in international sales was wholly attributed to negative currency exchange rate changes in the current period as European currencies significantly weakened against the U.S. dollar.  Excluding such currency translation effects, international sales would have increased an estimated 8% in the current period.  Order intake for the first six months of fiscal 2009 increased 1% to $32.4 million compared with $31.9 million in the year ago period.  The current period order rate was similarly impacted by negative exchange rate changes in the current period.

Gross profit margins for the first six months of fiscal 2009 increased to 45.1% compared with 44.3% in the year ago period.  The increase was principally the result of improved U.S. margins, offset in part by lower margins in Europe caused by weakening European currencies during the period.  The Company’s European based subsidiaries experienced increased costs on U.S. dollar denominated product purchases as a result of such unfavorable currency changes.

Total operating expenses for the first six months of fiscal 2009 decreased to $12.3 million compared with $12.9 million in the year ago period principally as a result of lower European subsidiary operating costs due to currency translation. The Company continued to invest in new product development in the current year period, incurring $2.9 million of engineering and development costs compared with the same amount in the year ago period.

The Company generated operating income of $1.4 million in the first six months of fiscal 2009 compared with $841,000 in the year ago period.

Interest income decreased to $52,000 for the first six months of fiscal 2009 compared with $149,000 in the year ago period due to lower interest yields in the current year period.  Interest expense decreased $43,000 from the year ago period as a result of the repayment of bank borrowings in January 2008.  Other expense of $59,000 for the first six months of fiscal 2009 principally represents market losses on securities held.

Income tax expense for the first six months of fiscal 2009 increased to $530,000 compared with $397,000 in the year ago period as a result of increased taxable income.

As a result of the foregoing, the Company reported net income of $898,000 for the first six months of fiscal 2009 compared with net income of $551,000 in the year ago period.

Liquidity and Capital Resources

Net cash provided by operating activities was $2.6 million for the first six months of fiscal 2009, which included $898,000 of net income and $848,000 of non-cash charges for the period.  In addition, net cash provided by a $3.4 million decrease in accounts receivable resulting from lower sales was offset in part by a $1.1 million increase in inventories, a $560,000 decrease in accounts payable and a $673,000 decrease in accrued compensation and employee benefits.  Net cash used in investing activities was $188,000 for the first six months of fiscal 2009 due principally to $245,000 of general capital expenditures offset in part by a $56,000 decrease in marketable securities.  Net cash used in financing activities was $779,000 for the first six months of fiscal 2009, which included $838,000 of common stock repurchases offset in part by $59,000 of proceeds received from the exercise of stock options.  As a result of the foregoing, cash increased by $1.7 million for the first six months of fiscal 2009 after the effect of exchange rate changes on the cash position of the Company.

The following is a summary of the Company’s debt and material lease obligations as of March 31, 2009:

Payments Due By Period	Debt Repayments	Lease Commitments	Total
Less than 1 year	$-	$535,000	$535,000
1-3 years	-	371,000	371,000
3-5 years	-	-	-
Total	$-	$906,000	$906,000

The Company believes that it will have sufficient cash to meet its anticipated operating costs and capital expenditure requirements for at least the next twelve months.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133” (“SFAS 161”).  SFAS 161 will change the disclosure requirements for derivative instruments and hedging activities.  Entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 was effective for the Company’s second quarter of fiscal 2009 and did not have a material impact on its consolidated financial position, results of operations or cash flows.

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

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management evaluates the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2009 and concluded that it is effective.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

In May 2008, the Company’s Board of Directors authorized the purchase of up to $1 million worth of shares of the Company’s outstanding common stock.  In December 2008, the Board of Directors authorized the purchase of an additional $1 million worth of shares of the Company’s outstanding common stock. The following table summarizes the Company’s purchases of common stock in open market transactions or otherwise for the three month period ended March 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

01/01/09-01/31/09	37,424	$5.41	$1,084,514
02/01/09-02/28/09	7,000	$5.62	$1,045,168
03/01/09-03/31/09	11,449	$5.00	$987,950
Total	55,873	$5.35

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

May 14, 2009

/s/ Kenneth M. Darby	/s/ John M. Badke
Kenneth M. Darby	John M. Badke
Chairman and	Senior Vice President, Finance and
Chief Executive Officer	Chief Financial Officer