Form 10-Q
period 2009-06-30
VICON INDUSTRIES INC /NY/
filed 2009-08-13
CIK 310056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

At July 16, 2009, the registrant had outstanding 4,586,582 shares of Common Stock, $.01 par value.

VICON INDUSTRIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended

	6/30/09	6/30/08

Net sales	$14,754,264	$16,026,952
Cost of sales	8,241,500	8,758,605
Gross profit	6,512,764	7,268,347

Operating expenses:
Selling, general and administrative expense	4,651,776	5,170,975
Engineering & development expense	1,135,046	1,314,189
	5,786,822	6,485,164

Operating income	725,942	783,183

Interest income	(13,218)	(48,485)
Interest expense	-	5,324
Other income	(14,330)	-

Income before income taxes	753,490	826,344

Income tax expense	280,000	298,000

Net income	$473,490	$528,344

Earnings per share:
Basic and diluted	$.10	$.11

Shares used in computing earnings per share:

Basic	4,591,823	4,766,117

Diluted	4,706,182	4,873,469

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended

	6/30/09	6/30/08

Net sales	$45,160,968	$47,005,661
Cost of sales	24,943,895	26,013,501
Gross profit	20,217,073	20,992,160

Operating expenses:
Selling, general and administrative expense	14,020,985	15,138,970
Engineering & development expense	4,034,674	4,228,524
	18,055,659	19,367,494

Operating income	2,161,414	1,624,666

Interest income	(64,993)	(197,415)
Interest expense	-	48,008
Other expense	45,062	-

Income before income taxes	2,181,345	1,774,073

Income tax expense	810,000	695,000

Net income	$1,371,345	$1,079,073

Earnings per share:
Basic	$.30	$.23
Diluted	$.29	$.22

Shares used in computing earnings per share:

Basic	4,629,838	4,792,729

Diluted	4,732,717	4,979,057

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	6/30/09	9/30/08
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$14,324,491	$9,560,966
Marketable securities	190,530	227,237
Accounts receivable, net	10,651,779	14,763,914
Inventories:
Parts, components, and materials	3,787,042	3,612,862
Work-in-process	2,569,618	2,407,980
Finished products	5,812,161	6,545,046
	12,168,821	12,565,888
Deferred income taxes	1,037,545	1,230,702
Prepaid expenses and other current assets	647,277	818,768
TOTAL CURRENT ASSETS	39,020,443	39,167,475

Property, plant and equipment	13,017,712	12,971,714
Less accumulated depreciation and amortization	(7,985,371)	(7,670,717)
	5,032,341	5,300,997
Deferred income taxes	873,443	1,224,120
Other assets	1,146,758	1,271,683
TOTAL ASSETS	$46,072,985	$46,964,275

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,791,040	$4,267,620
Accrued compensation and employee benefits	2,409,831	2,779,368
Accrued expenses	1,546,460	1,760,147
Unearned revenue	799,266	872,195
Income taxes payable	90,167	307,242
TOTAL CURRENT LIABILITIES	8,636,764	9,986,572

Unearned revenue	316,979	303,857
Other long-term liabilities	2,157,160	2,069,866
TOTAL LIABILITIES	11,110,903	12,360,295

SHAREHOLDERS’ EQUITY
Common stock, par value $.01	51,612	51,246
Capital in excess of par value	23,604,493	23,261,936
Retained earnings	13,706,128	12,334,783
Less treasury stock, at cost	(2,751,455)	(1,768,135)
Accumulated other comprehensive income	351,304	724,150
TOTAL SHAREHOLDERS’ EQUITY	34,962,082	34,603,980
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$46,072,985	$46,964,275

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	6/30/09	6/30/08
Cash flows from operating activities:
Net income	$1,371,345	$1,079,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	523,715	582,785
Amortization of deferred compensation	16,777	7,965
Stock compensation expense	224,127	73,000
Deferred income taxes	585,938	406,560
Loss on marketable securities	40,817	9,774
Change in assets and liabilities:
Accounts receivable, net	3,652,713	1,053,150
Inventories	201,340	297,494
Prepaid expenses and other current assets	36,158	(33,926)
Other assets	124,926	11,669
Accounts payable	(477,656)	(170,137)
Accrued compensation and employee benefits	(332,757)	(651,197)
Accrued expenses	(226,313)	(108,851)
Unearned revenue	(59,044)	(54,224)
Income taxes payable	(180,692)	(288,208)
Other liabilities	82,595	76,943
Net cash provided by operating activities	5,583,989	2,291,870

Cash flows from investing activities:
Capital expenditures	(339,266)	(407,936)
Net cash used in investing activities	(339,266)	(407,936)

Cash flows from financing activities:
Repurchases of common stock	(943,470)	(558,518)
Proceeds from exercise of stock options	62,170	187,896
Repayments of debt	-	(1,740,335)
Net cash used in financing activities	(881,300)	(2,110,957)
Effect of exchange rate changes on cash	400,102	127,964

Net increase (decrease) in cash	4,763,525	(99,059)
Cash at beginning of year	9,560,966	8,808,110
Cash at end of period	$14,324,491	$8,709,051

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2009

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2008.  Certain prior year amounts have been reclassified to conform to the current period presentation.  Events subsequent to June 30, 2009 were evaluated until the time of the Form 10-Q filing with the Securities and Exchange Commission on August 13, 2009.

Note 2:  Marketable Securities

Marketable securities consist of mutual fund investments in U.S. government debt securities and holdings in an equity security.  Such mutual fund investments are stated at market value and are classified as available-for-sale under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, with unrealized gains and losses reported in accumulated other comprehensive income as a component of shareholders’ equity.  The cost of such securities at June 30, 2009 was $188,094, with $2,436 of cumulative unrealized gains, net of tax, reported at June 30, 2009.

Note 3:  Accounts Receivable

Accounts receivable is stated net of an allowance for uncollectible accounts of $1,385,000 and $1,196,000 as of June 30, 2009 and September 30, 2008, respectively.

Note 4:  Earnings per Share

Basic earnings per share (EPS) is computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options and under deferred compensation agreements.

The following tables provide the components of the basic and diluted EPS computations for the three month and nine month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Basic EPS Computation
Net income	$473,490	$528,344	$1,371,345	$1,079,073
Weighted average shares outstanding	4,591,823	4,766,117	4,629,838	4,792,729
Basic earnings per share	$.10	$.11	$.30	$.23

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Diluted EPS Computation
Net income	$473,490	$528,344	$1,371,345	$1,079,073
Weighted average shares outstanding	4,591,823	4,766,117	4,629,838	4,792,729
Stock options	88,898	85,881	79,022	162,227
Stock compensation arrangements	25,461	21,471	23,857	24,101
Diluted shares outstanding	4,706,182	4,873,469	4,732,717	4,979,057
Diluted earnings per share	$.10	$.11	$.29	$.22

Note 5:   Comprehensive Income

The Company's total comprehensive income for the three month and nine month periods ended June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net income	$473,490	$528,344	$1,371,345	$1,079,073
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities	(398)	(3,446)	2,590	865
Unrealized gain (loss) on derivatives	35,737	(24,561)	(85,755)	13,545
Foreign currency translation adjustment	1,121,104	61,316	(289,681)	(63,426)
Comprehensive income	$1,629,933	$561,653	$998,499	$1,030,057

The accumulated other comprehensive income balances at June 30, 2009 and September 30, 2008 consisted of the following:

	June 30, 2009	September 30, 2008
Foreign currency translation adjustment	$375,175	$664,856
Unrealized gain (loss) on derivatives, net of tax	(26,307)	59,448
Unrealized gain (loss) on securities, net of tax	2,436	(154)
Accumulated other comprehensive income	$351,304	$724,150

Note 6:   Derivative Instruments

The Company enters into forward exchange contracts to hedge certain foreign currency exposures and minimize the effect of such fluctuations on reported earnings and cash flow.  The Company’s ongoing foreign currency exchange risks include intercompany sales of product and services between subsidiary companies operating in differing functional currencies.

At June 30, 2009, the Company had forward exchange contracts outstanding with notional amounts aggregating $3.2 million, whose aggregate fair value was a liability of approximately $41,758.  Such fair value was determined using published market exchange rates.  The change in the amount of the asset or liability for these instruments is shown as a component of accumulated other comprehensive income, net of tax.

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

SFAS No. 123(R), “Share-Based Payment”, requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period.  For the three-month periods ended June 30, 2009 and 2008, the Company recorded non-cash compensation expense of $78,912 and $32,845, respectively, ($.02 and $.01 per basic and diluted share, respectively) relating to stock options.  For the nine-month periods ended June 30, 2009 and 2008, the Company recorded non-cash compensation expense of $224,127 and $73,000, respectively, ($.05 and $.02 per basic and diluted share, respectively) relating to stock options.  The Company elected to utilize the modified-prospective application method, whereby compensation expense is recorded for all awards granted after October 1, 2005 and for the unvested portion of awards granted prior to this date.

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

In April 2009, the FASB issued FSP 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”).  FSP 107-1 amends SFAS 107, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly-traded companies as well as in annual financial statements.  FSP 107-1 was effective for the Company’s third quarter of fiscal 2009 and did not have a material impact on its consolidated financial position, results of operations or cash flows as this statement only addresses disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 was effective for the Company’s third quarter of fiscal 2009 and did not have a material impact on its consolidated financial position, results of operations or cash flows as this statement only addresses disclosures.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification (the “Codification”) and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”).  SFAS 168 confirmed that the Codification will become the single official source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) other than guidance issued by the SEC, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature.  After that date, only one level of authoritative U.S. GAAP will exist.  All other literature will be considered non-authoritative.  The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system.  The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009.  The Company will apply the Codification beginning in the fourth quarter of fiscal 2009.  The adoption of SFAS 168 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Note 11:  Fair Value of Financial Instruments

The carrying amounts for trade accounts and other receivables, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.  The fair value of the Company’s foreign currency forward exchange contracts is estimated by obtaining quoted market prices.  The contracted exchange rates on committed forward exchange contracts was approximately $41,758 less favorable than the market rates for similar term contracts at June 30, 2009.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Three Months Ended June 30, 2009 Compared with June 30, 2008

Net sales for the quarter ended June 30, 2009 decreased 8% to $14.8 million compared with $16.0 million in the year ago period.  Domestic sales decreased 3% to $7.8 million compared with $8.0 million in the year ago period while international sales decreased 13% to $7.0 million compared with $8.0 million in the year ago period.  International sales were materially impacted by negative currency exchange rate changes in the current quarter as European currencies significantly weakened against the U.S. dollar.  If foreign currency denominated sales were converted at the same exchange rate as the year ago period, international sales would have only decreased an estimated 3% in the current quarter.  Order intake for the quarter ended June 30, 2009 decreased $3.4 million or 20% to $13.9 million compared with $17.3 million in the year ago period.  The order intake decrease included lower European orders due to the effects of currency translation.  The backlog of unfilled orders was $5.0 million at June 30, 2009 compared with $3.9 million at September 30, 2008.

Gross profit margins for the third quarter of fiscal 2009 decreased to 44.1% compared with 45.4% in the year ago period.  The decrease included reduced European margins caused by weakening European currencies during the quarter.  The Company’s Europe based subsidiaries experienced increased costs on U.S. dollar denominated product purchases as a result of such unfavorable currency exchange rate changes.

Total operating expenses for the third quarter of fiscal 2009 decreased to $5.8 million compared with $6.5 million in the year ago quarter.  The reduction included lower foreign operating costs due to currency translation as local currencies weakened against the U.S. dollar during the current quarter.  Product development expense in the current quarter was $1.1 million compared with $1.3 million in the year ago period.

The Company generated operating income of $726,000 in the third quarter of fiscal 2009 compared with operating income of $783,000 in the year ago period.

Interest income decreased to $13,000 for the third quarter of fiscal 2009 compared with $48,000 in the year ago period due to lower interest yields in the current year period.  Interest expense decreased $5,000 from the year ago period as a result of the repayment of bank borrowings in January 2008.  Other income of $14,000 for the third quarter of fiscal 2009 principally represents market recoveries on securities held.

Income tax expense for the third quarter of fiscal 2009 decreased to $280,000 compared with $298,000 in the year ago period as a result of decreased taxable income.

As a result of the foregoing, the Company reported net income of $473,000 for the third quarter of fiscal 2009 compared with net income of $528,000 in the year ago period.

Results of Operations
Nine Months Ended June 30, 2009 Compared with June 30, 2008

Net sales for the nine months ended June 30, 2009 decreased 4% to $45.2 million compared with $47.0 million in the year ago period.  Domestic sales decreased 2% to $23.2 million compared with $23.7 million in the year ago period while international sales decreased 6% to $22.0 million compared with $23.3 million in the year ago period.  The decrease in international sales was wholly attributed to negative currency exchange rate changes in the current period as European currencies significantly weakened against the U.S. dollar.  If foreign currency denominated sales were converted at the same exchange rate as the year ago period, international sales would have increased an estimated 5% in the current period.  Order intake for the first nine months of fiscal 2009 decreased 6% to $46.3 million compared with $49.2 million in the year ago period.  The current period order rate was similarly impacted by negative exchange rate changes in the current period.

Gross profit margins for the first nine months of fiscal 2009 increased to 44.8% compared with 44.7% in the year ago period.  The increase included improved U.S. margins, which were principally offset by lower margins in Europe caused by weakening European currencies during the period.  The Company’s European based subsidiaries experienced increased costs on U.S. dollar denominated product purchases as a result of such unfavorable currency exchange rate changes.

Total operating expenses for the first nine months of fiscal 2009 decreased $1.3 million to $18.1 million compared with $19.4 million in the year ago period principally as a result of lower European subsidiary operating costs due to currency translation. The Company continued to invest in new product development in the current year period, incurring $4.0 million of engineering and development costs compared with $4.2 million in the year ago period.

The Company generated operating income of $2.2 million in the first nine months of fiscal 2009 compared with $1.6 million in the year ago period.

Interest income decreased to $65,000 for the first nine months of fiscal 2009 compared with $197,000 in the year ago period due to lower interest yields in the current year period.  Interest expense decreased $48,000 from the year ago period as a result of the repayment of bank borrowings in January 2008.  Other expense of $45,000 for the first nine months of fiscal 2009 principally represents market losses on securities held.

Income tax expense for the first nine months of fiscal 2009 increased to $810,000 compared with $695,000 in the year ago period as a result of increased taxable income.

As a result of the foregoing, the Company reported net income of $1.4 million for the first nine months of fiscal 2009 compared with net income of $1.1 million in the year ago period.

Liquidity and Capital Resources

Net cash provided by operating activities was $5.6 million for the first nine months of fiscal 2009, which included $1.4 million of net income and $1.4 million of non-cash charges for the period.  In addition, net cash provided by a $3.7 million decrease in accounts receivable resulting from lower sales was offset in part by a $478,000 decrease in accounts payable and a $333,000 decrease in accrued compensation and employee benefits.  Net cash used in investing activities was $339,000 for the first nine months of fiscal 2009 consisting of general capital expenditures.  Net cash used in financing activities was $881,000 for the first nine months of fiscal 2009, which included $943,000 of common stock repurchases offset in part by $62,000 of proceeds received from the exercise of stock options.  As a result of the foregoing, cash increased by $4.8 million for the first nine months of fiscal 2009 after the effect of exchange rate changes on the cash position of the Company.

The following is a summary of the Company’s debt and material lease obligations as of June 30, 2009:

Payments Due By Period	Debt Repayments	Lease Commitments	Total
Less than 1 year	$-	$577,000	$577,000
1-3 years	-	413,000	413,000
3-5 years	-	82,000	82,000
Total	$-	$1,072,000	$1,072,000

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

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management evaluates the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2009 and concluded that it is effective.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2008, the Company’s Board of Directors authorized the purchase of up to $1 million worth of shares of the Company’s outstanding common stock.  In December 2008, the Board of Directors authorized the purchase of an additional $1 million worth of shares of the Company’s outstanding common stock. The following table summarizes the Company’s purchases of common stock in open market transactions or otherwise for the three month period ended June 30, 2009:

	Total
	Number	Average	Approximate Dollar Value
	of Shares	Price Paid	of Shares that May Yet Be
Period	Purchased	per Share	Purchased Under the Programs

04/01/09-04/30/09	6,559	$5.14	$954,247
05/01/09-05/31/09	4,800	$5.51	$927,775
06/01/09-06/30/09	7,999	$5.72	$882,040
Total	19,358	$5.47

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting was held on May 21, 2009.

Proposal 1:  Election of Two Directors

The following directors were elected by the votes indicated:

	For	Withheld

Peter F. Neumann	3,980,191	341,203
Bernard F. Reynolds	3,990,110	331,284

The terms of the following directors continued after the meeting:

                         Kenneth M. Darby
                         Clifton H.W. Maloney
                         W. Gregory Robertson
                         Arthur D. Roche

Proposal 2:  Approval of the 2009 Stock Incentive Plan covering 250,000 shares of Common Stock

The proposal was not approved by the votes indicated:

                 For          Against       Abstain

               948,682       1,289,044      400,345

Proposal 3:  Ratification of Appointment of Independent Registered Public Accountants

The selection of BDO Seidman, LLP as independent registered public accountants was approved by the votes indicated:

                 For          Against       Abstain

              4,284,592        34,311        2,491

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

August 13, 2009

/s/ Kenneth M. Darby	/s/ John M. Badke
Kenneth M. Darby	John M. Badke
Chairman and	Senior Vice President, Finance and
Chief Executive Officer	Chief Financial Officer