Form 10-K
period 2009-09-30
VICON INDUSTRIES INC /NY/
filed 2009-12-29
CIK 310056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2009

Commission File No.  1-7939

VICON INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

NEW YORK	11-2160665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

89 Arkay Drive, Hauppauge, New York	11788
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (631) 952-2288

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.01	NYSE Amex
(Title of class)	(Name of each exchange on which registered)

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
         Yes    X       No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
     Yes      No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)
Yes      No   X

The aggregate market value of voting and non-voting Common Stock held by non-affiliates of the registrant based upon the closing price of $5.32 per share as of March 31, 2009 was approximately $10,902,000.

The number of shares outstanding of the registrant's Common Stock as of December 15, 2009 was 4,575,456.

PART I
ITEM 1 - BUSINESS

General

Vicon Industries, Inc. (“the Company”), incorporated in 1967, designs, manufactures, assembles and markets a wide range of video systems and system components used for security, surveillance, safety and control purposes by a broad group of end users.  A video system is typically a private network that can transmit and receive video, audio and data signals in accordance with the operational needs of the user.  The Company's primary business focus is the design of network video systems that it produces and sells worldwide, primarily to installing dealers, system integrators, government entities and security products distributors.

The Company operates within the electronic protection segment of the security industry which includes, among others: fire and burglar alarm systems, access control, biometric and video systems and asset protection.  The U.S. security industry consists of thousands of individuals and businesses (exclusive of public sector law enforcement) that provide products and services for the protection and monitoring of people, property and information. The security industry includes fire and detection systems, access control, video systems, asset protection, guard services and equipment, locks, safes, armored vehicles, security fencing, private investigations, biometric systems and others.  The Company’s products are typically used for crime deterrence, visual documentation, observation of inaccessible or hazardous areas, enhancing safety, mitigating liability, obtaining cost savings (such as lower insurance premiums), managing control systems and improving the efficiency and effectiveness of personnel. The Company’s products are used in, among others, office buildings, manufacturing plants, apartment complexes, retail stores, government facilities, airports, transportation operations, prisons, casinos, hotels, sports arenas, health care facilities and financial institutions.

Products

The Company’s product line consists of various elements of a video system, beginning with a physical security information management application (PSIM) which manages all network devices including cameras.  The Company also produces video system edge devices such as video encoders, decoders, network/digital/hybrid video recorders, analog and IP fixed position or robotic cameras, megapixel digital cameras, matrix video switchers and system controls.  The Company provides a comprehensive line of products due to the many varied climatic and operational environments in which the products are expected to perform.  In addition to selling from a standard catalog line, the Company at times produces to specification or will modify an existing product to meet customer requirements.  Recently, the Company entered into an OEM agreement with an access control producer to supply such products on an integrated basis with its video systems.

The Company’s products range from a simple camera mounting bracket to a large digital control, transmission, recording, storage and video matrix switching system.  The Company’s sales are concentrated principally among its network video products (ViconNet and Kollector) and dome camera (Surveyor) product lines.

Marketing

The Company’s marketing emphasizes engineered video system solutions which includes system design, project management, technical training and pre and post sales support. The Company promotes and markets its products through industry trade shows worldwide, product brochures and catalogues, direct marketing and electronic mailings to existing and prospective customers, webinars, training seminars for system designers, customers and end users, road shows which preview new systems and system components, and advertising through trade and end user magazines and the Company's web site (www.vicon-cctv.com). The Company’s products are sold principally to independent dealers, system integrators and security products distributors.  Sales are effectuated principally by field sales engineers and inside customer service representatives.  The Company’s sales effort is supported by in-house customer service coordinators and technical support groups which provide product information, application engineering, design detail, field project management, and hardware and software technical support.

The Company’s products are utilized in video system installations by: (1) commercial and industrial users, such as office buildings, manufacturing plants, warehouses, apartment complexes, shopping malls and retail stores;  (2) federal, state, and local governments for national security purposes, agency facilities, prisons, and military installations; (3) financial institutions, such as banks, clearing houses, brokerage firms and depositories, for security purposes; (4) transportation departments for highway traffic control, bridge and tunnel monitoring, and airport, subway, bus and seaport security and surveillance; (5) gaming casinos, where video surveillance is often mandated by regulatory authorities; (6) health care facilities, such as hospitals; and (7) institutions of education, such as schools and universities.

The Company’s principal sales offices are located in Hauppauge, New York; Fareham, England; Zaventem, Belgium; and Neumunster, Germany.

International Sales

The Company sells its products in the U.K., Europe, Scandinavia and the Middle East through its European based subsidiaries and elsewhere outside the U.S. principally by direct export from its U.S. headquarters.  The Company has a few territorial exclusivity agreements with customers but primarily uses a wide range of installation companies and security products distributors in international markets.

Export sales and sales from the Company’s foreign subsidiaries amounted to $28.4 million, $32.0 million and $32.0 million or 47%, 48% and 46% of consolidated net sales in fiscal years 2009, 2008, and 2007, respectively.  The Company’s principal foreign markets are the U.K., Europe, Middle East and the Pacific Rim, which together accounted for approximately 83% of international sales in fiscal 2009.

Competition

The Company operates in a highly competitive marketplace both domestically and internationally.  The Company competes by providing high-end video systems and system components that incorporate broad capability together with high levels of customer service and technical support.  Generally, the Company does not compete based on price alone.

The Company’s principal video systems competitors include the following companies or their affiliates: Matsushita Electric Corp. (Panasonic), Sony Corporation, Pelco Sales Company (a division of Schneider Electric), Bosch Security Systems, Inc., Sensormatic Electronics Corp. (a division of Tyco International), GE Security Systems, United Technologies, AXIS Communications, On-Net Surveillance Systems, Inc. and Honeywell Security Systems.  Many additional companies, both domestic and international, produce products that compete against one or more of the Company’s product lines.  Many of the Company’s principal competitors are larger companies whose financial resources and scope of operations are substantially greater than the Company’s.

Engineering and Development

The Company’s engineering and development is directed principally on new and improved video systems and system components.  In recent years, the trend of product development and demand within the video security and surveillance market has been toward enhanced software applications involving the compression, analysis, transmission, storage, manipulation, imaging and display of digital video over IP networks.  As the demands of the Company’s target market segment require the Company to keep pace with changes in technology, the Company has focused its engineering effort in these developing areas.  Development projects are chosen and prioritized based on customer feedback, the Company's analysis as to the needs of the marketplace, anticipated technological advances and market research.

At September 30, 2009, the Company employed a total of 36 engineers in the following areas: software development, mechanical design, manufacturing/testing and electrical and circuit design.  Engineering and development expense amounted to approximately 9%, 8% and 7% of net sales in fiscal years 2009, 2008 and 2007, respectively.

Source and Availability of Raw Materials

The Company relies upon independent manufacturers and suppliers to manufacture and assemble most of its proprietary products and expects to continue to rely on such entities in the future.  The Company’s relationships with certain of its independent manufacturers, assemblers and suppliers are not covered by formal contractual agreements.

Raw materials and components purchased by the Company and its suppliers are generally readily available in the market, subject to market lead times at the time of order.  The Company is generally not dependent upon any single source for a significant amount of its raw materials or components.

Intellectual Property

The Company owns a limited number of design and utility patents expiring at various times.  The Company owns certain trademarks and several other trademark applications are pending both in the United States and in Europe.  Most of the Company’s key products utilize proprietary software which is protected by copyright.  The Company considers its software to be unique and is a principal element in the differentiation of the Company’s products from its competition.  However, the laws of certain foreign countries do not protect intellectual property rights to the same extent or in the same manner as the laws of the U.S.  The Company has no significant licenses, franchises or concessions with respect to any of its products or business dealings.  In addition, the Company does not believe its limited number of patents or its lack of licenses, franchises and concessions to be of substantial significance.  The Company is a defendant in a patent infringement suit as discussed in “Item 3 - Legal Proceedings”, the outcome of which could possibly have a material effect on the Company’s business.

Inventories

The Company generally maintains sufficient finished goods inventory levels to respond to customer demand, since most sales are to installing dealers and system integrators who normally do not carry any significant inventory.  The Company principally builds inventory to known or anticipated customer demand.  In addition to normal safety stock levels, certain additional inventory levels may be maintained for products with long purchase and manufacturing lead times. The Company believes that it is important to carry adequate inventory levels of parts, components and products to avoid production and delivery delays that may detract from the sales effort.

Backlog

The backlog of orders believed to be firm as of September 30, 2009 and 2008 was approximately $2.8 million and $3.9 million, respectively.  Orders are generally cancelable without penalty at the option of the customer.  The Company prefers that its backlog of orders not exceed its ability to fulfill such orders on a timely basis, since experience shows that long delivery schedules only encourage the Company’s customers to look elsewhere for product availability.

Employees

At September 30, 2009, the Company employed 192 full-time employees, of whom 7 are officers, 41 are in administration, 79 are in sales and technical service capacities, 36 are in engineering and 29 are production employees.  At September 30, 2008, the Company employed 199 persons.  There are no collective bargaining agreements with any of the Company’s employees and the Company considers its relations with its employees to be good.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None
PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock is traded on the NYSE Amex under the symbol (VII).  The following table sets forth for the periods indicated, the range of high and low prices for the Company's Common Stock:

Quarter Ended	High	Low

Fiscal 2009
December	6.00	3.54
March	6.45	4.40
June	6.07	4.52
September	6.76	5.11

Fiscal 2008
December	12.23	7.61
March	9.95	4.53
June	5.75	4.64
September	5.85	4.27

The last sale price of the Company’s Common Stock on December 15, 2009 as reported on the NYSE Amex was $5.92 per share.  As of December 15, 2009, there were approximately 150 shareholders of record.

The Company has never declared or paid cash dividends on its Common Stock and anticipates that any earnings in the foreseeable future will be retained to finance the growth and development of its business.

In May 2008, the Company’s Board of Directors authorized the purchase of up to $1 million worth of shares of the Company’s outstanding common stock.  In December 2008, the Board of Directors authorized the purchase of an additional $1 million worth of shares of the Company’s outstanding common stock.  The following table summarizes repurchases of common stock for the three month period ended September 30, 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Approximate Dollar Value Of Shares that May Yet Be Purchased Under the Programs

07/01/09-07/31/09	14,627	$5.96	$794,885
08/01/09-08/31/09	13,390	$5.69	$718,716
09/01/09-09/30/09	12,787	$5.83	$644,121
Total	40,804	$5.83

(1)  All repurchases were executed in open market transactions.

On December 3, 2009, the Company’s Board of Directors authorized the repurchase of an additional $1.5 million of shares of the Company’s common stock.

ITEM 6 - SELECTED FINANCIAL DATA
(in thousands, except per share data)

FISCAL YEAR	2009	2008	2007	2006	2005

Net sales	$60,445	$66,911	$69,073	$56,279	$56,056
Gross profit	27,293	30,422	29,386	22,094	20,996
Operating income (loss)	3,031	4,389	4,682	(367)	(2,931)
Income (loss) before income taxes	3,219	4,589	4,921	(397)	(3,069)
Net income (loss)	2,017	2,839	7,886	(547)	(2,885)
Net income (loss) per share:
Basic	.44	.59	1.67	(.12)	(.63)
Diluted	.43	.57	1.59	(.12)	(.63)
Total assets	47,316	46,964	45,841	35,955	34,192
Long-term debt	-	-	-	1,740	2,062
Working capital	30,845	29,181	26,041	20,181	19,713
Property, plant and equipment (net)	5,018	5,301	5,762	6,229	6,616

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements for the periods indicated, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, product warranties, inventories, long lived assets, income taxes and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors including general market conditions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Results for the periods reported herein are not necessarily indicative of results that may be expected in future periods.

Overview

The Company designs, manufactures, assembles and markets a wide range of video systems and system components used for security, surveillance, safety and communication purposes by a broad group of end users worldwide. The Company’s product line consists of various elements of a video system, including digital video and network video recorders, video encoders, decoders, servers and related physical security information management software, analog, megapixel and IP fixed and robotic cameras, matrix video switches, video displays and system peripherals.

The Company sells high-end video systems and system components in a highly competitive worldwide marketplace principally to authorized security dealers and system integrators. Such dealers and integrators typically resell the Company’s products directly to end users, among other services. The Company’s sales are principally project based and are largely dependent upon winning projects, construction activities and the timing of funding.  Sales will vary from period to period depending upon many factors including seasonal and geographic trends in construction activities and the timing of deliveries due to changes in project schedules and funding. The Company does not maintain a sizable backlog as its customer orders are typically deliverable within three months or often upon receipt of order. The Company’s operating cost structure is principally fixed and therefore profitability is largely dependent upon sales levels. In fiscal 2009, the Company’s sales levels were impacted by the worldwide economic downturn as capital expenditure projects were cancelled and funding for new construction and renovation projects weakened. Thus far in fiscal 2010, the Company is experiencing continued weak market conditions which have significantly reduced its sales levels.  The impact of such sales decline and continued lower incoming order levels will have a material adverse impact on the Company’s near term financial results.

The Company competes in a market of rapid technology shifts which influence the performance capability of security systems.  As a result, the Company spends a significant amount on new product development. In fiscal 2009 and 2008, the Company incurred $5.4 million and $5.6 million of engineering and development expense or 9% and 8% of net sales, respectively. The Company’s expenditures for product development are substantially less than its larger competitors.  In recent years, the rapid pace of technology changes has placed increased burden on the Company’s development resources which may necessitate an increase in annual expense for product development.  Further, the Company’s sales effort requires a high level of customer service and technical support for its products.  Customer support levels were maintained during fiscal 2009 despite a reduction in sales and such expenditure levels are expected to continue in fiscal 2010.  The Company will also consider any strategic initiative that may augment or supplement its present product offerings and technology platforms, among other benefits.

The Company has a foreign sales and distribution subsidiary in Europe that conducts business in British pounds and Euros that represented approximately 36% of the Company’s consolidated sales for fiscal 2009. It also has an Israel based engineering and development subsidiary that incurs a majority of its operating expenses in Shekels that represented approximately 15% of the Company’s operating expenses for fiscal 2009. During fiscal 2009, there were material changes in exchange rates between world currencies that affected the Company’s financial statements. In 2009, U.S. dollar gained on average 21% against the British pound, 10% against the Euro and 8% against the Shekel compared with 2008. This served to reduce the Company’s consolidated reported sales and costs in these currencies on a translation basis, increase the cost of European subsidiaries U.S. dollar based sourced product costs and incur company-wide negative result impacts on the settlements of transactional balances between companies. The Company has also historically secured selected forward currency exchange contracts to help stabilize the impact of changing exchange rates and will continue to do so in fiscal 2010.  Such contract settlements have served to further impact currency transactions in fiscal 2009.  The aggregate net negative impacts of such complex currency exchange transactions on the fiscal year’s results were not reasonably quantifiable.

RESULTS OF OPERATIONS

Fiscal Year 2009 Compared with 2008

Net sales for 2009 decreased $6.5 million (10%) to $60.4 million compared with $66.9 million in 2008.  Domestic sales decreased $2.9 million (8%) to $32.0 million compared with $34.9 million in 2008 while international sales decreased $3.6 million (11%) to $28.4 million compared with $32.0 million in 2008.  Approximately $2.8 million of the decrease in international sales was due to negative currency exchange rate changes in the current year as European currencies significantly weakened against the U.S. dollar.  The remaining sales decreases across all business segments was due to weakening worldwide economic conditions as funding for new construction and renovation projects slowed during 2009.  Order intake for 2009 decreased $7.7 million to $59.3 million compared with $67.0 million in 2008 and was similarly impacted by negative exchange rate changes in the current year.  The backlog of unfilled orders was $2.8 million at September 30, 2009 compared with $3.9 million at September 30, 2008.

Gross profit margins for 2009 decreased slightly to 45.2% compared with 45.5% in 2008.  The decrease included reduced European margins caused by weakening European currencies during 2009.  The Company’s Europe based subsidiaries experienced increased costs on U.S. dollar denominated product purchases as a result of unfavorable currency exchange rate changes.

Operating expenses for 2009 decreased to $24.3 million or 40.1% of net sales compared with $26.0 million or 38.9% of net sales in 2008.  Selling, general and administrative expenses decreased $1.5 million to $18.9 million for 2009 compared with $20.4 million in 2008.  The decrease included a $1.1 million reduction in European subsidiary operating costs due principally to currency translation.  In addition, the Company continued to invest in new product development, incurring $5.4 million of engineering and development expenses in 2009 compared with $5.6 million in 2008.  Lower expenses were incurred by the Company’s Israel based engineering and development operation as a result of a stronger U.S. dollar in 2009.

The Company generated operating income of $3.0 million for fiscal 2009 compared with $4.4 million for 2008.

Interest expense decreased to $2,000 for 2009 compared with $45,000 in 2008 principally as a result of the repayment of bank borrowings in January 2008.  Interest and other income decreased to $190,000 for 2009 compared with $244,000 in 2008.  Although the Company generated $7.1 million of cash in 2009, its interest income decreased as a result of reduced yields on investments.

Income tax expense for 2009 decreased to $1.2 million compared with $1.8 million in 2008 as a result of decreased taxable income.  The current year tax expense includes a $1.1 million provision for U.S. income taxes compared with a $1.2 million provision in 2008.  The balance of tax expense for the years presented represents foreign taxes on profits reported by the Company’s U.K. subsidiary.

As a result of the foregoing, the Company generated net income of $2.0 million in 2009 compared with $2.8 million in 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $8.4 million for 2009, which included $2.0 million of net income, $2.0 million of non-cash charges for the year and a $4.2 million reduction of accounts receivable due to the decrease in 2009 sales levels.  Net cash used in investing activities was $573,000 in 2009 consisting of general capital expenditures.  Net cash used in financing activities was $865,000 in 2009, which included $1.3 million of common stock repurchases offset in part by $397,000 of proceeds received from the exercise of stock options.  As a result of the foregoing, cash increased by $7.1 million in 2009 after the effect of exchange rate changes on the cash position of the Company.

The Company believes that it has sufficient cash to meet its anticipated operating costs and capital expenditure requirements for at least the next twelve months.

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

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.  As it relates to product sales, revenue is generally recognized when products are sold and title is passed to the customer.  Shipping and handling costs are included in cost of sales.  Advance service billings under a national supply contract with one customer are deferred and recognized as revenues on a pro rata basis over the term of the service agreement.  Pursuant to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605-25-05 (EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”), the Company evaluates multiple-element revenue arrangements for separate units of accounting, and follows appropriate revenue recognition policies for each separate unit.  Elements are considered separate units of accounting provided that (i) the delivered item has stand-alone value to the customer, (ii) there is objective and reliable evidence of the fair value of the undelivered item, and (iii) if a general right of return exists relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially within the control of the Company.  As applied to the Company, under arrangements involving the sale of product and the provision of services, product sales are recognized as revenue when the products are sold and title is passed to the customer, and service revenue is recognized as services are performed.  For products that include more than incidental software, and for separate licenses of the Company’s software products, the Company recognizes revenue in accordance with the provisions of ASC 985-605 (Statement of Position 97-2, “Software Revenue Recognition”), as amended.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued ASC 820 (Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurement”), which defines fair value, establishes a framework for measuring fair value and expands disclosures regarding assets and liabilities measured at fair value, which was amended in February 2008.  The adoption of the provisions related to financial assets and financial liabilities were effective for the Company’s first quarter of fiscal 2009 and did not have a material impact on its consolidated financial position, results of operations or cash flows.  The Company does not expect that the adoption of the remaining provisions of ASC 820 will have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued ASC 805 (SFAS 141 and SFAS 141R , “Business Combinations”).  ASC 805 will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs.  In addition, under ASC 805, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense.  ASC 805 is effective for fiscal years beginning after December 15, 2008. The Company has not yet evaluated the impact, if any, of adopting this pronouncement.

In December 2007, the FASB issued ASC 810 (SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”)).  ASC 810 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity.  This new consolidation method will significantly change the accounting for transactions with minority interest holders.  ASC 810 is effective for fiscal years beginning after December 15, 2008.  The Company has not yet evaluated the impact, if any, of adopting this pronouncement.

In October 2009, the FASB amended ASC 985-605 (Statement of Position 97-2, “Software Revenue Recognition”) to provide new guidance on accounting for revenue arrangements that include tangible products containing software and non-software components that function together to deliver the product’s essential functionality.  These amendments become effective on a prospective basis for fiscal years beginning after June 15, 2010, although early adoption is permitted.  The Company has not yet evaluated the impact, if any, of adopting this pronouncement.

Foreign Currency Activity

The Company’s foreign exchange exposure is principally limited to the relationship of the U.S. dollar to the British pound sterling, the Euro and the Israeli shekel.

Sales by the Company’s U.K. and German based subsidiaries to customers in Europe are made in British pounds sterling or Eurodollars.  In fiscal 2009, approximately $4.5 million of products were sold by the Company to its U.K. based subsidiary for resale.  The Company has also entered into certain engineering cost sharing agreements with its U.K. based subsidiary that are denominated in U.S. dollars.  The Company attempts to minimize its currency exposure on these intercompany transactions through the purchase of forward exchange contracts.

The Company’s Israeli based subsidiary incurs shekel based operating expenses which are funded by the Company in U.S. dollars.  In fiscal 2009, the Company purchased forward exchange contracts to hedge its currency exposure on certain of these expenses.

As of September 30, 2009, the Company had forward exchange contracts outstanding with notional amounts aggregating $2.0 million.  The Company also attempts to reduce the impact of an unfavorable exchange rate condition through cost reductions from its suppliers and shifting product sourcing to suppliers transacting in more stable and favorable currencies.

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

The Company enters into forward exchange contracts to hedge certain foreign currency exposures and minimize the effect of such fluctuations on reported earnings and cash flow (see “Foreign Currency Activity”, Note 1 “Derivative Instruments” and “Fair Value of Financial Instruments” to the accompanying financial statements).  At September 30, 2009, the Company’s foreign currency exchange risks included an aggregate $2.6 million of intercompany account balances between the Company and its subsidiaries, which are short term and will be settled in fiscal 2010.

Related Party Transactions

Refer to Item 13 and “Note 10. Related Party Transactions” to the accompanying financial statements.

Inflation

Inflation has increased the Company’s operating costs in recent years.  To offset the effects of inflation, the Company seeks to increase sales and lower its costs where possible.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

Statements in this Report on Form 10-K and other statements made by the Company or its representatives that are not strictly historical facts including, without limitation, statements included herein under the Management’s Discussion and Analysis captions “Overview”, “Results of Operations” and “Liquidity and Capital Resources” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 that should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. The forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance and/or achievements of the Company to differ materially from any future results, performance or achievements, express or implied, by the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, and that in light of the significant uncertainties inherent in forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.  The Company also assumes no obligation to publicly update or revise its forward-looking statements or to advise of changes in the assumptions and factors on which they are based.

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

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2009 and concluded that it is effective.

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

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the fiscal year ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers and Directors of the Company are as follows:

Name	Age	Position

Kenneth M. Darby	63	Chairman of the Board, President and
		Chief Executive Officer
John M. Badke	50	Senior Vice President, Finance and
		Chief Financial Officer
Peter A. Horn	54	Vice President, Operations
Bret M. McGowan	44	Vice President, U.S. Sales and Marketing
Yacov A. Pshtissky	58	Vice President, Technology and Development
Christopher J. Wall	56	Managing Director, Vicon Industries Ltd.
Yigal Abiri	60	General Manager, Vicon Systems Ltd.
Peter F. Neumann	75	Director
Bernard F. Reynolds	67	Director
W. Gregory Robertson	66	Director
Arthur D. Roche	71	Director

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

Peter F. Neumann - Director.  Mr. Neumann has been a director of the Company since 1987.  He is the retired President of Flynn-Neumann Agency, Inc., an insurance brokerage firm.  Mr. Neumann's current term on the Board ends in May 2012.

Bernard F. Reynolds - Director.  Mr. Reynolds has been a director of the Company since May 2009.  He has been retired since 2004 and had previously served as the President of Aon Consulting’s Human Resources Outsourcing Group.  Prior to the merger of Aon Consulting Worldwide and ASI Solutions Incorporated in May 2001, Mr. Reynolds served as the Chairman and Chief Executive Officer of ASI, a company he founded in 1978.  Mr. Reynolds’ current term on the Board ends in May 2012.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended September 30, 2009 and certain written representations that no Form 5 is required, no person who, at any time during the year ended September 30, 2009 was a director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the year ended September 30, 2009, except that Mr. Reynolds filed one late report on Form 3, Mr. Neumann filed two late reports on Form 4, and Messrs. Maloney and Reynolds each filed one late report on Form 4.

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

Cash Incentive Bonuses.    The Company's bonus programs are intended to reward executive officers for the achievement of various annual performance goals approved by the Company’s Board of Directors. For fiscal 2009, a performance based bonus plan was established for certain of the Company’s executive officers, including among others Kenneth M. Darby, Chief Executive Officer and John M. Badke, Chief Financial Officer, whereby the participants would share a specified pretax profit based bonus pool of between seven percent (7%) and eleven percent (11%) upon the achievement of a certain annual pretax profit targets ranging from $2.0 million to $4.5 million (and above), respectively.  Under such plan, Messrs. Darby and Badke earned bonuses of $176,000 and $88,000, respectively, based upon the allocation of an aggregate bonus pool of ten percent (10%) of the Company’s consolidated pretax profit for 2009, after certain adjustments.  Mr. Darby’s and Mr. Badke’s bonus allocation represented approximately 49% and 25%, respectively, of the available bonus pool.  In addition, a performance based bonus plan was established for Christopher J. Wall, the Company’s European subsidiary Managing Director, for fiscal year 2009 whereby Mr. Wall would earn an amount equal to between 2% and 6% (based on achievement levels) of the combined pretax operating profits of the Company’s Europe based subsidiaries. Under such plan, Mr. Wall earned a bonus of $127,000 (82,083 Pounds Sterling) based upon the achievement of 5% of specified profits for fiscal 2009.

        Equity-based Compensation.    Equity-based compensation is designed to provide incentives to the Company’s executive officers to build shareholder value over the long term by aligning their interests with the interest of shareholders. The Compensation Committee of the Board of Directors believes that equity-based compensation provides an incentive that focuses the executive's attention on managing the company from the perspective of an owner with an equity stake in the business. Among our executive officers, the number of shares of stock awarded or common stock subject to options granted to each individual generally depends upon the level of that officer's responsibility. The largest grants are generally awarded to the most senior officers who, in the view of the Compensation Committee, have the greatest potential impact on the Company’s profitability and growth. Previous grants of stock options or stock grants are reviewed in determining the size of any executive's award in a particular year. In March 2007, the Board of Directors adopted the Company’s 2007 Stock Incentive Plan, which was approved by the Company’s stockholders at its Annual Meeting of Stockholders held on May 18, 2007. Under such plan, a total of 500,000 shares of Common Stock were reserved for issuance and include the grant of stock options, restricted stock and other stock awards as determined by the Compensation Committee. The purpose of the Stock Incentive Plan is to attract and retain executive management by providing them with appropriate equity-based incentives and rewards for superior performance and to provide incentive to a broader range of employees.  In fiscal 2009, the Compensation Committee awarded a total of 43,000 stock options to named executive officers, including 25,000 to Mr. Darby, 8,000 to Mr. Badke and 10,000 to Mr. Wall.

                Retirement, Health and Welfare Benefits and Other Perquisites. The Company’s executive officers are entitled to a specified retirement/severance benefit pursuant to employment agreements as detailed below.

In addition, the executive officers are entitled to participate in all of the Company’s employee benefit plans, including medical, dental, group life, disability, accidental death and dismemberment insurance and the Company’s sponsored 401(k) and mandated foreign Retirement Plans. Further, Mr. Wall receives a supplemental retirement benefit in the form of a defined contribution of five percent (5%) of his annual salary. The Company also provides its Chief Executive Officer with a country club membership and certain additional insurances not covered by primary insurance plans available to other employees and the Company’s named executive officers are provided a leased car.

Employment Agreements

The Company has entered into employment agreements with its named executive officers that provide certain benefits upon termination of employment or change in control of the Company without Board of Director approval. Under Mr. Darby’s employment agreement, he is entitled to receive a lump sum payment equal to the balance owing under his agreement in the event of a change in control of the Company under any condition. All the other agreements provide the named executive officer with a payment of three times their average annual compensation for the previous five year period if there is a change in control of the Company without Board of Director approval, as defined. Such payment can be taken in a present value lump sum or equal installments over a three year period. The agreements also provide the named executive officers other than Mr. Darby with certain severance/retirement benefits upon certain occurrences including termination of employment without cause as defined, termination of employment due to the Company’s breach of specified employment conditions (good reason termination), death, disability or retirement at a specified age. Such severance/retirement benefit provisions survive the expiration of the agreements and include a fixed stated benefit of $350,000 for Mr. Badke and $159,000 (100,000 Pounds Sterling) for Mr. Wall.  In addition, Mr. Badke receives an additional deferred compensation benefit upon such employment termination occurrences in the form of 6,561 shares of the Company’s common stock.

On November 13, 2009, the Company entered into a one-year employment agreement with Kenneth M. Darby, the Company’s Chief Executive Officer, to expire on September 30, 2010. The terms of the new agreement provide for an annual base salary of $400,000. In the event the agreement is terminated prior to its expiration for reasons other than cause as defined, Mr. Darby is entitled to receive all remaining salary owed him through its expiration.

2009 Summary Compensation Table

The following table sets forth all compensation for the fiscal year ended September 30, 2009 awarded to or earned by the Company’s Chief Executive Officer and by each of our other named executive officers whose total compensation exceeded $100,000 during such period.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)(3)		Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)		Total ($)
Kenneth M. Darby	2009	$400,000	-	-	$34,353	(1)	$175,562	(2)	-	$21,026	(5)	$630,941
Chairman and Chief Executive Officer	2008	$400,000	-	-	$9,792	(1)	$218,182	(4)	-	$23,693	(5)	$651,667

John M. Badke	2009	$190,000	-	-	$20,418	(1)	$87,781	(2)	-	$8,465	(6)	$306,664
Senior Vice President and Chief Financial Officer	2008	$190,000	-	-	$12,336	(1)	$109,091	(4)	-	$7,927	(6)	$319,354

Christopher J. Wall	2009	$159,856	-	-	$19,484	(1)	$127,393	(3)	-	$24,273	(7)	$331,006
Managing Director Vicon Industries, Ltd.	2008	$203,013	-	-	$9,180	(1)	$190,891	(3)	-	$31,022	(7)	$434,106

(1)
Represents the compensation costs recognized for financial statement reporting purposes for the fair value of stock options in accordance with ASC 718 (Statement of Financial Accounting Standards No. 123R).  (See “Note 1” under the caption “Accounting for Stock-Based Compensation” to the accompanying financial statements.)

(2)
For fiscal 2009, a performance based bonus plan was established for certain of the Company’s executive officers, including among others Kenneth M. Darby, Chief Executive Officer and John M. Badke, Chief Financial Officer, whereby the participants would share a specified pretax profit based bonus pool of between seven percent (7%) and eleven percent (11%) upon the achievement of a certain annual pretax profit targets ranging from $2.0 million to $4.5 million (and above), respectively.  Under such plan, Messrs. Darby and Badke earned bonuses based upon the allocation of an aggregate bonus pool of ten percent (10%) of the Company’s consolidated pretax profit for 2009, after certain adjustments.  Mr. Darby’s and Mr. Badke’s bonus allocation represented approximately 49% and 25%, respectively, of the available bonus pool.

(3)
A performance based bonus plan was established for Christopher J. Wall, the Company’s European subsidiary Managing Director, for fiscal years 2009 and 2008 whereby Mr. Wall would earn an amount equal to between 2% and 6% (based on achievement levels) of the combined pretax operating profits of the Company’s Europe based subsidiaries. Under such plans, Mr. Wall earned a bonus based upon the achievement of 5% of specified profits for each of fiscal 2009 and 2008.

(4)
For fiscal 2008, a performance based bonus plan was established for certain of the Company’s executive officers, including among others Kenneth M. Darby, Chief Executive Officer and John M. Badke, Chief Financial Officer, whereby the participants would share a specified pretax profit based bonus pool of between eight percent (8%) and fourteen percent (14%) upon the achievement of a certain annual pretax profit targets ranging from $4.0 million to $7.0 million (and above), respectively.  Under such plan, Messrs. Darby and Badke earned bonuses based upon the allocation of an aggregate bonus pool of nine percent (9%) of the Company’s consolidated pretax profit for 2008, after certain adjustments.  Mr. Darby’s and Mr. Badke’s bonus allocation represented approximately 47% and 24%, respectively, of the available bonus pool.

(5)
All other compensation represents: (a) automobile expense of $10,021 and $12,894 for fiscal 2009 and 2008, respectively, (b) country club membership of $8,795 and $8,589 for fiscal 2009 and 2008, respectively, and (c) long-term disability insurance of $2,210 paid by the Company for Mr. Darby in both fiscal 2009 and 2008.

(6)	Represents automobile expense paid by the Company.

(7)
All other compensation represents: (a) automobile expense of $16,280 and $16,929 for fiscal 2009 and 2008, respectively, and (b) supplemental retirement contributions of $7,993 and $14,093 for fiscal 2009 and 2008, respectively.

Outstanding Equity Awards at Fiscal 2009 Year-End

The following table sets forth information with respect to the outstanding equity awards of the named executive officers as of September 30, 2009.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Kenneth M. Darby	3,000	(1)	7,000	(1)	-	$3.59	10/25/12
Chairman and Chief	4,000	(3)	16,000	(3)	-	$4.79	05/22/18
Executive Officer	-		25,000	(3)	-	$5.00	11/05/18

John M. Badke	5,000	(1)	-		-	$3.00	05/27/11
Senior Vice President	5,000	(2)	-		-	$3.17	12/09/10
and Chief Financial	4,500	(1)	10,500	(1)	-	$3.59	10/25/12
Officer	2,000	(3)	8,000	(3)	-	$4.79	05/22/18
	-		8,000	(3)	-	$5.00	11/05/18

Christopher J. Wall	5,000	(1)	-		-	$3.00	05/27/11
Managing Director	3,000	(1)	2,000	(1)	-	$3.17	12/09/11
Vicon Industries, Ltd.	1,500	(1)	3,500	(1)	-	$3.59	10/25/12
	2,000	(3)	8,000	(3)	-	$4.79	05/22/18
	-		10,000	(1)	-	$5.00	11/05/14

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

(3)	Options vest over a five year period in five equal annual installments beginning on the first anniversary of the grant date. Options expire after the tenth anniversary of the grant date.

Fiscal 2009 Directors' Compensation

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended September 30, 2009.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)(3)		All Other Compensation ($)	Total ($)
Clifton H.W. Maloney	$32,000	-	$23,819	(2)	-	$55,819
Peter F. Neumann	$30,400	-	$20,154	(2)	-	$50,554
Bernard F. Reynolds	$10,000	-	$9,922	(2)	-	$19,922
W. Gregory Robertson	$32,000	-	$23,819	(2)	-	$55,819
Arthur D. Roche	$40,000	-	$23,819	(2)	-	$63,819

(1)
Directors who are not employees of the Company received an annual fee of $22,400 for regular Board meetings and $1,600 per committee meeting attended in person or by teleconference. The Chairman of the Audit Committee also received an additional annual retainer of $8,000.

(2)
Represents the compensation costs recognized for financial statement reporting purposes in fiscal 2009 for the fair value of stock options in accordance with ASC 718 (Statement of Financial Accounting Standards No. 123R).  (See “Note 1” under the caption “Accounting for Stock-Based Compensation” to the accompanying financial statements.)

(3)
On November 5, 2008, Messrs. Maloney, Neumann, Robertson and Roche were each granted 7,500 options to purchase common stock at the opening market price of $5.00 per share.  On May 21, 2009, Mr. Neumann was granted 3,500 options and Mr. Reynolds was granted 15,000 options to purchase common stock at the opening market price of $5.51 per share.  As of September 30, 2009, Messrs. Neumann, Reynolds, Robertson and Roche held 14,500, 15,000, 14,500 and 14,500 stock options, respectively.  On September 25, 2009, Mr. Maloney died and his estate held 23,500 vested stock options as of September 30, 2009.

Directors’ Compensation and Term

Directors who are not employees of the Company (named directors other than Mr. Darby) receive an annual fee of $22,400 for regular Board meetings and $1,600 per committee meeting attended in person or by teleconference.  The Chairman of the Audit Committee also receives an additional annual retainer of $8,000.  Employee directors are not compensated for Board or committee meetings.  Directors may not stand for reelection after age 70, except that any director may serve additional three-year terms after age 70 with the unanimous consent of the Board of Directors.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors consists of Messrs. Neumann, Reynolds, Robertson and Roche, none of whom has ever been an officer of the Company except for Mr. Roche, who served as Executive Vice President from August 1993 until his retirement in November 1999.

Board Compensation Committee Report

The Compensation Committee’s compensation policies applicable to the Company’s officers for 2009 were to pay a competitive market price for the services of such officers, taking into account the overall performance and financial capabilities of the Company and the officer's individual level of performance.

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

The Compensation Committee has reviewed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with the Company’s management.  Based on such review and discussion, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

Submitted by the Compensation Committee,

Peter F. Neumann, Chairman                Bernard F. Reynolds
W. Gregory Robertson                          Arthur D. Roche

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the Company’s Common Stock as of December 15, 2009 by (i) those persons known by the Company to be beneficial owners of more than 5% of the Company’s outstanding Common Stock; (ii) each current executive officer named in the Summary Compensation Table; (iii) each director; and (iv) all directors and executive officers as a group.

Name and Address	Number of Shares
Of Beneficial Owner	Beneficially Owned (1)		% of Class
CBC Co., Ltd. and affiliates
2-15-13 Tsukishima, Chuo-ku,
Tokyo, Japan 104	543,715		11.4%

Anita G. Zucker,
as Trustee of Jerry Zucker Revocable Trust
c/o The Inter Tech Group, Inc.
4838 Jenkins Ave.
North Charleston, SC 29405	463,214	(2)	9.7%

Dimensional Fund Advisors
1299 Ocean Avenue
Santa Monica, CA 90401	398,871	(3)	8.3%

Renaissance Technologies, Corp.
800 Third Avenue
New York, NY 10022	306,700		6.4%

C/O Vicon Industries, Inc.
Kenneth M. Darby	347,903	(4)	7.3%
Arthur D. Roche	79,821	(5)	1.7%
Peter A. Horn	66,797	(6)	1.4%
John M. Badke	64,419	(7)	1.3%
W. Gregory Robertson	39,150	(8)	*
Peter F. Neumann	38,572	(9)	*
Christopher J. Wall	35,207	(4)	*
Bret McGowan	35,100	(10)	*
Bernard F. Reynolds	20,000		*
Total all Executive Officers and
Directors as a group (11 persons)	769,942	(11)	16.1%

* Less than 1%

(1)  Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment control over the shares of stock owned.
(2)  These shares are owned directly by the Jerry Zucker Revocable Trust and indirectly by Anita Zucker, as trustee and as a beneficiary of the trust.
(3)  Dimensional Fund Advisors had voting control over 398,871 shares and investment control over 395,971 as investment advisor and manager for various mutual funds and other clients. These shares are beneficially owned by such mutual funds or other clients.
(4)   Includes currently exercisable options to purchase 15,000 shares.
(5)   Includes 15,000 shares held by Mr. Roche’s wife and currently exercisable options to purchase 7,250 shares.
(6)   Includes currently exercisable options to purchase 15,100 shares.
(7)   Includes currently exercisable options to purchase 22,600 shares.
(8)   Includes currently exercisable options to purchase 7,250 shares.
(9)   Includes currently exercisable options to purchase 5,500 shares.
(10) Includes currently exercisable options to purchase 19,100 shares.
(11) Includes currently exercisable options to purchase 120,800 shares.

EQUITY COMPENSATION PLAN INFORMATION
at September 30, 2009

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans
approved by security holders	428,783	$4.35	269,658

Equity compensation plans not
approved by security holders	-	-	-

Total	428,783	$4.35	269,658

EQUITY COMPENSATION GRANTS NOT APPROVED BY SECURITY HOLDERS

Through September 30, 2009 the Company had granted certain of its officers with deferred compensation benefits aggregating 33,251 shares of common stock currently held by the Company in treasury.  Such shares vest upon retirement.  All shares vest earlier under certain occurrences including death, involuntary termination or a change in control of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company and CBC Co., Ltd. (CBC), a Japanese corporation which beneficially owns 11.4% of the outstanding shares of the Company, have been conducting business with each other since 1979.  During this period, CBC has served as a lender, a product supplier and a private label reseller of the Company’s products. In fiscal 2009, the Company purchased approximately $227,000 of products from or through CBC. CBC competes with the Company in various markets, principally in the sale of video products and systems.  Sales of Vicon products to CBC were $30,000 in 2009.

All named directors other than Mr. Darby are independent directors in accordance with NYSE Amex listing requirements.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table details: the aggregate fee arrangements with BDO Seidman, LLP for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the financial statements included in the Company’s quarterly reports on Form 10-Q; the aggregate fees billed by BDO Seidman, LLP for audit related matters and; the aggregate fees billed by BDO Seidman, LLP for tax compliance, tax advice and tax planning during fiscal years ended September 30, 2009 and 2008:

	2009	2008
Audit fees	$262,000	$252,000
Audit related fees	$-	$5,000
Tax fees	$43,000	$42,000

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

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)  Financial Statements

         Included in Part IV, Item 15:

         Report of Independent Registered Public Accounting Firm

         Financial Statements:

Consolidated Statements of Operations, fiscal years ended September 30, 2009, 2008, and 2007

Consolidated Balance Sheets at September 30, 2009 and 2008

Consolidated Statements of Shareholders’ Equity, fiscal years ended September 30, 2009, 2008, and 2007

Consolidated Statements of Cash Flows, fiscal years ended September 30, 2009, 2008, and 2007

Notes to Consolidated Financial Statements, fiscal years ended September 30, 2009, 2008, and 2007

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

15(a)(3)      Exhibits

Number	Description
3.1
Articles of Incorporation and By-Laws, as amended (Incorporated by reference to the 1985 Annual Report on Form 10-K; Form S-2 filed in Registration Statement No. 33-10435 and Exhibit A, B and C of the 1987 Proxy Statement)

3.2	Amendment of the Company’s By-Laws effective January 1, 2008 (Incorporated by reference to the 2007 Annual Report on Form 10-K)
3.3	Amendment of the Certificate of Incorporation dated May 7, 2002 (Incorporated by reference to the 2002 Annual Report on Form 10-K)
4	Rights Agreement dated December 4, 2001 between the Registrant and Computershare Investor Services (Incorporated by reference to the 2001 Annual Report on Form 10-K)
10.1	Employment Agreement effective as of October 1, 2009 between the Registrant and Kenneth M. Darby (Incorporated by reference to the Current Report on Form 8-K dated November 13, 2009)
10.2	1996 Incentive Stock Option Plan (Incorporated by reference to the 1997 Annual Report on Form 10-K)
10.3	1999 Incentive Stock Option Plan (Incorporated by reference to the 1999 Annual Report on Form 10-K)
10.4	1999 Non-Qualified Stock Option Plan (Incorporated by reference to the 1999 Annual Report on Form 10-K)
10.5	2002 Incentive Stock Option Plan (Incorporated by reference to the 2002 Annual Report on Form 10-K)
10.6	2002 Non-Qualified Stock Option Plan (Incorporated by reference to the 2002 Annual Report on Form 10-K)
10.7	Employment and Deferred Compensation Agreement dated January 1, 2006 between the Registrant and John M. Badke (Incorporated by reference to the Current Report on Form 8-K dated March 6, 2006)
10.8
Amendment 1 to the Employment and Deferred Compensation Agreement dated November 13, 2006 between the Registrant and John M. Badke (Incorporated by reference to the Current Report on Form 8-K dated November 16, 2006)

10.9	Employment Agreement dated November 1, 2006 between the Registrant and Christopher J. Wall (Incorporated by reference to the Current Report on Form 8-K dated November 16, 2006)
10.10	Side letter to the agreement dated November 14, 2007 between the Registrant and Christopher J. Wall
10.11	2007 Stock Incentive Plan (Incorporated by reference to the Proxy Statement filed on April 27, 2007)
21	Subsidiaries of the Registrant (Incorporated by reference to the Notes to the Consolidated Financial Statements)
23	Consent of BDO Seidman, LLP
Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Section 1350 Certifications
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

We have audited the accompanying consolidated balance sheets of Vicon Industries, Inc. as of September 30, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years ended September 30, 2009.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vicon Industries, Inc. at September 30, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Melville, New York
December 29, 2009

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Fiscal Years Ended September 30, 2009, 2008 and 2007

	2009	2008	2007

Net sales	$60,444,867	$66,911,442	$69,072,613
Cost of sales	33,152,064	36,489,172	39,686,486
Gross profit	27,292,803	30,422,270	29,386,127

Operating expenses:
Selling, general and
administrative expense	18,856,172	20,384,605	19,527,713
Engineering and development expense	5,405,491	5,648,442	5,175,948
	24,261,663	26,033,047	24,703,661

Operating income	3,031,140	4,389,223	4,682,466

Other expense (income):
Interest expense	2,179	44,549	141,507
Interest and other income	(189,680)	(244,337)	(379,750)

Income before income taxes	3,218,641	4,589,011	4,920,709

Income tax expense (benefit)	1,202,000	1,750,000	(2,965,573)

Net income	$2,016,641	$2,839,011	$7,886,282

Earnings per share:

Basic	$.44	$.59	$1.67

Diluted	$.43	$.57	$1.59

See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2009 and 2008
ASSETS	2009	2008
Current Assets:
Cash and cash equivalents	$16,650,191	$9,560,966
Marketable securities	201,665	227,237
Accounts receivable (less allowance of
$1,025,000 in 2009 and $1,196,000 in 2008)	9,908,534	14,763,914
Inventories:
Parts, components and materials	3,923,027	3,612,862
Work-in-process	2,444,994	2,407,980
Finished products	5,580,908	6,545,046
	11,948,929	12,565,888
Deferred income taxes	644,215	1,230,702
Prepaid expenses and other current assets	523,488	818,768
Total current assets	39,877,022	39,167,475
Property, plant and equipment:
Land	1,184,520	1,219,300
Buildings and improvements	5,685,353	5,780,763
Machinery, equipment and vehicles	5,984,979	5,971,651
	12,854,852	12,971,714
Less accumulated depreciation and amortization	7,836,871	7,670,717
	5,017,981	5,300,997
Deferred income taxes	1,132,457	1,224,120
Other assets	1,288,277	1,271,683
TOTAL ASSETS	$47,315,737	$46,964,275

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,005,870	$4,267,620
Accrued compensation and employee benefits	2,823,825	2,779,368
Accrued expenses	1,311,636	1,760,147
Unearned revenue	735,850	872,195
Income taxes payable	154,851	307,242
Total current liabilities	9,032,032	9,986,572

Unearned revenue-non current	303,980	303,857
Other long-term liabilities	2,580,241	2,069,866
Total liabilities	11,916,253	12,360,295
Commitments and contingencies - Note 8
Shareholders' equity:
Common stock, par value $.01 per share
authorized - 25,000,000 shares
issued - 5,266,876 and 5,124,572 shares	52,669	51,246
Capital in excess of par value	24,294,511	23,261,936
Retained earnings	14,351,424	12,334,783
Treasury stock at cost, 645,288 shares
in 2009 and 384,867 shares in 2008	(3,145,204)	(1,768,135)
Accumulated other comprehensive income (loss)	(153,916)	724,150
Total shareholders' equity	35,399,484	34,603,980
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$47,315,737	$46,964,275

See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Fiscal Years Ended September 30, 2009, 2008, and 2007

						Accumulated	Total
			Capital in			other	share-
		Common	excess of	Retained	Treasury	comprehensive	holders'
	Shares	Stock	par value	earnings	Stock	income	equity

Balance September 30, 2006	4,860,901	$48,609	$22,562,126	$1,734,490	$(1,299,999)	$973,615	$24,018,841
Comprehensive income (loss):
Net income	-	-	-	7,886,282	-	-	7,886,282
Foreign currency
translation adjustment	-	-	-	-	-	689,151	689,151
Unrealized loss on derivatives, net of tax	-	-	-	-	-	(16,566)	(16,566)
Change in unrealized loss on
marketable securities, net of tax	-	-	-	-	-	1,292	1,292
Total comprehensive income (loss)	-	-	-	-	-	-	8,560,159
Distribution of deferred comp. shares	-	-	(472,187)	-	472,187	-	-
Exercise of stock options	192,602	1,926	594,738	-	(311,916)	-	284,748
Stock-based compensation	-	-	168,671	-	-	-	168,671
Tax benefit from exercise of stock options	-	-	10,327	-	-	-	10,327
Deferred compensation amortization	-	-	10,610	-	-	-	10,610
Balance September 30, 2007	5,053,503	$50,535	$22,874,285	$9,620,772	$(1,139,728)	$1,647,492	$33,053,356
Comprehensive income (loss):
Net income	-	-	-	2,839,011	-	-	2,839,011
Foreign currency
translation adjustment	-	-	-	-	-	(1,022,427)	(1,022,427)
Unrealized gain on derivatives, net of tax	-	-	-	-	-	97,855	97,855
Change in unrealized loss on
marketable securities, net of tax	-	-	-	-	-	1,230	1,230
Total comprehensive income (loss)	-	-	-	-	-	-	1,915,669
FIN 48 income tax liability	-	-	-	(125,000)	-	-	(125,000)
Repurchases of common stock	-	-	-	-	(628,407)	-	(628,407)
Exercise of stock options	71,069	711	219,336	-	-	-	220,047
Tax benefit from exercise of stock options	-	-	24,270	-	-	-	24,270
Stock-based compensation	-	-	133,406	-	-	-	133,406
Deferred compensation amortization	-	-	10,639	-	-	-	10,639
Balance September 30, 2008	5,124,572	$51,246	$23,261,936	$12,334,783	$(1,768,135)	$724,150	$34,603,980
Comprehensive income (loss):
Net income	-	-	-	2,016,641	-	-	2,016,641
Foreign currency
translation adjustment	-	-	-	-	-	(778,621)	(778,621)
Unrealized loss on derivatives, net of tax	-	-	-	-	-	(103,056)	(103,056)
Change in unrealized gain on
marketable securities, net of tax	-	-	-	-	-	3,611	3,611
Total comprehensive income (loss)	-	-	-	-	-	-	1,138,575
Repurchases of common stock	-	-	-	-	(1,262,169)	-	(1,262,169)
Distribution of deferred comp. shares	1,800	18	(18)	-	-	-	-
Exercise of stock options	140,504	1,405	510,725	-	(114,900)	-	397,230
Tax benefit from exercise of stock options	-	-	175,440	-	-	-	175,440
Stock-based compensation	-	-	322,580	-	-	-	322,580
Deferred compensation amortization	-	-	23,848	-	-	-	23,848
Balance September 30, 2009	5,266,876	$52,669	$24,294,511	$14,351,424	$(3,145,204)	$(153,916)	$35,399,484

See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years Ended September 30, 2009, 2008 and 2007

	2009	2008	2007
Cash flows from operating activities:
Net income	$2,016,641	$2,839,011	$7,886,282
Adjustments to reconcile net income to net
cash provided by operating activities:
Deferred income taxes	904,963	1,136,612	(3,497,576)
Depreciation and amortization	728,138	778,276	892,534
Amortization of deferred compensation	23,848	10,639	10,611
Stock compensation expense	322,580	133,406	168,671
Loss (gain) on marketable securities	31,303	3,661	(102,392)
Change in assets and liabilities:
Accounts receivable, net	4,230,079	(2,565,752)	(1,224,166)
Inventories	281,925	(21,022)	(753,723)
Prepaid expenses and other current assets	143,853	(194,123)	(84,724)
Other assets	(16,594)	(347,241)	(49,650)
Accounts payable	(147,305)	1,194,754	(903,577)
Accrued compensation and employee benefits	95,497	(4,260)	393,240
Accrued expenses	(203,143)	64,408	349,128
Unearned revenue	(128,598)	(55,973)	(24,486)
Income taxes payable	(115,660)	(71,776)	249,190
Other liabilities	232,935	521,778	221,919
Net cash provided by operating activities	8,400,462	3,422,398	3,531,281

Cash flows from investing activities:
Capital expenditures	(573,384)	(502,896)	(296,332)
Net cash used in investing activities	(573,384)	(502,896)	(296,332)

Cash flows from financing activities:
Repurchases of common stock	(1,262,169)	(628,407)	-
Proceeds from exercise of stock options	397,230	220,047	284,748
Repayments of long-term debt	-	(1,740,335)	(327,309)
Net cash used in financing activities	(864,939)	(2,148,695)	(42,561)

Effect of exchange rate changes on cash	127,086	(17,951)	(23,612)
Net increase in cash	7,089,225	752,856	3,168,776
Cash at beginning of year	9,560,966	8,808,110	5,639,334
Cash at end of year	$16,650,191	$9,560,966	$8,808,110

Cash paid during the fiscal year for:
Income taxes	$472,797	$635,522	$217,873
Interest	$2,179	$55,181	$143,159

See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years ended September 30, 2009, 2008, and 2007

NOTE 1.  Summary of Significant Accounting Policies

Nature of Business

The Company designs, manufactures, assembles and markets video systems and system components for use in security, surveillance, safety and control purposes by end users.  The Company markets its products worldwide primarily to installing dealers, systems integrators, government entities and distributors.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Vicon Industries, Inc. (the Company) and its wholly owned subsidiaries: Vicon Industries Limited and subsidiary (Vicon Deutschland GmbH) and TeleSite U.S.A., Inc. and subsidiary (Vicon Systems Ltd.), after elimination of intercompany accounts and transactions.  Events subsequent to September 30, 2009 were evaluated until the time of the Form 10-K filing with the Securities and Exchange Commission on December 29, 2009.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.  As it relates to product sales, revenue is generally recognized when products are sold and title is passed to the customer.  Shipping and handling costs are included in cost of sales.  Advance service billings under a national supply contract with one customer are deferred and recognized as revenues on a pro rata basis over the term of the service agreement.  The Company evaluates multiple-element revenue arrangements for separate units of accounting, and follows appropriate revenue recognition policies for each separate unit.  Elements are considered separate units of accounting provided that (i) the delivered item has stand-alone value to the customer, (ii) there is objective and reliable evidence of the fair value of the undelivered item, and (iii) if a general right of return exists relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially within the control of the Company.  As applied to the Company, under arrangements involving the sale of product and the provision of services, product sales are recognized as revenue when the products are sold and title is passed to the customer, and service revenue is recognized as services are performed.  For products that include more than incidental software, and for separate licenses of the Company’s software products, the Company recognizes revenue in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 985-605 (Statement of Position 97-2, “Software Revenue Recognition”, as amended).

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit and amounts invested in highly liquid money market funds.

Marketable Securities

Marketable securities consist of mutual fund investments in U.S. government debt securities and holdings in an equity security.  Such mutual fund investments are stated at market value and are classified as available-for-sale under ASC 320 (Statement of Financial Accounting Standards (SFAS) No. 115), with unrealized gains and losses reported in other comprehensive income as a component of shareholders’ equity.  The cost of such securities was $198,208 and $227,391 at September 30, 2009 and 2008, respectively, with $3,457 of unrealized gains and $154 of unrealized losses, net of tax, included in the carrying amounts at September 30, 2009 and 2008, respectively.

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

Engineering and Development

Product engineering and development costs are charged to expense as incurred, and amounted to approximately $5,400,000, $5,600,000 and $5,200,000 in fiscal 2009, 2008, and 2007, respectively.

Earnings Per Share

Basic EPS is computed based on the weighted average number of common shares outstanding.  Diluted EPS reflects the maximum dilution that would have resulted from the exercise of stock options, warrants and incremental shares issuable under a deferred compensation agreement (see Note 7).  In periods when losses are incurred, the effects of these securities are antidilutive and, therefore, are excluded from the computation of diluted EPS.

Foreign Currency Translation

The Company translates the financial statements of its foreign subsidiaries by applying the current rate method under which assets and liabilities are translated at the exchange rate on the balance sheet date, while revenues, costs, and expenses are translated at the average exchange rate for the reporting period.  The resulting cumulative translation adjustment of $(114,000) and $665,000 at September 30, 2009 and 2008, respectively, is recorded as a component of shareholders' equity in accumulated other comprehensive income.

Income Taxes

The Company accounts for income taxes under the provisions of ASC 740 (SFAS No. 109, “Accounting for Income Taxes”), which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred U.S. income taxes are not provided on undistributed earnings of foreign subsidiaries as the Company presently intends to reinvest such earnings indefinitely, and any plan to repatriate any of such earnings in the future is not expected to result in a material incremental tax liability to the Company.  In fiscal 2007, the Company recognized $3.4 million of previously unrecognized U.S. net deferred income tax assets based upon an updated assessment of their realization.

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

Derivative Instruments

ASC 815 (SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”), establishes accounting and reporting standards for derivative instruments as either assets or liabilities in the statement of financial position based on their fair values. Changes in the fair values are required to be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For derivatives designated as effective cash flow hedges, changes in fair values are recognized in other comprehensive income. Changes in fair values related to fair value hedges as well as the ineffective portion of cash flow hedges are recognized in earnings.

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

As of September 30, 2009, the Company had currency forwards outstanding with notional amounts aggregating $2.0 million, whose aggregate fair value was a liability of approximately $69,000. The change in the fair value of these derivatives is reflected in other comprehensive income in the accompanying statement of shareholders’ equity, net of tax where applicable. The forwards have maturities of less than one year and require the Company to exchange currencies at specified dates and rates. The Company considers the credit risk related to the forwards to be low because such instruments are entered into with financial institutions having high credit ratings and are generally settled on a net basis.  There were no gains or losses recognized in operations due to hedge ineffectiveness during the three-year period ended September 30, 2009.  The Company does not expect that the amounts currently classified in accumulated other comprehensive income that will be recognized in operations in the next fiscal year will be material.

Fair Value of Financial Instruments

The carrying amounts for trade accounts and other receivables, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.  The fair value of the Company’s foreign currency forward exchange contracts is estimated by obtaining quoted market prices.  The contracted exchange rates on committed forward exchange contracts was approximately $69,000 less favorable than the market rates for similar term contracts at September 30, 2009.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Accounting for Stock-Based Compensation

The Company follows ASC 718 (SFAS No. 123(R), “Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period.  For the years ended September 30, 2009, 2008 and 2007, the Company recorded non-cash compensation expense of $322,580 ($.07 per basic and diluted share), $133,406 ($.03 per basic and diluted share) and $168,671 ($.04 and $.03 per basic and diluted share), respectively, relating to stock-based compensation.  The Company elected to utilize the modified-prospective application method, whereby compensation expense is recorded for all awards granted after October 1, 2005 (adoption date) and for the unvested portion of awards granted prior to this date. Accordingly, prior period amounts were not restated.

The fair value for options granted during the fiscal years ended September 30, 2009, 2008 and 2007 was determined at the date of grant using a Black-Scholes valuation model and the straight-line attribution approach using the following weighted average assumptions:

	2009	2008	2007

Risk-free interest rate	3.0%	3.6%	4.8%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	72.9%	76.3%	61.5%
Weighted average expected life	7.0 years	7.5 years	5.0 years

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

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2.  Income Taxes

The components of income tax expense for the fiscal years indicated are as follows:

	2009	2008	2007
Current:
Federal	$243,000	$46,000	$85,327
State	22,000	4,000	-
Foreign	117,000	525,000	459,330
	382,000	575,000	544,657

Deferred:
Federal	729,000	1,080,000	(3,151,837)
State	63,000	95,000	(298,063)
Foreign	28,000	-	(60,330)
	820,000	1,175,000	(3,510,230)
Total	$1,202,000	$1,750,000	$(2,965,573)

A reconciliation of the U.S statutory tax rate to the Company’s effective tax rate follows:

	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent

U.S. statutory tax	$1,094,000	34.0%	$1,560,000	34.0%	$1,673,000	34.0%
Increase (decrease) in
valuation allowance	(17,000)	(0.5)	43,000	0.9	(4,739,000)	(96.3)
Foreign tax rate
difference	(26,000)	(0.8)	(64,000)	(1.4)	51,000	1.0
Permanent differences	78,000	2.4	54,000	1.2	(46,000)	(0.9)
State tax, net of
federal benefit	87,000	2.7	100,000	2.2	-	-
Other, net	(14,000)	(0.5)	57,000	1.2	95,000	1.9
Effective tax rate	$1,202,000	37.3%	$1,750,000	38.1%	$(2,966,000)	(60.3)%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at September 30, 2009 and 2008 are presented below:

	2009	2008
Deferred tax assets:
Inventories	$-	$507,000
Accrued compensation	459,000	352,000
Warranty accrual	149,000	149,000
Depreciation	378,000	493,000
Allowance for doubtful accounts receivable	334,000	408,000
Unearned revenue	372,000	436,000
U.S. net operating loss carryforwards	-	157,000
Foreign net operating loss carryforwards	347,000	364,000
AMT credit carryforward	-	104,000
U.S. capital loss carryforward	15,000	15,000
Other	151,000	87,000
Gross deferred tax assets	2,205,000	3,072,000

Deferred tax liabilities:
Other	81,000	253,000
Gross deferred tax liabilities	81,000	253,000

Total deferred tax assets and liabilities	2,124,000	2,819,000
Less valuation allowance	(347,000)	(364,000)
Net deferred tax assets and liabilities	$1,777,000	$2,455,000

At September 30, 2009 and 2008, the Company maintained a valuation allowance against certain of its deferred tax assets due to the uncertainty of future realization.  Deferred U.S. income taxes are not provided on undistributed earnings of foreign subsidiaries as the Company presently intends to reinvest such earnings indefinitely, and any plan to repatriate any of such earnings in the future is not expected to result in a material incremental tax liability to the Company.

Pretax domestic income amounted to approximately $2,660,000, $3,191,000 and $3,899,000 in fiscal years 2009, 2008 and 2007, respectively.  Pretax foreign income amounted to approximately $559,000, $1,398,000 and $1,022,000 in fiscal years 2009, 2008 and 2007, respectively.

The Company adopted the provisions of ASC 740 (Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”) effective as of October 1, 2007.  The entire amount of unrecognized tax benefits at September 30, 2009 and 2008, if recognized, would reduce the Company’s effective tax rate.

Unrecognized tax benefits activity for the years ended September 30, 2009 and 2008 is summarized below:

	2009	2008
Beginning balance	$250,000	$100,000
Additions based on tax positions related to prior years	264,000	100,000
Additions based on tax positions related to the current year	-	50,000
Ending balance	$514,000	$250,000

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  At September 30, 2009, the combined amount of accrued net interest and penalties related to tax positions taken or to be taken on our tax returns and recorded as part of the reserves for uncertain tax positions was $36,000.  The Company files U.S. Federal and State income tax returns and foreign tax returns in the United Kingdom, Germany and Israel.  The Company is generally no longer subject to tax examinations for fiscal years prior to 2003 in the U.S, 2004 in the U.K., 2005 in Germany and 2002 in Israel.

NOTE 3.  Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) balances at September 30, 2009 and 2008 consisted of the following:

	2009	2008

Foreign currency translation adjustment	$(113,765)	$664,856
Unrealized gain (loss) on derivatives, net of tax	(43,608)	59,448
Unrealized gain (loss) on marketable securities, net of tax	3,457	(154)
Accumulated other comprehensive income (loss)	$(153,916)	$724,150

NOTE 4.  Segment and Geographic Information

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

Net sales and long-lived assets related to operations in the United States and other foreign countries for the fiscal years ended September 30, 2009, 2008, and 2007 are as follows:

	2009	2008	2007
Net sales
U.S.	$38,529,000	$40,746,000	$42,752,000
Foreign	21,916,000	26,165,000	26,321,000
Total	$60,445,000	$66,911,000	$69,073,000

Long-lived assets
U.S.	$3,686,000	$3,835,000	$4,129,000
Foreign	1,332,000	1,466,000	1,633,000
Total	$5,018,000	$5,301,000	$5,762,000

U.S. sales include $6,485,000, $5,858,000 and $5,721,000 for export in fiscal years 2009, 2008, and 2007, respectively.  Foreign sales principally represent sales from the Company’s Europe based subsidiaries.

NOTE 5.  Stock Option Plans

The Company maintains stock option plans and a stock incentive plan that provide for the grant of incentive and non-qualified options covering a total of 698,441 shares of common stock reserved for issuance to key employees, including officers and directors, as of September 30, 2009.  All options are issued at fair market value at the grant date and are exercisable in varying installments according to the plans.  The plans allow for the payment of option exercises through the surrender of previously owned mature shares based on the fair market value of such shares at the date of surrender.  Such surrendering of mature shares by holders results in an increase to treasury stock based on the stock price on date of surrender.  During the years ended September 30, 2009 and 2007, employees and directors surrendered mature shares for current exercises which resulted in an increase to treasury stock of $114,900 and $311,916, respectively.  No such exercises occurred in the year ended September 30, 2008.  There were 269,658 options available for grant at September 30, 2009.

Changes in outstanding stock options for the three years ended September 30, 2009 are as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Options	Price	(in years)	Value
Outstanding at September 30, 2006	545,283	$3.28
Options granted	77,000	$3.59
Options exercised	(192,602)	$3.10
Options forfeited	(23,000)	$3.00
Outstanding at September 30, 2007	406,681	$3.45
Options granted	154,000	$4.85
Options exercised	(71,069)	$3.10
Options forfeited	(22,325)	$3.14
Outstanding at September 30, 2008	467,287	$3.98
Options granted	113,000	$5.08
Options exercised	(140,504)	$3.64
Options forfeited	(11,000)	$4.93
Outstanding at September 30, 2009	428,783	$4.35	5.9	$ 674,357
Exercisable at September 30, 2009	156,413	$3.80	3.5	$ 325,213

The weighted-average grant date fair value of options granted during the years ended September 30, 2009, 2008 and 2007 was $3.54, $3.61 and $2.03, respectively. The total intrinsic value of options exercised during the years ended September 30, 2009, 2008 and 2007 was $294,021, $205,128 and $929,744, respectively.

A summary of the status of the Company’s nonvested shares and changes during the years presented is as follows:

		Weighted
		Average
	Number	Grant-Date
	of Options	Fair Value
Nonvested at September 30, 2006	212,356	$1.74
Granted	77,000	$2.03
Vested	(128,336)	$1.75
Forfeited	(2,100)	$1.52
Nonvested at September 30, 2007	158,920	$1.87
Granted	154,000	$3.61
Vested	(37,460)	$1.75
Forfeited	(12,725)	$2.29
Nonvested at September 30, 2008	262,735	$2.89
Granted	113,000	$3.54
Vested	(92,365)	$2.52
Forfeited	(11,000)	$3.61
Nonvested at September 30, 2009	272,370	$3.25

As of September 30, 2009, there was $645,758 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.7 years.  The total fair value of shares vested during the years ended September 30, 2009, 2008 and 2007 was $232,687, $65,417 and $224,609, respectively.

NOTE 6.  Shareholder Rights Plan

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

NOTE 7.  Earnings Per Share

The following table provides the components of the basic and diluted earnings per share (EPS) computations:

	2009	2008	2007
Basic EPS Computation

Net income	$2,016,641	$2,839,011	$7,886,282

Weighted average shares outstanding	4,626,230	4,781,103	4,719,444

Basic income per share	$.44	$.59	$1.67

Basic and Diluted EPS Computation

Net income	$2,016,641	$2,839,011	$7,886,282

Weighted average shares outstanding	4,626,230	4,781,103	4,719,444
Stock options	79,038	141,860	202,658
Stock compensation arrangements	24,697	23,574	31,156
Diluted shares outstanding	4,729,965	4,946,537	4,953,258

Diluted income per share	$.43	$.57	$1.59

NOTE 8.  Commitments and Contingencies

The Company leases vehicles and occupies certain facilities under operating leases that expire at various dates through 2013.  The leases, which cover periods from three to eight years, generally provide for renewal options at specified rental amounts.  The aggregate operating lease commitment at September 30, 2009 was $943,000 with minimum rentals for the fiscal years shown as follows: 2010 - $537,000; 2011 - $255,000; 2012 - $85,000; and 2013 - $66,000.

The Company is a party to employment agreements with certain of its officers that provide for, among other things, the payment of compensation if there is a change in control without Board of Director approval (as defined in the agreements).  The contingent liability under such change in control provisions at September 30, 2009 would have been approximately $2.4 million.  Certain of the Company’s employment agreements with its officers provide for a severance/retirement benefit upon certain occurrences or at a specified date of retirement, absent a change in control, aggregating $1.4 million at September 30, 2009.  The Company is amortizing such obligation to expense on the straight-line method through the specified dates of retirement.  Such expense amounted to approximately $207,000 and $128,000 in fiscal 2009 and 2008, respectively.

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

NOTE 9.  Litigation

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

NOTE 10.  Related Party Transactions

As of September 30, 2009, CBC Co., Ltd. and affiliates (“CBC”) owned approximately 11.8% of the Company’s outstanding common stock.  The Company, which has been conducting business with CBC since 1979, imports certain finished products and components through CBC and also sells its products to CBC.  The Company purchased approximately $227,000, $448,000 and $362,000 of products and components from CBC in fiscal years 2009, 2008, and 2007, respectively, and the Company sold $30,000, $53,000 and $163,000 of products to CBC for distribution in fiscal years 2009, 2008, and 2007, respectively.  At September 30, 2009 and 2008, the Company owed $17,000 and $133,000, respectively, to CBC and CBC owed $1,000 and $2,000, respectively, to the Company resulting from purchases and sales of products.

NOTE 11:  Recent Accounting Pronouncements

In September 2006, the FASB issued ASC 820 (Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurement”), which defines fair value, establishes a framework for measuring fair value and expands disclosures regarding assets and liabilities measured at fair value, which was amended in February 2008.  The adoption of the provisions related to financial assets and financial liabilities were effective for the Company’s first quarter of fiscal 2009 and did not have a material impact on its consolidated financial position, results of operations or cash flows.  The Company does not expect that the adoption of the remaining provisions of ASC 820 will have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued ASC 805 (SFAS 141 and SFAS 141R, “Business Combinations”).  ASC 805 will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs.  In addition, under ASC 805, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense.  ASC 805 is effective for fiscal years beginning after December 15, 2008. The Company has not yet evaluated the impact, if any, of adopting this pronouncement.

In December 2007, the FASB issued ASC 810 (SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”)).  ASC 810 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity.  This new consolidation method will significantly change the accounting for transactions with minority interest holders.  ASC 810 is effective for fiscal years beginning after December 15, 2008.  The Company has not yet evaluated the impact, if any, of adopting this pronouncement.

In October 2009, the FASB amended ASC 985-605 (Statement of Position 97-2, “Software Revenue Recognition”) to provide new guidance on accounting for revenue arrangements that include tangible products containing software and non-software components that function together to deliver the product’s essential functionality.  These amendments become effective on a prospective basis for fiscal years beginning after June 15, 2010, although early adoption is permitted.  The Company has not yet evaluated the impact, if any, of adopting this pronouncement.

NOTE 12.  Quarterly Financial Data (unaudited)

				Earnings Per Share
Quarter			Net
Ended	Net Sales	Gross Profit	Income	Basic	Diluted

Fiscal 2009
December	$15,700,000	$7,147,000	$508,000	$.11	$.11
March	14,707,000	6,557,000	390,000	.08	.08
June	14,754,000	6,513,000	474,000	.10	.10
September	15,284,000	7,076,000	645,000	.14	.14
Total	$60,445,000	$27,293,000	$2,017,000	$.44	$.43

Fiscal 2008
December	$15,643,000	$6,927,000	$345,000	$.07	$.07
March	15,335,000	6,797,000	206,000	.04	.04
June	16,027,000	7,268,000	528,000	.11	.11
September	19,906,000	9,430,000	1,760,000	.37	.36
Total	$66,911,000	$30,422,000	$2,839,000	$.59	$.57

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

VICON INDUSTRIES, INC.
By /s/ Kenneth M. Darby	By /s/ John M. Badke
Kenneth M. Darby	John M. Badke
Chairman and	Senior Vice President, Finance
Chief Executive Officer	and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

December 29, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

VICON INDUSTRIES, INC.
/s/ Kenneth M. Darby		December 29, 2009
Kenneth M. Darby	Chairman and CEO	Date

/s/ Peter F. Neumann		December 29, 2009
Peter F. Neumann	Director	Date

/s/ Bernard F. Reynolds		December 29, 2009
Bernard F. Reynolds	Director	Date

/s/ W. Gregory Robertson		December 29, 2009
W. Gregory Robertson	Director	Date

/s/ Arthur D. Roche		December 29, 2009
Arthur D. Roche	Director	Date