Form 10-Q
period 2009-12-31
VICON INDUSTRIES INC /NY/
filed 2010-02-12
CIK 310056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

At February 12, 2010, the registrant had outstanding 4,527,400 shares of Common Stock, $.01 par value.

VICON INDUSTRIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended

	12/31/09	12/31/08

Net sales	$11,099,291	$15,700,229
Cost of sales	6,461,846	8,553,060
Gross profit	4,637,445	7,147,169

Operating expenses:
Selling, general and administrative expense	4,384,993	4,803,980
Engineering & development expense	1,356,053	1,526,885
	5,741,046	6,330,865

Operating income (loss)	(1,103,601)	816,304

Interest income	(52,552)	(37,490)
Other expense	6,058	45,808

Income (loss) before income taxes	(1,057,107)	807,986

Income tax expense (benefit)	(360,000)	300,000

Net income (loss)	$(697,107)	$507,986

Earnings (loss) per share:
Basic and diluted	$(.15)	$.11

Shares used in computing earnings (loss) per share:

Basic	4,589,309	4,676,564

Diluted	4,589,309	4,769,391

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	12/31/09	9/30/09
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$14,660,852	$16,650,191
Marketable securities	196,001	201,665
Accounts receivable, net	7,543,633	9,908,534
Inventories:
Parts, components, and materials	4,453,071	3,923,027
Work-in-process	2,430,864	2,444,994
Finished products	5,457,247	5,580,908
	12,341,182	11,948,929
Recoverable income taxes	295,427	-
Deferred income taxes	614,332	644,215
Prepaid expenses and other current assets	668,624	523,488
TOTAL CURRENT ASSETS	36,320,051	39,877,022

Property, plant and equipment	12,940,758	12,854,852
Less accumulated depreciation and amortization	(8,016,830)	(7,836,871)
	4,923,928	5,017,981
Deferred income taxes	1,254,478	1,132,457
Other assets	1,318,262	1,288,277
TOTAL ASSETS	$43,816,719	$47,315,737

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,421,548	$4,005,870
Accrued compensation and employee benefits	2,118,408	2,823,825
Accrued expenses	1,270,550	1,311,636
Unearned revenue	691,830	735,850
Income taxes payable	32,137	154,851
TOTAL CURRENT LIABILITIES	6,534,473	9,032,032

Unearned revenue	319,380	303,980
Other long-term liabilities	2,474,142	2,580,241
TOTAL LIABILITIES	9,327,995	11,916,253

SHAREHOLDERS’ EQUITY
Common stock, par value $.01	52,692	52,669
Capital in excess of par value	24,381,470	24,294,511
Retained earnings	13,654,317	14,351,424
Less treasury stock, at cost	(3,524,452)	(3,145,204)
Accumulated other comprehensive loss	(75,303)	(153,916)
TOTAL SHAREHOLDERS’ EQUITY	34,488,724	35,399,484
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$43,816,719	$47,315,737

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	12/31/09	12/31/08
Cash flows from operating activities:
Net income (loss)	$(697,107)	$507,986
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	180,191	182,406
Amortization of deferred compensation	1,202	2,674
Stock compensation expense	76,663	67,946
Deferred income taxes	(122,000)	121,644
Loss on marketable securities	3,409	44,275
Change in assets and liabilities:
Accounts receivable, net	2,391,574	3,241,817
Inventories	(377,971)	(1,435,457)
Recoverable income taxes	(299,330)	-
Prepaid expenses and other current assets	(132,386)	72,350
Other assets	(29,985)	192,875
Accounts payable	(1,599,503)	(79,326)
Accrued compensation and employee benefits	(710,851)	(859,364)
Accrued expenses	27,418	(132,059)
Unearned revenue	(33,306)	24,045
Income taxes payable	(123,078)	(29,222)
Other liabilities	(105,961)	(84,623)
Net cash provided by (used in)
operating activities	(1,551,021)	1,837,967

Cash flows from investing activities:
Capital expenditures	(84,520)	(143,633)
Net cash used in investing activities	(84,520)	(143,633)

Cash flows from financing activities:
Repurchases of common stock	(379,248)	(538,550)
Proceeds from exercise of stock options	9,117	59,010
Net cash used in financing activities	(370,131)	(479,540)
Effect of exchange rate changes on cash	16,333	124,473

Net increase (decrease) in cash	(1,989,339)	1,339,267
Cash at beginning of year	16,650,191	9,560,966
Cash at end of period	$14,660,852	$10,900,233

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2009

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2009.  Certain prior year amounts have been reclassified to conform to the current period presentation.  Events subsequent to December 31, 2009 were evaluated until the time of the Form 10-Q filing with the Securities and Exchange Commission on February 12, 2010.

Note 2:  Marketable Securities

Marketable securities consist of mutual fund investments in U.S. government debt securities and holdings in an equity security.  Such mutual fund investments are stated at market value and are classified as available-for-sale under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320 (FASB Statement of Financial Accounting Standards (SFAS) No. 115), with unrealized gains and losses reported in accumulated other comprehensive income as a component of shareholders’ equity.  The cost of such securities at December 31, 2009 was $193,965, with $2,036 of cumulative unrealized gains, net of tax, reported at December 31, 2009.

Note 3:  Accounts Receivable

Accounts receivable is stated net of an allowance for uncollectible accounts of $1,011,000 and $1,025,000 as of December 31, 2009 and September 30, 2009, respectively.

Note 4:  Earnings (Loss) per Share

Basic earnings (loss) per share (EPS) is computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options and under deferred compensation agreements.

The following tables provide the components of the basic and diluted EPS computations for the three month periods ended December 31, 2009 and 2008:

	Three Months Ended December 31,
	2009	2008
Basic EPS Computation
Net income (loss)	$(697,107)	$507,986
Weighted average shares outstanding	4,589,309	4,676,564
Basic earnings (loss) per share	$(.15)	$.11

	Three Months Ended December 31,
	2009	2008
Diluted EPS Computation
Net income (loss)	$(697,107)	$507,986

Weighted average shares outstanding	4,589,309	4,676,564
Stock options	-	70,525
Stock compensation arrangements	-	22,302
Diluted shares outstanding	4,589,309	4,769,391

Diluted earnings (loss) per share	$(.15)	$.11

For the three months ended December 31, 2009, 105,419 shares have been omitted from the calculation of diluted EPS as their effect would have been antidilutive.

Note 5:   Comprehensive Loss

The Company's total comprehensive loss for the three month periods ended December 31, 2009 and 2008 was as follows:

	Three Months Ended December 31,
	2009	2008
Net income (loss)	$(697,107)	$507,986
Other comprehensive income (loss):
Unrealized gain (loss) on securities, net of tax	(1,421)	2,543
Unrealized gain on derivatives, net of tax	52,302	19,474
Foreign currency translation adjustment	27,732	(1,279,190)
Comprehensive loss	$(618,494)	$(749,187)

The accumulated other comprehensive loss balances at December 31, 2009 and September 30, 2009 consisted of the following:

	December 31, 2009	September 30, 2009
Foreign currency translation adjustment	$(86,033)	$(113,765)
Unrealized gain (loss) on derivatives, net of tax	8,694	(43,608)
Unrealized gain on securities, net of tax	2,036	3,457
Accumulated other comprehensive loss	$(75,303)	$(153,916)

Note 6:   Derivative Instruments

The Company enters into forward exchange contracts to hedge certain foreign currency exposures and minimize the effect of such fluctuations on reported earnings and cash flow.  The Company’s ongoing foreign currency exchange risks include intercompany sales of product and services between subsidiary companies operating in differing functional currencies.

At December 31, 2009, the Company had forward exchange contracts outstanding with notional amounts aggregating $2.0 million, whose aggregate fair value was an asset of approximately $13,800.  Such fair value was determined using published market exchange rates.  The change in the amount of the asset or liability for these instruments is shown as a component of accumulated other comprehensive income, net of tax.

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

The Company follows ASC 718 (SFAS No. 123(R), “Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period.  For the three-month periods ended December 31, 2009 and 2008, the Company recorded non-cash compensation expense of $76,663 and $67,946, respectively, ($.02 and $.01 per basic and diluted share, respectively) relating to stock compensation.

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

Note 9:  Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements” (ASU 2009-13) and ASU 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements” (ASU 2009-14).  ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered.  ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality.  These new updates become effective on a prospective basis for the Company’s fiscal year ended September 30, 2011, although early adoption is permitted.  The Company has not yet evaluated the impact, if any, of adopting these updates.

Note 10:  Income Taxes

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  The Company files U.S. Federal and State income tax returns and foreign tax returns in the United Kingdom, Germany and Israel.  The Company is generally no longer subject to tax examinations in such jurisdictions for fiscal years prior to 2003 in the U.S., 2004 in the U.K., 2005 in Germany and 2002 in Israel.

Note 11:  Fair Value

The majority of the Company’s non-financial assets and liabilities are not required to be carried at fair value on a recurring basis, but the Company is required on a non-recurring basis to use fair value measurements when analyzing asset impairment as it relates to long-lived assets.  The carrying amounts for trade accounts and other receivables, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.  The fair value of the Company’s foreign currency forward exchange contracts is estimated by obtaining quoted market prices.  The contracted exchange rates on committed forward exchange contracts was approximately $13,800 more favorable than the market rates for similar term contracts at December 31, 2009.

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

Overview

The Company designs, engineers, assembles and markets a wide range of video and access control systems and system components used for security, surveillance, safety and communication purposes by a broad group of end users worldwide.  The Company’s product line consists of various elements of a video system, including digital video and network video recorders, video encoders, decoders, servers and related physical security information management software, analog, megapixel and IP fixed and robotic cameras, matrix video switches, access control panels, video displays and system peripherals.

The Company sells its video systems and system components in a highly competitive worldwide marketplace principally to authorized security dealers and system integrators.  Such dealers and integrators typically resell the Company’s products directly to end users, among other services.  The Company’s sales are principally project based and are largely dependent upon winning projects, construction activities and the timing of funding.  Sales will vary from period to period depending upon many factors including seasonal and geographic trends in construction activities and the timing of deliveries due to changes in project schedules and funding.  The Company does not maintain a sizable backlog as its customer orders are typically deliverable within three months or often upon receipt of order.  The Company’s operating cost structure is principally fixed and therefore profitability is largely dependent upon sales levels.  Throughout fiscal 2009 and subsequent, the Company’s business has been impacted by the worldwide economic downturn as capital spending for new construction and renovation projects weakened.  In the first quarter of fiscal 2010, the Company experienced increasing weak market conditions that significantly reduced its sales levels and consequently adversely impacted its financial results.  The effect of weak incoming order levels experienced thus far in fiscal 2010 will likely have a negative impact on the Company’s near term financial results.

The Company competes in a market of rapid technology shifts which influence the performance capability of security systems.  As a result, the Company spends a significant amount on new product development.  In the first quarter of fiscal 2010 and 2009, the Company incurred $1.4 million and $1.5 million of engineering and development expense or 12% and 10% of net sales, respectively. The Company’s expenditures for product development are substantially less than its larger competitors.  In recent years, the rapid pace of technology changes has placed increased burden on the Company’s development resources which may necessitate an increase in annual expense for product development.  Further, the Company’s sales effort requires a high level of customer service and technical support for its products.  Customer support levels were maintained during the first quarter of fiscal 2010 despite a reduction in sales and such expenditure levels are expected to continue for the remainder of the fiscal year.  The Company will also consider any strategic initiative that may augment or supplement its present product offerings and technology platforms, among other benefits.

The Company has a foreign sales and distribution subsidiary in Europe that conducts business in British pounds and Euros that represented approximately 36% of the Company’s consolidated sales for fiscal 2009.  It also has an Israel based engineering and development subsidiary that incurs a majority of its operating expenses in Shekels that represented approximately 15% of the Company’s operating expenses for fiscal 2009.  During fiscal 2009, there were material changes in exchange rates between world currencies that affected the Company’s financial statements.  In 2009, U.S. dollar gained on average 21% against the British pound, 10% against the Euro and 8% against the Shekel compared with 2008.  This served to reduce the Company’s consolidated reported sales and costs in these currencies on a translation basis, increase the cost of European subsidiaries U.S. dollar based sourced product costs and incur company-wide negative result impacts on the settlements of transactional balances between companies.  In the first quarter of fiscal 2010, there were minimal financial statement impacts of foreign currency transactions and translations as rate change volatility during the quarter had significantly lessened compared with 2009.  The Company has also historically secured selected forward currency exchange contracts to help stabilize the impact of changing exchange rates and will continue to do so for the remainder of fiscal 2010. Such contract settlements have served to further impact currency transactions for the periods presented.  The aggregate impacts of such complex currency exchange transactions on the reported periods’ results were not reasonably quantifiable.

Results of Operations
Three Months Ended December 31, 2009 Compared with December 31, 2008

Net sales for the quarter ended December 31, 2009 decreased 29% to $11.1 million compared with $15.7 million in the year ago period.  Domestic sales decreased 19% to $6.4 million compared with $7.8 million in the year ago period while international sales decreased 40% to $4.7 million compared with $7.9 million in the year ago period.  Order intake for the quarter ended December 31, 2009 decreased $4.6 million or 25% to $13.7 million compared with $18.3 million in the year ago period.  The sales and order intake decreases across all business segments were due to weakening worldwide economic conditions as funding for new construction and renovation projects significantly slowed during the current quarter.  The backlog of unfilled orders was $5.4 million at December 31, 2009 compared with $2.8 million at September 30, 2009.

Gross profit margins for the first quarter of fiscal 2010 decreased to 41.8% compared with 45.5% in the year ago period.  The decrease in margins includes the impact of largely fixed indirect production costs relative to the current quarter’s reduced sales levels.  The prior year quarter European margins were also benefited by favorable exchange rate changes between the British pound and the euro and have returned to more normalized historical margins in the current quarter.

Total operating expenses for the first quarter of fiscal 2010 decreased to $5.7 million or 52% of net sales compared with $6.3 million or 40% of net sales in the year ago quarter.  Selling, general and administrative expenses decreased to $4.4 million for the first quarter of fiscal 2010 compared with $4.8 million in the year ago quarter.  The reduction included lower domestic and foreign selling costs on reduced sales levels in the current quarter.  Product development expense in the current quarter was $1.4 million compared with $1.5 million in the year ago period.

The Company incurred an operating loss of $1.1 million in the first quarter of fiscal 2010 compared with operating income of $816,000 in the year ago period.

Interest income increased to $53,000 for the first quarter of fiscal 2010 compared with $37,000 in the year ago period due to increased investable balances in the current quarter offset in part by reduced market yields on such investments.  Other expense decreased to $6,000 for the first quarter of 2010 compared with $46,000 principally representing changes in the market value of marketable securities held.

The Company recorded an income tax benefit of $360,000 for the first quarter of fiscal 2010 compared with income tax expense of $300,000 in the year ago period as a result of the pretax loss in the current quarter.

As a result of the foregoing, the Company reported a net loss of $697,000 for the first quarter of fiscal 2010 compared with net income of $508,000 in the year ago period.

Liquidity and Capital Resources

Net cash used in operating activities was $1.6 million for the first quarter of fiscal 2010, which included a $697,000 net loss, a $2.3 million reduction of accounts payable and accrued compensation, and a $378,000 increase in inventories.  These cash usages were offset in part by a $2.4 million reduction in accounts receivable due to decreased sales levels in the December 31, 2009 quarter.  Net cash used in investing activities was $85,000 for the first quarter of fiscal 2010 consisting of general capital expenditures.  Net cash used in financing activities was $370,000 for the first quarter of fiscal 2010, which included $379,000 of common stock repurchases offset in part by $9,000 of proceeds received from the exercise of stock options.  As a result of the foregoing, cash decreased by $2.0 million for the first quarter of fiscal 2010 after the effect of exchange rate changes on the cash position of the Company.

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

Critical Accounting Policies

The Company's significant accounting policies are fully described in Note 1 to the Company's consolidated financial statements included in its September 30, 2009 Annual Report on Form 10-K.  Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.  As it relates to product sales, revenue is generally recognized when products are sold and title is passed to the customer.  Shipping and handling costs are included in cost of sales.  Advance service billings under equipment maintenance agreements are deferred and recognized as revenues on a pro rata basis over the term of the service agreements.  The Company evaluates multiple-element revenue arrangements for separate units of accounting pursuant to ASC 605-25-05 (EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”) and follows appropriate revenue recognition policies for each separate unit.  Elements are considered separate units of accounting provided that (i) the delivered item has stand-alone value to the customer, (ii) there is objective and reliable evidence of the fair value of the undelivered item, and (iii) if a general right of return exists relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially within the control of the Company.  As applied to the Company, under arrangements involving the sale of product and the provision of services, product sales are recognized as revenue when the products are sold and title is passed to the customer, and service revenue is recognized as services are performed.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Statements in this Report on Form 10-Q and other statements made by the Company or its representatives that are not strictly historical facts including, without limitation, statements included herein under the  Management’s Discussion and Analysis captions “Overview”, "Results of Operations", "Liquidity and Capital Resources" and “Critical Accounting Policies” are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 that should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment.  The forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance and/or achievements of the Company to differ materially from any future results, performance or achievements, express or implied, by the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, and that in light of the significant uncertainties inherent in forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.  The Company also assumes no obligation to update its forward-looking statements or to advise of changes in the assumptions and factors on which they are based.

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

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management evaluates the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009 and concluded that it is effective.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2008, the Board of Directors authorized the purchase of up to $1 million worth of shares of the Company’s outstanding common stock. On December 3, 2009, the Company’s Board of Directors authorized the repurchase of an additional $1.5 million of shares of the Company’s common stock.

The following table summarizes the Company’s purchases of common stock in open market transactions or otherwise for the three month period ended December 31, 2009:

	Total
	Number	Average	Approximate Dollar Value
	Of Shares	Price Paid	of Shares that May Yet Be
Period	Purchased	per Share	Purchased Under the Programs

10/01/09-10/31/09	16,840	$6.44	$535,633
11/01/09-11/30/09	30,000	$6.35	$345,128
12/01/09-12/31/09	11,100	$5.94	$1,779,182
Total	57,940	$6.30

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

February 12, 2010

/s/ Kenneth M. Darby	/s/ John M. Badke
Kenneth M. Darby	John M. Badke
Chairman and	Senior Vice President, Finance and
Chief Executive Officer	Chief Financial Officer