Form 10-Q
period 2010-06-30
VICON INDUSTRIES INC /NY/
filed 2010-08-10
CIK 310056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

At August 9, 2010, the registrant had outstanding 4,503,008 shares of Common Stock, $.01 par value.

VICON INDUSTRIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended

	6/30/10	6/30/09

Net sales	$13,090,839	$14,754,264
Cost of sales	7,493,908	8,241,500
Gross profit	5,596,931	6,512,764

Operating expenses:
Selling, general and administrative expense	4,161,773	4,651,776
Engineering & development expense	1,423,052	1,135,046
	5,584,825	5,786,822

Operating income	12,106	725,942

Interest income	(50,839)	(13,218)
Other expense (income)	11,906	(14,330)

Income before income taxes	51,039	753,490

Income tax expense	34,000	280,000

Net income	$17,039	$473,490

Earnings per share:
Basic and diluted	$-	$.10

Weighted average shares outstanding:

Basic	4,517,475	4,591,823

Diluted	4,567,856	4,706,182

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended

	6/30/10	6/30/09

Net sales	$35,564,834	$45,160,968
Cost of sales	20,657,065	24,943,895
Gross profit	14,907,769	20,217,073

Operating expenses:
Selling, general and administrative expense	12,860,802	14,020,985
Engineering & development expense	4,164,765	4,034,674
	17,025,567	18,055,659

Operating income (loss)	(2,117,798)	2,161,414

Interest income	(155,540)	(64,993)
Other expense	14,818	45,062

Income (loss) before income taxes	(1,977,076)	2,181,345

Income tax expense (benefit)	(607,000)	810,000

Net income (loss)	$(1,370,076)	$1,371,345

Earnings (loss) per share:
Basic	$(.30)	$.30
Diluted	$(.30)	$.29

Weighted average shares outstanding:

Basic	4,546,796	4,629,838

Diluted	4,546,796	4,732,717

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	6/30/10	9/30/09
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$9,012,523	$16,650,191
Marketable securities	5,283,802	201,665
Accounts receivable, net	9,474,647	9,908,534
Inventories:
Parts, components, and materials	3,591,185	3,923,027
Work-in-process	2,615,658	2,444,994
Finished products	4,422,874	5,580,908
	10,629,717	11,948,929
Recoverable income taxes	267,594	-
Deferred income taxes	560,371	644,215
Prepaid expenses and other current assets	766,917	523,488
TOTAL CURRENT ASSETS	35,995,571	39,877,022

Property, plant and equipment	12,942,081	12,854,852
Less accumulated depreciation and amortization	(8,262,916)	(7,836,871)
	4,679,165	5,017,981
Deferred income taxes	1,500,668	1,132,457
Other assets	1,257,312	1,288,277
TOTAL ASSETS	$43,432,716	$47,315,737

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,257,071	$4,005,870
Accrued compensation and employee benefits	2,281,037	2,823,825
Accrued expenses	1,128,837	1,311,636
Unearned revenue	715,460	735,850
Income taxes payable	31,637	154,851
TOTAL CURRENT LIABILITIES	7,414,042	9,032,032

Unearned revenue	318,024	303,980
Other long-term liabilities	2,423,190	2,580,241
TOTAL LIABILITIES	10,155,256	11,916,253

SHAREHOLDERS’ EQUITY
Common stock, par value $.01	52,861	52,669
Capital in excess of par value	24,512,027	24,294,511
Retained earnings	12,981,348	14,351,424
Less treasury stock, at cost	(3,919,828)	(3,145,204)
Accumulated other comprehensive loss	(348,948)	(153,916)
TOTAL SHAREHOLDERS’ EQUITY	33,277,460	35,399,484
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$43,432,716	$47,315,737

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	6/30/10	6/30/09
Cash flows from operating activities:
Net income (loss)	$(1,370,076)	$1,371,345
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	541,085	523,715
Amortization of deferred compensation	3,566	16,777
Stock compensation expense	224,529	224,127
Deferred income taxes	(370,000)	585,938
Change in assets and liabilities:
Accounts receivable, net	233,956	3,652,713
Inventories	1,206,724	201,340
Recoverable income taxes	(272,251)	-
Prepaid expenses and other current assets	(145,046)	36,158
Other assets	30,965	124,926
Accounts payable	(669,144)	(477,656)
Accrued compensation and employee benefits	(523,100)	(332,757)
Accrued expenses	(104,424)	(226,313)
Unearned revenue	(5,702)	(59,044)
Income taxes payable	(122,946)	(180,692)
Other liabilities	(151,050)	82,595
Net cash provided by (used in)
operating activities	(1,492,914)	5,543,172

Cash flows from investing activities:
Net decrease (increase) in marketable securities	(5,038,517)	40,817
Capital expenditures	(262,149)	(339,266)
Net cash used in investing activities	(5,300,666)	(298,449)

Cash flows from financing activities:
Repurchases of common stock	(834,523)	(943,470)
Proceeds from exercise of stock options	49,511	62,170
Net cash used in financing activities	(785,012)	(881,300)
Effect of exchange rate changes on cash	(59,076)	400,102

Net increase (decrease) in cash	(7,637,668)	4,763,525
Cash at beginning of year	16,650,191	9,560,966
Cash at end of period	$9,012,523	$14,324,491

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2010

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2009.  Certain prior year amounts have been reclassified to conform to the current period presentation.

Note 2:  Marketable Securities

Marketable securities consist of mutual fund investments principally in federal, state and local government debt securities of $5,249,831 and holdings in an equity security of $33,971.  Such mutual fund investments are stated at market value based on quoted market prices (Level 1 inputs) and are classified as available-for-sale under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320 (FASB Statement of Financial Accounting Standards (SFAS) No. 115), with unrealized gains and losses reported in accumulated other comprehensive income as a component of shareholders’ equity. The cost of such securities at June 30, 2010 was $5,252,865, with $30,937 of cumulative unrealized gains, net of tax, reported at June 30, 2010.

Note 3:  Accounts Receivable

Accounts receivable is stated net of an allowance for uncollectible accounts of $1,001,000 and $1,025,000 as of June 30, 2010 and September 30, 2009, respectively.

Note 4:  Earnings (Loss) per Share

Basic earnings (loss) per share (EPS) is computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options and under deferred compensation agreements.

The following tables provide the components of the basic and diluted EPS computations for the three month and nine month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Basic EPS Computation
Net income (loss)	$17,039	$473,490	$(1,370,076)	$1,371,345
Weighted average shares outstanding	4,517,475	4,591,823	4,546,796	4,629,838
Basic earnings (loss) per share	$-	$.10	$(.30)	$.30

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Diluted EPS Computation
Net income (loss)	$17,039	$473,490	$(1,370,076)	$1,371,345
Weighted average shares outstanding	4,517,475	4,591,823	4,546,796	4,629,838
Stock options	40,446	88,898	-	79,022
Stock compensation arrangements	9,935	25,461	-	23,857
Diluted shares outstanding	4,567,856	4,706,182	4,546,796	4,732,717
Diluted earnings (loss) per share	$-	$.10	$(.30)	$.29

For the nine month period ended June 30, 2010, 80,703 shares have been omitted from the calculation of diluted EPS as their effect would have been antidilutive.

Note 5:   Comprehensive Income (Loss)

The Company's total comprehensive income (loss) for the three month and nine month periods ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$17,039	$473,490	$(1,370,076)	$1,371,345
Other comprehensive income (loss):
Unrealized gain (loss) on securities, net of tax	38,036	(398)	27,480	2,590
Unrealized gain (loss) on derivatives, net of tax	18,257	35,737	115,283	(85,755)
Foreign currency translation adjustment	46,336	1,121,104	(337,795)	(289,681)
Comprehensive income (loss)	$119,668	$1,629,933	$(1,565,108)	$998,499

The accumulated other comprehensive loss balances at June 30, 2010 and September 30, 2009 consisted of the following:

	June 30, 2010	September 30, 2009
Foreign currency translation adjustment	$(451,560)	$(113,765)
Unrealized gain (loss) on derivatives, net of tax	71,675	(43,608)
Unrealized gain on securities, net of tax	30,937	3,457
Accumulated other comprehensive loss	$(348,948)	$(153,916)

Note 6:   Derivative Instruments

The Company enters into forward exchange contracts to hedge certain foreign currency exposures and minimize the effect of such fluctuations on reported earnings and cash flow.  The Company’s ongoing foreign currency exchange risks include intercompany sales of product and services between subsidiary companies operating in differing functional currencies.

At June 30, 2010, the Company had forward exchange contracts outstanding with notional amounts aggregating $2.0 million, whose aggregate fair value was an asset of approximately $113,769.  Such fair value was determined using published market exchange rates.  The change in the amount of the asset or liability for these instruments is shown as a component of accumulated other comprehensive income, net of tax.

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

The Company follows ASC 718 (SFAS No. 123(R), “Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their grant date fair values and over the requisite service period.  For the three-month periods ended June 30, 2010 and 2009, the Company recorded non-cash compensation expense of $70,305 and $78,912, respectively, ($.02 and $.02 per basic and diluted share, respectively) relating to stock compensation.  For the nine-month periods ended June 30, 2010 and 2009, the Company recorded non-cash compensation expense of $224,529 and $224,127, respectively, ($.05 and $.05 per basic and diluted share, respectively) relating to stock compensation.

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

Note 11:  Fair Value

The majority of the Company’s non-financial assets and liabilities are not required to be carried at fair value on a recurring basis, but the Company is required on a non-recurring basis to use fair value measurements when analyzing asset impairment as it relates to long-lived assets.  The carrying amounts for trade accounts and other receivables, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.  The fair value of the Company’s foreign currency forward exchange contracts is estimated by obtaining quoted market exchange rates for similar contracts (Level 2 inputs).  The contracted exchange rates on committed forward exchange contracts was approximately $113,769 more favorable than the market rates for similar term contracts at June 30, 2010.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements for the periods indicated, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, product warranties, inventories, long lived assets, income taxes and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors including general market conditions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  Results for the periods reported herein are not necessarily indicative of results that may be expected in future periods.

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

The Company sells its video systems and system components in a highly competitive worldwide marketplace principally to authorized security dealers and system integrators.  Such dealers and integrators typically resell the Company’s products directly to end users, among other services.  The Company’s sales are principally project based and are largely dependent upon winning projects, construction activities and the timing of funding.  Sales will vary from period to period depending upon many factors including seasonal and geographic trends in construction activities and the timing of deliveries due to changes in project schedules and funding.  The Company does not maintain a sizable backlog as its customer orders are typically deliverable within three months or often upon receipt of order.  The Company’s operating cost structure is principally fixed and therefore profitability is largely dependent upon sales levels.  Throughout fiscal 2009 and subsequent, the Company’s business has been impacted by the worldwide economic downturn as capital spending for new construction and renovation projects weakened.  In the first half of fiscal 2010, the Company experienced increasing weak market conditions that significantly reduced its sales levels and consequently adversely impacted its financial results.  In the current quarter ended June 30, 2010, the Company experienced an increase in its business levels over the previous two quarters, which was sufficient to generate a small profit for the period.

The Company competes in a market of rapid technology shifts which influence the performance capability of security systems.  As a result, the Company spends a significant amount on new product development.  In the first nine months of fiscal 2010 and 2009, the Company incurred $4.2 million and $4.0 million of engineering and development expense or 12% and 9% of net sales, respectively.  The Company’s expenditures for product development are substantially less in absolute levels than its larger competitors.  In recent years, the rapid pace of technology changes has placed increased burden on the Company’s development resources which may necessitate an increase in annual expense for product development.  Further, the Company’s sales effort requires a high level of customer service and technical support for its products.  Customer support levels were maintained during the first nine months of fiscal 2010 despite a reduction in sales and such expenditure levels are expected to continue for the remainder of the fiscal year.  The Company will also consider any strategic initiative that may augment or supplement its present product offerings and technology platforms, among other benefits.

The Company has a foreign sales and distribution subsidiary in Europe that conducts business in British pounds and Euros that represented approximately 36% of the Company’s consolidated sales for fiscal 2009.  It also has an Israel based engineering and development subsidiary that incurs a majority of its operating expenses in Shekels that represented approximately 15% of the Company’s operating expenses for fiscal 2009.  During fiscal 2009, there were material changes in exchange rates between world currencies that affected the Company’s financial statements.  In 2009, U.S. dollar gained on average 21% against the British pound, 10% against the Euro and 8% against the Shekel compared with 2008.  This served to reduce the Company’s consolidated reported sales and costs in these currencies on a translation basis, increase the cost of European subsidiaries U.S. dollar based sourced product costs and incur company-wide negative result impacts on the settlements of transactional balances between companies.  In the first nine months of fiscal 2010, there were minimal financial statement impacts of foreign currency transactions and translations as rate change volatility during this period had lessened compared with 2009.  The Company has also historically secured selected forward currency exchange contracts to help stabilize the impact of changing exchange rates and will continue to do so for the remainder of fiscal 2010. Such contract settlements have served to further impact currency transactions for the periods presented.  The aggregate impacts of such complex currency exchange transactions on the reported periods’ results were not reasonably quantifiable.

Results of Operations
Three Months Ended June 30, 2010 Compared with June 30, 2009

Net sales for the quarter ended June 30, 2010 decreased 11% to $13.1 million compared with $14.8 million in the year ago period.  Domestic sales decreased 5% to $7.4 million compared with $7.8 million in the year ago period while international sales decreased 18% to $5.7 million compared with $7.0 million in the year ago period.  Order intake for the quarter ended June 30, 2010 decreased $1.2 million or 8% to $12.7 million compared with $13.9 million in the year ago period.  The sales and order intake decreases across all business segments were due to weakening worldwide economic conditions as funding for new construction and renovation projects significantly slowed during the current quarter.  The backlog of unfilled orders was $5.4 million at June 30, 2010 compared with $2.8 million at September 30, 2009.

Gross profit margins for the third quarter of fiscal 2010 decreased to 42.8% compared with 44.1% in the year ago period.  The decrease in margins includes the impact of largely fixed indirect production costs relative to the current quarter’s reduced sales levels.  In addition, the current year quarter reflects reduced margins as a result of competitive pressures and less favorable product mix on certain large project sales.

Total operating expenses for the third quarter of fiscal 2010 decreased to $5.6 million or 43% of net sales compared with $5.8 million or 39% of net sales in the year ago quarter.  Selling, general and administrative expenses decreased to $4.2 million for the third quarter of fiscal 2010 compared with $4.7 million in the year ago quarter.  The Company maintained its investment level in new product development in the current quarter, incurring $1.4 million of engineering and development costs compared with $1.1 million in the year ago period.  Despite reduced sales levels for the current year quarter, the Company has substantially maintained its selling, general and administrative cost structure in anticipation of improved market conditions.

The Company generated operating income of $12,000 in the third quarter of fiscal 2010 compared with operating income of $726,000 in the year ago period.

Interest income increased to $51,000 for the third quarter of fiscal 2010 compared with $13,000 in the year ago quarter due to increased investable balances and higher market yields in the current quarter.  Other expense (income) included $12,000 of losses for the third quarter of 2010 compared with $14,000 of income in the year ago quarter principally representing changes in the market value of marketable securities held.

Income tax expense decreased to $34,000 for the third quarter of fiscal 2010 compared with $280,000 in the year ago quarter as a result of lower pretax income in the current quarter.

As a result of the foregoing, the Company reported net income of $17,000 for the third quarter of fiscal 2010 compared with $473,000 in the year ago period.

Results of Operations
Nine Months Ended June 30, 2010 Compared with June 30, 2009

Net sales for the nine months ended June 30, 2010 decreased 21% to $35.6 million compared with $45.2 million in the year ago period.  Domestic sales decreased 14% to $20.0 million compared with $23.2 million in the year ago period while international sales decreased 29% to $15.6 million compared with $22.0 million in the year ago period.  Order intake for the first nine months of fiscal 2010 decreased $8.1 million or 17% to $38.2 million compared with $46.3 million in the year ago period.  The sales and order intake decreases across all business segments were due to weakening worldwide economic conditions as funding for new construction and renovation projects significantly slowed during the current year period.

Gross profit margins for the first nine months of fiscal 2010 decreased to 41.9% compared with 44.8% in the year ago period.  The decrease in margins includes the impact of largely fixed indirect production costs relative to the current year period’s reduced sales levels.  In addition, the current year period reflects reduced margins as a result of competitive pressures and less favorable product mix on certain large project sales.

Total operating expenses for the first nine months of fiscal 2010 decreased to $17.0 million or 48% of net sales compared with $18.1 million or 40% of net sales in the year ago period.  Selling, general and administrative expenses decreased to $12.9 million for the first nine months of fiscal 2010 compared with $14.0 million in the year ago period.  The Company maintained its investment level in new product development in the current year period, incurring $4.2 million of engineering and development costs compared with $4.0 million in the year ago period.  Despite reduced sales levels for the current year period, the Company has substantially maintained its selling, general and administrative cost structure in anticipation of improved market conditions.

The Company incurred an operating loss of $2.1 million in the first nine months of fiscal 2010 compared with operating income of $2.2 million in the year ago period.

Interest income increased to $156,000 for the first nine months of fiscal 2010 compared with $65,000 in the year ago period due to increased investable balances and higher market yields in the current year period.  Other expense for the first nine months of fiscal 2010 was $15,000 compared with $45,000 in the year ago period principally representing changes in the market value of marketable securities held.

The Company recorded an income tax benefit of $607,000 for the first nine months of fiscal 2010 compared with income tax expense of $810,000 in the year ago period as a result of the pretax loss in the current year period.

As a result of the foregoing, the Company reported a net loss of $1.4 million for the first nine months of fiscal 2010 compared with net income of $1.4 million in the year ago period.

Liquidity and Capital Resources

Net cash used in operating activities was $1.5 million for the first nine months of fiscal 2010, which included $971,000 of losses net of non-cash charges.  Cash generated from reductions in inventories and accounts receivable of $1.2 million and $234,000, respectively, due to lower sales were more than offset by a $2.0 million reduction in other assets and liabilities. Net cash used in investing activities was $5.3 million for the first nine months of fiscal 2010 consisting of $5.0 million of marketable securities purchases and $262,000 of general capital expenditures.  Net cash used in financing activities was $785,000 for the first nine months of fiscal 2010, which included $835,000 of common stock repurchases offset in part by $50,000 of proceeds received from the exercise of stock options.  As a result of the foregoing, cash decreased by $7.6 million for the first nine months of fiscal 2010 after the minimal effect of exchange rate changes on the cash position of the Company.

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

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management evaluates the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2010 and concluded that it is effective.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

The following table summarizes the Company’s purchases of common stock in open market transactions or otherwise for the three month period ended June 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

04/01/10-04/30/10	15,900	$5.03	$1,413,252
05/01/10-05/31/10	11,110	$4.16	$1,367,047
06/01/10-06/30/10	3,150	$4.20	$1,353,803
Total	30,160	$4.62

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

August 10, 2010

/s/ Kenneth M. Darby	/s/ John M. Badke
Kenneth M. Darby	John M. Badke
Chairman and	Senior Vice President, Finance and
Chief Executive Officer	Chief Financial Officer