Form 10-K
period 2010-09-30
VICON INDUSTRIES INC /NY/
filed 2010-12-22
CIK 310056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)

Yes      No   X

The aggregate market value of voting and non-voting Common Stock held by non-affiliates of the registrant based upon the closing price of $5.07 per share as of March 31, 2010 was approximately $11,099,000.

The number of shares outstanding of the registrant's Common Stock as of December 15, 2010 was 4,480,836.

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

The Company operates within the electronic protection segment of the security industry which includes, among others: fire and burglar alarm systems, access control, biometric and video systems and asset protection.  The U.S. security industry consists of thousands of individuals and businesses (exclusive of public sector law enforcement) that provide products and services for the protection and monitoring of people, property and information. The security industry includes fire and detection systems, access control, video systems, asset protection, guard services and equipment, locks, safes, armored vehicles, security fencing, private investigations, biometric systems and others.  The Company’s products are typically used for crime deterrence, visual documentation, observation of inaccessible or hazardous areas, enhancing safety, mitigating liability, obtaining cost savings (such as lower insurance premiums), managing control systems and improving the efficiency and effectiveness of personnel. The Company’s products are used in, among others, office buildings, manufacturing plants, apartment complexes, retail stores, government facilities, airports, highways, transportation operations, prisons, casinos, hotels, sports arenas, health care facilities and financial institutions.

Products

The Company’s product line consists of various elements of a video system, beginning with a physical security information management application (PSIM) which manages network devices including cameras.  The Company also produces video system edge devices such as video encoders, decoders, network/digital/hybrid video recorders (NVR’s and DVR’s), analog and IP fixed position or robotic cameras, megapixel digital cameras, matrix video switchers and system controls.  The Company provides a comprehensive line of products due to the many varied climatic and operational environments in which the products are expected to perform.  In addition to selling from a standard catalog line, the Company at times produces to specification or will modify an existing product to meet customer requirements.  The Company maintains an OEM agreement with an access control producer to supply such products on an integrated basis with its video systems.

The Company’s products range from a simple camera mounting bracket to a large network camera control, transmission, recording, storage and virtual matrix switching system.  The Company’s sales are concentrated principally among its network video products (ViconNet-software application and Kollector-NVR’s and DVR’s) and dome camera (Surveyor) product lines.

Marketing

The Company’s marketing emphasizes engineered video system solutions which includes system design, project management, technical training and pre and post sales support. The Company promotes and markets its products through industry trade shows worldwide, product brochures and catalogues, direct marketing and electronic mailings to existing and prospective customers, webinars, technical seminars for system designers, customers and end users, road shows which preview new systems and system components, and advertising through trade and end user magazines and the Company's web site (www.vicon-security.com). The Company’s products are sold principally to independent dealers, system integrators and security products distributors.  Sales are effectuated principally by Company field sales engineers and inside customer service representatives.  The Company’s sales effort is supported by in-house customer service coordinators and technical support groups which provide product information, application engineering, design detail, field project management, and hardware and software technical support.

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

Export sales and sales from the Company’s foreign subsidiaries amounted to $20.0 million, $28.4 million and $32.0 million or 41%, 47% and 48% of consolidated net sales in fiscal years 2010, 2009, and 2008, respectively.  The Company’s principal foreign markets are the U.K., Europe, Middle East and the Pacific Rim, which together accounted for approximately 83% of international sales in fiscal 2010.

Competition

The Company operates in a highly competitive marketplace both domestically and internationally.  The Company competes by providing high-end video systems and system components that incorporate broad capability together with high levels of customer service and technical support.  Generally, the Company does not compete based on price alone.

The Company’s principal video systems competitors include the following companies or their affiliates: Matsushita Electric Corp. (Panasonic), Sony Corporation, Samsung, Pelco Sales Company (a division of Schneider Electric), Bosch Security Systems, Inc., Sensormatic Electronics Corp. (a division of Tyco International), UTC Fire & Security (a division of United Technologies), AXIS Communications, On-Net Surveillance Systems, Inc., Milestone Systems and Honeywell Security Systems.  Many additional companies, both domestic and international, produce products that compete against one or more of the Company’s product lines.  Many of the Company’s principal competitors are larger companies whose financial resources and scope of operations are substantially greater than the Company’s.

Engineering and Development

The Company’s engineering and development is directed principally on new and improved video systems and system components.  In recent years, the trend of product development and demand within the video security and surveillance market has been toward enhanced software applications involving the compression, analysis, transmission, storage, manipulation, imaging and display of digital video over IP networks.  As the demands of the Company’s target market segment require the Company to keep pace with changes in technology, the Company has focused its engineering effort in these developing areas.  Development projects are chosen and prioritized based on competitor threats, focus group feedback, the Company’s analysis as to the needs of the marketplace, anticipated technological advances and market research.

At September 30, 2010, the Company employed a total of 34 engineers in the following areas: software development, mechanical design, manufacturing/testing and electrical and circuit design.  Engineering and development expense amounted to approximately 11%, 9% and 8% of net sales in fiscal years 2010, 2009 and 2008, respectively.

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

Backlog

The backlog of orders believed to be firm as of September 30, 2010 and 2009 was approximately $3.0 million and $2.8 million, respectively.  Orders are generally cancelable without penalty at the option of the customer.  The Company prefers that its backlog of orders not exceed its ability to fulfill such orders on a timely basis, since experience shows that long delivery schedules only encourage the Company’s customers to look elsewhere for product availability.

Employees

At September 30, 2010, the Company employed 180 full-time employees, of whom 8 are officers, 73 are in sales and technical service capacities, 34 are in engineering and test, 42 are in operations and production and 23 are in administration.  At September 30, 2009, the Company employed 192 persons.  There are no collective bargaining agreements with any of the Company’s employees and the Company considers its relations with its employees to be good.

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

ITEM 3 - LEGAL PROCEEDINGS

The Company is one of several defendants in a patent infringement suit commenced by Lectrolarm Custom Systems, Inc. in May 2003 in the United States District Court for the Western District of Tennessee.  The alleged infringement by the Company relates to its dome camera and system controller product lines, among other products that collectively represent significant sales to the Company.  Among other things, the suit seeks past damages, enhanced damages and attorney’s fees. The Company and its outside patent counsel believe that the complaint against the Company is without merit and is vigorously defending itself in a joint defense with certain other named defendants. In January 2006, the Company received the plaintiff’s claim for past damages through December 31, 2005 that approximated $11.7 million plus pre-judgment interest. Such damages claim was based upon $233 million of alleged infringing product sales for the period at a royalty rate of 5%.

In January 2005, the Company petitioned the U.S. Patent and Trademark Office (USPTO) to reexamine the plaintiff’s patent, believing it to be invalid.  In April 2006, the USPTO issued a non-final office action rejecting all of the plaintiff’s patent claims asserted against the Company citing the existence of prior art of the Company and another defendant.  On June 30, 2006, the Federal District Court granted the defendants’ motion for continuance (delay) of the trial, pending the outcome of the USPTO’s reexamination proceedings.  In February 2007, the USPTO issued a Final Rejection of the six claims in the plaintiff’s patent asserted against the Company and in May 2007, the plaintiff appealed the examiner’s decision to the USPTO Board of Patent Appeals and Interferences (BPAI). On August 16, 2010, the BPAI issued its decision to affirm the USPTO examiner’s finding of invalidity of two of the asserted claims and reversed the examiner’s finding of invalidity of the other three claims. In August 2010, Federal District Court granted the plaintiff’s motion to reopen the case, which has been scheduled for trial in early 2012. The Company believes that it has substantial non-infringement and invalidity defenses to the plaintiff’s remaining claims and has recently filed a petition with the USPTO to reexamine such claims based upon newly discovered prior art.

The Company believes that the plaintiff’s damages claims through 2005 are without merit and has not yet received their subsequent damages claims through the expiration of their patent in May 2009.  Due to the inherent uncertainty of a jury trial and technical nature of this matter, the Company has been unable to reasonably estimate a range of possible loss, if any, at this time.  The Company has held settlement discussions with the plaintiff in the past with no result and may continue to do so in the future. However, there is no assurance that any settlement can be reached.

Notwithstanding any of the foregoing, the matter could ultimately result in a liability that is material to the Company’s results of operations and financial position. The Company has been informed by its legal counsel that the estimated future cost of this litigation could approximate $1.7 million through trial, including legal and expert witness representation.

ITEM 4 – REMOVED AND RESERVED

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock is traded on the NYSE Amex under the symbol (VII).  The following table sets forth for the periods indicated, the range of high and low prices for the Company's Common Stock:

Quarter Ended	High	Low

Fiscal 2010
December	7.50	5.23
March	5.95	5.00
June	5.50	4.01
September	4.77	3.60

Fiscal 2009
December	6.00	3.54
March	6.45	4.40
June	6.07	4.52
September	6.76	5.11

The last sale price of the Company’s Common Stock on December 15, 2010 as reported on the NYSE Amex was $4.22 per share.  As of December 15, 2010, there were approximately 145 shareholders of record.

The Company has never declared or paid cash dividends on its Common Stock and anticipates that any earnings in the foreseeable future will be retained to finance the growth and development of its business.

In December 2008, the Company’s Board of Directors authorized the purchase of up to $1 million worth of shares of the Company’s outstanding common stock.  In December 2009, the Board of Directors authorized the purchase of an additional $1.5 million worth of shares of the Company’s outstanding common stock.  The following table summarizes repurchases of common stock for the three month period ended September 30, 2010:

	Total
	Number	Average	Approximate Dollar Value
	of Shares	Price Paid	Of Shares that May Yet Be
Period	Purchased (1)	Per Share	Purchased Under the Programs

07/01/10-07/31/10	5,700	$4.20	$1,329,837
08/01/10-08/31/10	-	$-	$1,329,837
09/01/10-09/30/10	11,000	$4.01	$1,285,762
Total	16,700	$4.07

(1)  All repurchases were executed in open market transactions.

ITEM 6 - SELECTED FINANCIAL DATA
(in thousands, except per share data)

FISCAL YEAR	2010	2009	2008	2007	2006

Net sales	$48,681	$60,445	$66,911	$69,073	$56,279
Gross profit	20,498	27,293	30,422	29,386	22,094
Operating income (loss)	(1,932)	3,031	4,389	4,682	(367)
Income (loss) before income taxes	(1,743)	3,219	4,589	4,921	(397)
Net income (loss)	(1,250)	2,017	2,839	7,886	(547)
Net income (loss) per share:
Basic	(.28)	.44	.59	1.67	(.12)
Diluted	(.28)	.43	.57	1.59	(.12)
Total assets	44,016	47,316	46,964	45,841	35,955
Long-term debt	-	-	-	-	1,740
Working capital	28,950	30,845	29,181	26,041	20,181
Property, plant and equipment (net)	4,624	5,018	5,301	5,762	6,229

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

Overview

The Company designs, manufactures, assembles and markets a wide range of video systems and system components used for security, surveillance, safety and communication purposes by a broad group of end users worldwide. The Company’s product line consists of various elements of a video system, including digital video and network video recorders, video encoders, decoders, servers and related physical security information management software, analog, megapixel and IP fixed and robotic cameras, virtual and analogue matrix video switchers and controls, and system peripherals.

The Company sells high-end video systems and system components in a highly competitive worldwide marketplace principally to authorized security dealers and system integrators. Such dealers and integrators typically resell the Company’s products directly to end users, among other services. The Company’s sales are principally project based and are largely dependent upon winning projects, construction activities and the timing of funding.  Sales will vary from period to period depending upon many factors including seasonal and geographic trends in construction activities and the timing of deliveries due to changes in project schedules and funding. The Company does not maintain a sizable backlog as its customer orders are typically deliverable within three months or often upon receipt of order. The Company’s operating cost structure is principally fixed and therefore profitability is largely dependent upon sales levels. In fiscal 2010 and 2009, the Company’s sales levels were impacted by the worldwide economic downturn as capital expenditure projects were cancelled and funding for new construction and renovation projects weakened.  The impact of such sales declines has had an adverse impact on the Company’s financial results for these periods.

The Company competes in a market of rapid technology shifts which influence the performance capability of security systems.  As a result, the Company spends a significant amount on new product development. In fiscal 2010 and 2009, the Company incurred $5.5 million and $5.4 million of engineering and development expense or 11% and 9% of net sales, respectively. The Company’s expenditures for product development are substantially less than its larger competitors.  In recent years, the rapid pace of technology changes has placed increased burden on the Company’s development resources which has necessitated an increase in annual expense for product development.  Further, the Company’s sales effort requires a high level of customer service and technical support for its products.  Customer support levels were maintained during fiscal 2010 despite a reduction in sales and such expenditure levels are expected to continue in fiscal 2011.  The Company has considered various strategic initiatives that may augment or supplement its present product offerings and technology platforms, among other benefits.

The Company has a foreign sales and distribution subsidiary in Europe that conducts business in British pounds and Euros that represented approximately 31% of the Company’s consolidated sales for fiscal 2010. It also has an Israel based engineering and development subsidiary that incurs a majority of its operating expenses in Shekels that represented approximately 18% of the Company’s operating expenses for fiscal 2010. During fiscal 2009, there were material changes in exchange rates between world currencies that affected the Company’s financial statements. In 2009, U.S. dollar gained on average 21% against the British pound, 10% against the Euro and 8% against the Shekel compared with 2008. This served to reduce the Company’s consolidated reported sales and costs in these currencies on a translation basis, increase the cost of European subsidiaries U.S. dollar based sourced product costs and incur company-wide negative result impacts on the settlements of transactional balances between companies. During fiscal 2010, such world currency exchange rate changes moderated, which significantly lessened the Company’s currency impacts compared with 2009. The Company has also historically secured selected forward currency exchange contracts to help stabilize the impact of changing exchange rates and will continue to do so in fiscal 2011.

RESULTS OF OPERATIONS

Fiscal Year 2010 Compared with 2009

Net sales for 2010 decreased $11.7 million (19%) to $48.7 million compared with $60.4 million in 2009.  Domestic sales decreased $3.3 million (11%) to $28.7 million compared with $32.0 million in 2009 while international sales decreased $8.4 million (30%) to $20.0 million compared with $28.4 million in 2009.  Order intake for 2010 decreased $10.4 million (18%) to $48.9 million compared with $59.3 million in 2009.  The sales and order intake decreases across all business segments was due to weakening worldwide economic conditions as funding for new construction and renovation projects slowed during 2010.  The backlog of unfilled orders was $3.0 million at September 30, 2010 compared with $2.8 million at September 30, 2009.

Gross profit margins for 2010 decreased to 42.1% compared with 45.2% in 2009.  The decrease in margins includes the impact of largely fixed indirect production costs relative to the current year’s reduced sales levels.  In addition, the current year reflects reduced margins as a result of competitive pressures and less favorable product mix on certain large project sales.

Operating expenses for 2010 decreased to $22.4 million or 46.1% of net sales compared with $24.3 million or 40.1% of net sales in 2009.  Selling, general and administrative expenses decreased $2.0 million to $16.9 million for 2010 compared with $18.9 million in 2009.  The decrease included reductions in all operating costs due principally to the reduced sales levels.  In addition, the Company continued to invest in new product development, incurring $5.5 million of engineering and development expenses in 2010 compared with $5.4 million in 2009.  Despite reduced sales levels for the current year, the Company has maintained certain of its variable selling, general and administrative cost structure in anticipation of improving market conditions.

The Company incurred an operating loss of $1.9 million for fiscal 2010 compared with operating income of $3.0 million for fiscal 2009.

Interest and other income decreased slightly to $189,000 for 2010 compared with $190,000 for 2009.  During 2010, the Company increased its investment in marketable securities by $5.1 million in an effort to improve its yields on invested cash balances.  Such marketable securities consisted of mutual fund investments principally in federal, state and local government debt securities.  The improved yields on such securities were principally offset by a loss of yields on $2.8 million of cash used by the Company in its operating, investing and financing activities during 2010.

The Company recorded an income tax benefit of $493,000 for 2010 compared with income tax expense of $1.2 million in 2009 as a result of pretax losses incurred in the current year by both U.S. and foreign operating entities.

As a result of the foregoing, the Company reported a net loss of $1.2 million for 2010 compared with net income of $2.0 million for 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1.6 million for 2010, which included $614,000 of losses net of non-cash charges and a net decrease in operating assets and liabilities of $944,000.  Net cash used in investing activities was $5.4 million in 2010 consisting of $5.1 million of marketable securities purchases and $335,000 of general capital expenditures.  The marketable security purchases consisted of mutual fund investments principally in federal, state and local government debt securities.  Net cash used in financing activities was $853,000 in 2010, which included $858,000 of common stock repurchases offset in part by $5,000 of net proceeds received from the exercise of stock options.  As a result of the foregoing, cash (exclusive of marketable securities) decreased by $7.9 million in 2010 after the effect of exchange rate changes on the cash position of the Company.

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

The Company is one of several defendants in a patent infringement suit commenced by Lectrolarm Custom Systems, Inc. in May 2003 in the United States District Court for the Western District of Tennessee.  The alleged infringement by the Company relates to its dome camera and system controller product lines, among other products that collectively represent significant sales to the Company.  Among other things, the suit seeks past damages, enhanced damages and attorney’s fees. The Company and its outside patent counsel believe that the complaint against the Company is without merit and is vigorously defending itself in a joint defense with certain other named defendants. In January 2006, the Company received the plaintiff’s claim for past damages through December 31, 2005 that approximated $11.7 million plus pre-judgment interest. Such damages claim was based upon $233 million of alleged infringing product sales for the period at a royalty rate of 5%.

In January 2005, the Company petitioned the U.S. Patent and Trademark Office (USPTO) to reexamine the plaintiff’s patent, believing it to be invalid.  In April 2006, the USPTO issued a non-final office action rejecting all of the plaintiff’s patent claims asserted against the Company citing the existence of prior art of the Company and another defendant.  On June 30, 2006, the Federal District Court granted the defendants’ motion for continuance (delay) of the trial, pending the outcome of the USPTO’s reexamination proceedings.  In February 2007, the USPTO issued a Final Rejection of the six claims in the plaintiff’s patent asserted against the Company and in May 2007, the plaintiff appealed the examiner’s decision to the USPTO Board of Patent Appeals and Interferences (BPAI). On August 16, 2010, the BPAI issued its decision to affirm the USPTO examiner’s finding of invalidity of two of the asserted claims and reversed the examiner’s finding of invalidity of the other three claims. In August 2010, Federal District Court granted the plaintiff’s motion to reopen the case, which has been scheduled for trial in early 2012. The Company believes that it has substantial non-infringement and invalidity defenses to the plaintiff’s remaining claims and has recently filed a petition with the USPTO to reexamine such claims based upon newly discovered prior art.

The Company believes that the plaintiff’s damages claims through 2005 are without merit and has not yet received their subsequent damages claims through the expiration of their patent in May 2009.  Due to the inherent uncertainty of a jury trial and technical nature of this matter, the Company has been unable to reasonably estimate a range of possible loss, if any, at this time.  The Company has held settlement discussions with the plaintiff in the past with no result and may continue to do so in the future. However, there is no assurance that any settlement can be reached.

Notwithstanding any of the foregoing, the matter could ultimately result in a liability that is material to the Company’s results of operations and financial position. The Company has been informed by its legal counsel that the estimated future cost of this litigation could approximate $1.7 million through trial, including legal and expert witness representation.

Critical Accounting Policies

The Company’s significant accounting policies are fully described in Note 1 to the consolidated financial statements included in Part IV.  Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue is generally recognized when products are sold and title is passed to the customer.  Advance service billings are deferred and recognized as revenues on a pro rata basis over the term of the service agreement.  Pursuant to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605-25-05 (EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”), the Company evaluates multiple-element revenue arrangements for separate units of accounting, and follows appropriate revenue recognition policies for each separate unit.  Elements are considered separate units of accounting provided that (i) the delivered item has stand-alone value to the customer, (ii) there is objective and reliable evidence of the fair value of the undelivered item, and (iii) if a general right of return exists relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially within the control of the Company.  As applied to the Company, under arrangements involving the sale of product and the provision of services, product sales are recognized as revenue when the products are sold and title is passed to the customer, and service revenue is recognized as services are performed.  For products that include more than incidental software, and for separate licenses of the Company’s software products, the Company recognizes revenue in accordance with the provisions of ASC 985-605 (Statement of Position 97-2, “Software Revenue Recognition”), as amended.

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

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company evaluates the recoverability of such assets based upon the expectations of undiscounted cash flows from such assets. If the sum of the expected future undiscounted cash flows were less than the carrying amount of the asset, a loss would be recognized for the difference between the fair value and the carrying amount.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements” (ASU 2009-13) and ASU 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements” (ASU 2009-14).  ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered.  ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality.  These new updates become effective on a prospective basis for the Company’s fiscal year ended September 30, 2011.  The Company does not expect that the adoption of these updates will have a material impact on its consolidated financial position, results of operations or cash flows.

Foreign Currency Activity

The Company’s foreign exchange exposure is principally limited to the relationship of the U.S. dollar to the British pound sterling, the Euro and the Israeli shekel.

Sales by the Company’s U.K. and German based subsidiaries to customers in Europe are made in British pounds or Euros.  In fiscal 2010, approximately $3.9 million of products were sold by the Company to its U.K. based subsidiary for resale.  The Company has also entered into certain engineering cost sharing agreements with its U.K. based subsidiary that are denominated in U.S. dollars.  The Company attempts to minimize its currency exposure on these intercompany transactions through the purchase of forward exchange contracts.

The Company’s Israeli based subsidiary incurs shekel based operating expenses which are funded by the Company in U.S. dollars.  In fiscal 2009, the Company purchased forward exchange contracts to hedge its currency exposure on certain of these expenses.

As of September 30, 2010, the Company had forward exchange contracts outstanding with notional amounts aggregating $4.4 million.  The Company also attempts to reduce the impact of an unfavorable exchange rate condition through cost reductions from its suppliers and shifting product sourcing to suppliers transacting in more stable and favorable currencies.

In general, the Company enters into forward exchange contracts to help mitigate short-term exchange rate exposures.  However, there can be no assurance that such steps will be effective in limiting long-term foreign currency exposure.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates.  The Company has a policy that prohibits the use of currency derivatives or other financial instruments for trading or speculative purposes.

The Company enters into forward exchange contracts to hedge certain foreign currency exposures and minimize the effect of such fluctuations on reported earnings and cash flow (see “Foreign Currency Activity”, Note 1 “Derivative Instruments” and “Fair Value of Financial Instruments” to the accompanying financial statements).  At September 30, 2010, the Company’s foreign currency exchange risks included an aggregate $2.8 million of intercompany account balances between the Company and its subsidiaries, which are short term and will be settled in fiscal 2011.

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

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2010 and concluded that it is effective at a reasonable assurance level.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the fiscal year ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers and Directors of the Company are as follows:

Name	Age	Position

Kenneth M. Darby	64	Chairman of the Board, President and
		Chief Executive Officer
John M. Badke	51	Senior Vice President, Finance and
		Chief Financial Officer
Peter A. Horn	55	Vice President, Operations
Frank L. Jacovino	51	Vice President, Technology and Development
Bret M. McGowan	45	Vice President, Sales
Mark S. Provinsal	44	Vice President, Marketing and Product Management
Christopher J. Wall	57	Managing Director, Vicon Industries Ltd.
Yigal Abiri	61	General Manager, Vicon Systems Ltd.
Peter F. Neumann	76	Director
Bernard F. Reynolds	68	Director
W. Gregory Robertson	67	Director
Arthur D. Roche	72	Director

The business experience, principal occupations and employment, as well as period of service, of each of the officers and directors of the Company during at least the last five years are set forth below.

Kenneth M. Darby - Chairman of the Board, President and Chief Executive Officer. Mr. Darby has served as Chairman of the Board since April 1999, as Chief Executive Officer since April 1992 and as President since October 1991. He has served as a director since 1987.  Mr. Darby also served as Chief Operating Officer and as Executive Vice President, Vice President, Finance and Treasurer of the Company.  Mr. Darby brings extensive knowledge of the Company and industry experience having joined the Company in 1978 and having served in various capacities prior to becoming Chairman of the Board and Chief Executive Officer.  Mr. Darby's current term on the Board ends in May 2011.

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

Frank L. Jacovino – Vice President, Technology and Development.  Mr. Jacovino has been Vice President, Technology and Development since February 2010.  Prior to joining the Company, Mr. Jacovino served as Vice President of Engineering of Tactronics International, LLC since 2008.  From 2005 to 2008, Mr. Jacovino served as Vice President Technology & Operations of RVSI Inspection, and from 2001 to 2005 he served as Vice President/General Manager of Inspection Products for Robotic Vision Systems, Inc and held other positions within the company since joining it in 1985.

Bret M. McGowan – Vice President, Sales.  Mr. McGowan has been Vice President, Sales since April 2005.  From 2001 to 2005, he served as Vice President, Marketing.  Previously, he served as Director of Marketing since 1998 and as Marketing Manager since 1994.  He joined the Company in 1993 as a Marketing Specialist.

Mark S. Provinsal – Vice President, Marketing and Product Management.  Mr. Provinsal has been Vice President, Marketing and Product Management since January 2010.  Prior to joining the Company, Mr. Provinsal served as Executive Vice President of Dedicated Micros Inc. (U.S.) since 2008 and prior as its Vice President Marketing and Product Strategy since joining the company in 2006.  From 2000 to 2006, he served as the Director of Marketing and Product Development of IPIX Corporation.

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

Peter F. Neumann - Director.  Mr. Neumann has been a director of the Company since 1987.  He is the retired President of Flynn-Neumann Agency, Inc., an insurance brokerage firm.  Mr. Neumann has significant general business experience and knowledge of insurance and other financial products having served as the President of his own insurance brokerage firm.  Mr. Neumann also brings experience and insight to the Board with respect to regulated industries and risk mitigation.  Mr. Neumann's current term on the Board ends in May 2012.

Bernard F. Reynolds - Director.  Mr. Reynolds has been a director of the Company since 2009.  He has been retired since 2004 and had previously served as the President of Aon Consulting’s Human Resources Outsourcing Group.  Prior to the merger of Aon Consulting Worldwide and ASI Solutions Incorporated in May 2001, Mr. Reynolds served as the Chairman and Chief Executive Officer of ASI, a company he founded in 1978.  Mr. Reynolds has extensive business knowledge having served as the President of a division of a global risk management services, insurance brokerage and human resources management consulting company.  Prior to that, Mr. Reynolds served as the Chairman of the Board and Chief Executive Officer of a publicly listed human resources outsourcing company, and brings general business experience and a particular knowledge of human resources and compensation matters.  Mr. Reynolds’ current term on the Board ends in May 2012.

W. Gregory Robertson - Director.  Mr. Robertson has been a director of the Company since 1991.  He is the Chairman of TM Capital Corporation, a financial services company which he founded in 1989.  From 1985 to 1989, he was employed by Thomson McKinnon Securities, Inc. as head of investment banking and public finance.  Mr. Robertson has extensive experience in investment banking and public finance having served as President and now Chairman of a financial services company.  Mr. Robertson has worked with a diverse group of both publicly listed and private companies in merger, acquisition, divestiture and finance transactions and provides valuable insight into the stockholder’s perspective on value creation and strategic decisions.  Mr. Robertson’s current term on the Board ends in May 2013.

Arthur D. Roche - Director.  Mr. Roche has been a director of the Company since 1992.  He served as Executive Vice President and co-participant in the Office of the President of the Company from August 1993 until his retirement in November 1999.  For the six months prior to that time, Mr. Roche provided consulting services to the Company.  In October 1991, Mr. Roche retired as a partner of Arthur Andersen & Co., an international accounting firm which he joined in 1960.  Mr. Roche brings extensive Company knowledge and financial experience having served as the Company’s Executive Vice President and formerly serving as a partner with an international public accounting firm.  Mr. Roche brings particular insight to the Board based on his former management responsibilities and provides strategic planning and financial oversight.  His current term on the Board ends in May 2011.

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

Code of Ethics

The Company has adopted a Code of Ethics that applies to all its employees, including its chief executive officer, chief financial and accounting officer, controller, and any persons performing similar functions.  Such Code of Ethics is published on the Company’s internet website (www.vicon-security.com).

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended September 30, 2010 and certain written representations that no Form 5 is required, no person who, at any time during the year ended September 30, 2010 was a director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the year ended September 30, 2010, except that Mr. Jacovino filed one late report on Form 3.

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

Cash Incentive Bonuses.    The Company's bonus programs are intended to reward executive officers for the achievement of various annual performance goals approved by the Company’s Board of Directors.  For fiscal 2010, the Company had no formal bonus plan for its named executive officers other than for Christopher J. Wall, the Company’s European subsidiary Managing Director.  A performance based bonus plan was established for Mr. Wall whereby he would earn an amount equal to between 3% and 6.5% (based on achievement levels) of the combined pretax operating profits of the Company’s Europe based subsidiaries.  Under such plan, Mr. Wall earned a bonus of $23,000 (14,939 Pounds Sterling) based upon the achievement of 3% of specified profits for fiscal 2010.

For fiscal 2009, a performance based bonus plan was established for certain of the Company’s executive officers, including among others Kenneth M. Darby, Chief Executive Officer and John M. Badke, Chief Financial Officer, whereby the participants would share a specified pretax profit based bonus pool of between seven percent (7%) and eleven percent (11%) upon the achievement of a certain annual pretax profit targets ranging from $2.0 million to $4.5 million (and above), respectively.  Under such plan, Messrs. Darby and Badke earned bonuses of $176,000 and $88,000, respectively, based upon the allocation of an aggregate bonus pool of ten percent (10%) of the Company’s consolidated pretax profit for 2009, after certain adjustments.  Mr. Darby’s and Mr. Badke’s bonus allocation represented approximately 49% and 25%, respectively, of the available bonus pool.  In addition, a performance based bonus plan was established for Mr. Wall for fiscal 2009 whereby Mr. Wall earned an amount equal to between 2% and 6% (based on achievement levels) of the combined pretax operating profits of the Company’s Europe based subsidiaries. Under such plan, Mr. Wall earned a bonus of $127,000 (82,083 Pounds Sterling) based upon the achievement of 5% of specified profits for fiscal 2009.

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

Employment Agreements

The Company has entered into employment agreements with its named executive officers that provide certain benefits upon termination of employment or change in control of the Company without Board of Director approval. Under Mr. Darby’s employment agreement, he is entitled to receive a lump sum payment equal to the balance owing under his agreement in the event of a change in control of the Company under any condition. All the other agreements provide the named executive officer with a payment of three times their average annual compensation for the previous five year period if there is a change in control of the Company without Board of Director approval, as defined. Such payment can be taken in a present value lump sum or equal installments over a three year period. The agreements also provide the named executive officers other than Mr. Darby with certain severance/retirement benefits upon certain occurrences including termination of employment without cause as defined, termination of employment due to the Company’s breach of specified employment conditions (good reason termination), death, disability or retirement at a specified age. Such severance/retirement benefit provisions survive the expiration of the agreements and include a fixed stated benefit of $350,000 for Mr. Badke and $158,000 (100,000 Pounds Sterling) for Mr. Wall.  In addition, Mr. Badke receives an additional deferred compensation benefit upon such employment termination occurrences in the form of 6,561 shares of the Company’s common stock.

On October 25, 2010, the Company entered into a one-year employment agreement with Kenneth M. Darby, the Company’s Chief Executive Officer, to expire on September 30, 2011. The terms of the new agreement provide for an annual base salary of $400,000. In the event the agreement is terminated prior to its expiration for reasons other than cause as defined, Mr. Darby is entitled to receive all remaining salary owed him through its expiration.

2010 Summary Compensation Table

The following table sets forth all compensation for the fiscal year ended September 30, 2010 awarded to or earned by the Company’s Chief Executive Officer and by each of our other named executive officers whose total compensation exceeded $100,000 during such period.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)(3)		Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)		Total ($)
Kenneth M. Darby Chairman and Chief Executive Officer	2010	$370,000	-	-	-		-		-	$21,026	(5)	$391,026
	2009	$400,000	-	-	$91,000	(1)	$175,562	(2)	-	$21,026	(5)	$687,588

John M. Badke Senior Vice President and Chief Financial Officer	2010	$190,000	-	-	-		-		-	$8,311	(6)	$198,311
	2009	$190,000	-	-	$29,120	(1)	$87,781	(2)	-	$8,465	(6)	$315,366

Christopher J. Wall Managing Director Vicon Industries, Ltd.	2010	$161,000	-	-	-		$23,290	(3)	-	$24,383	(7)	$208,673
	2009	$159,856	-	-	$30,100	(1)	$127,393	(4)	-	$24,273	(7)	$341,622

(1)
Represents the aggregate grant date fair value of option awards computed in accordance with ASC 718 (Statement of Financial Accounting Standards No. 123R).  The amounts previously reported have been restated in accordance with new SEC rules relating to executive compensation.  (See “Note 1” under the caption “Accounting for Stock-Based Compensation” to the accompanying financial statements.)

(2)
For fiscal 2009, a performance based bonus plan was established for certain of the Company’s executive officers, including among others Kenneth M. Darby, Chief Executive Officer and John M. Badke, Chief Financial Officer, whereby the participants would share a specified pretax profit based bonus pool of between seven percent (7%) and eleven percent (11%) upon the achievement of certain annual pretax profit targets ranging from $2.0 million to $4.5 million (and above), respectively.  Under such plan, Messrs. Darby and Badke earned bonuses based upon the allocation of an aggregate bonus pool of ten percent (10%) of the Company’s consolidated pretax profit for 2009, after certain adjustments.  Mr. Darby’s and Mr. Badke’s bonus allocation represented approximately 49% and 25%, respectively, of the available bonus pool.

(3)
A performance based bonus plan was established for Christopher J. Wall, the Company’s European subsidiary Managing Director, for fiscal year 2010 whereby Mr. Wall would earn an amount equal to between 3% and 6.5% (based on achievement levels) of the combined pretax operating profits of the Company’s Europe based subsidiaries. Under such plan, Mr. Wall earned a bonus based upon the achievement of 3% of specified profits for fiscal 2010.

(4)
A performance based bonus plan was established for Christopher J. Wall, the Company’s European subsidiary Managing Director, for fiscal year 2009 whereby Mr. Wall would earn an amount equal to between 2% and 6% (based on achievement levels) of the combined pretax operating profits of the Company’s Europe based subsidiaries. Under such plan, Mr. Wall earned a bonus based upon the achievement of 5% of specified profits for fiscal 2009.

(5)
All other compensation represents: (a) automobile expense of $10,021 for both fiscal 2010 and fiscal 2009, (b) country club membership of $8,795 for both fiscal 2010 and fiscal 2009, and (c) long-term disability insurance of $2,210 paid by the Company for Mr. Darby in both fiscal 2010 and 2009.

(6)	Represents automobile expense paid by the Company.

(7)
All other compensation represents: (a) automobile expense of $16,354 and $16,280 for fiscal 2010 and 2009, respectively, and (b) supplemental retirement contributions of $8,029 and $7,993 for fiscal 2010 and 2009, respectively.

Outstanding Equity Awards at Fiscal 2010 Year-End

The following table sets forth information with respect to the outstanding equity awards of the named executive officers as of September 30, 2010.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Kenneth M. Darby	6,000	(1)	4,000	(1)	-	$3.59	10/25/12
Chairman and Chief	8,000	(3)	12,000	(3)	-	$4.79	05/22/18
Executive Officer	5,000	(3)	20,000	(3)	-	$5.00	11/05/18

John M. Badke	5,000	(1)	-		-	$3.00	05/27/11
Senior Vice President	5,000	(2)	-		-	$3.17	12/09/10
and Chief Financial	9,000	(1)	6,000	(1)	-	$3.59	10/25/12
Officer	4,000	(3)	6,000	(3)	-	$4.79	05/22/18
	1,600	(3)	6,400	(3)	-	$5.00	11/05/18

Christopher J. Wall	5,000	(1)	-		-	$3.00	05/27/11
Managing Director	5,000	(1)	-		-	$3.17	12/09/11
Vicon Industries, Ltd.	3,000	(1)	2,000	(1)	-	$3.59	10/25/12
	4,000	(3)	6,000	(3)	-	$4.79	05/22/18
	-		10,000	(1)	-	$5.00	11/05/14

(1)
Options vest over a four year period at 30% of the shares on the second anniversary of the grant date, 30% of the shares on the third anniversary of the grant date and the remaining 40% of the shares on the fourth anniversary of the grant date. Options expire after the sixth anniversary of the grant date.

(2)
Options vest over a two year period at 30% of the shares on the grant date, 30% of the shares on the first anniversary of the grant date and the remaining 40% of the shares on the second anniversary of the grant date. Options expire after the fifth anniversary of the grant date.

(3)	Options vest over a five year period in five equal annual installments beginning on the first anniversary of the grant date. Options expire after the tenth anniversary of the grant date.

Fiscal 2010 Directors' Compensation

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended September 30, 2010.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)(3)	All Other Compensation ($)	Total ($)
Peter F. Neumann	$30,400	-	-	-	$30,400
Bernard F. Reynolds	$30,400	-	-	-	$30,400
W. Gregory Robertson	$30,400	-	-	-	$30,400
Arthur D. Roche	$38,400	-	-	-	$38,400

(1)
Directors who are not employees of the Company received an annual fee of $22,400 for regular Board meetings and $1,600 per committee meeting attended in person or by teleconference. The Chairman of the Audit Committee also received an additional annual retainer of $8,000.

(2)
Represents the aggregate grant date fair value of option awards computed in accordance with ASC 718 (Statement of Financial Accounting Standards No. 123R. See “Note 1” under the caption “Accounting for Stock-Based Compensation” to the accompanying financial statements.)

(3)	There were no options granted to directors during fiscal 2010.

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

Board Compensation Committee Report

The Compensation Committee’s compensation policies applicable to the Company’s officers for 2010 were to pay a competitive market price for the services of such officers, taking into account the overall performance and financial capabilities of the Company and the officer's individual level of performance.

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

The Compensation Committee has reviewed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with the Company’s management.  Based on such review and discussion, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Submitted by the Compensation Committee,

Peter F. Neumann, Chairman                Bernard F. Reynolds
W. Gregory Robertson                          Arthur D. Roche

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the Company’s Common Stock as of December 15, 2010 by (i) those persons known by the Company to be beneficial owners of more than 5% of the Company’s outstanding Common Stock; (ii) each current executive officer named in the Summary Compensation Table; (iii) each director; and (iv) all directors and executive officers as a group.

Name and Address Of Beneficial Owner	Number of Shares Beneficially Owned (1)		% of Class
CBC Co., Ltd. and affiliates 2-15-13 Tsukishima, Chuo-ku, Tokyo, Japan 104

	543,715		11.4%

Anita G. Zucker, as Trustee of The Article 6 Marital Trust, a successor of the Jerry Zucker Revocable Trust c/o The InterTech Group, Inc. 4838 Jenkins Ave. North Charleston, SC 29405

	507,122	(2)	10.7%

Dimensional Fund Advisors 1299 Ocean Avenue Santa Monica, CA 90401

	390,521	(3)	8.2%

Renaissance Technologies, Corp. 800 Third Avenue New York, NY 10022

	269,800		5.7%

C/O Vicon Industries, Inc.
Kenneth M. Darby	360,903	(4)	7.6%
Arthur D. Roche	87,071	(5)	1.8%
John M. Badke	70,307	(6)	1.5%
W. Gregory Robertson	46,400	(7)	*
Peter F. Neumann	45,822	(8)	*
Christopher J. Wall	42,207	(9)	*
Bernard F. Reynolds	27,500	(10)	*
Total all Executive Officers and
Directors as a group (12 persons)	822,479	(11)	17.4%
* Less than 1%

(1)  Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment control over the shares of stock owned.
(2)  These shares are owned directly by the Article 6 Marital Trust, a successor of the Jerry Zucker Revocable Trust and indirectly by Anita Zucker, as trustee and as a beneficiary of the trust.
(3)  Dimensional Fund Advisors had voting control over 387,621 shares and investment control over 390,521 shares as investment advisor and manager for various mutual funds and other clients. These shares are beneficially owned by such mutual funds or other clients.
(4)   Includes currently exercisable options to purchase 28,000 shares.
(5)   Includes 15,000 shares held by Mr. Roche’s wife and currently exercisable options to purchase 14,500 shares.
(6)   Includes currently exercisable options to purchase 27,200 shares.
(7)   Includes currently exercisable options to purchase 14,500 shares.
(8)   Includes currently exercisable options to purchase 12,750 shares.
(9)   Includes currently exercisable options to purchase 22,000 shares.
(10) Includes currently exercisable options to purchase 7,500 shares.
(11) Includes currently exercisable options to purchase 180,526 shares.

EQUITY COMPENSATION PLAN INFORMATION
at September 30, 2010

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans
approved by security holders	411,975	$4.42	270,385

Equity compensation plans not
approved by security holders	-	-	-

Total	411,975	$4.42	270,385

EQUITY COMPENSATION GRANTS NOT APPROVED BY SECURITY HOLDERS

Through September 30, 2010 the Company had granted certain of its officers with deferred compensation benefits aggregating 16,320 shares of common stock currently held by the Company in treasury.  Such shares vest upon retirement.  All shares vest earlier under certain occurrences including death, involuntary termination or a change in control of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company and CBC Co., Ltd. (CBC), a Japanese corporation which beneficially owns 11.6% of the outstanding shares of the Company, have been conducting business with each other since 1979.  During this period, CBC has served as a lender, a product supplier and a private label reseller of the Company’s products. In fiscal 2010, the Company purchased approximately $138,000 of products from or through CBC. CBC competes with the Company in various markets, principally in the sale of video products and systems.  Sales of Vicon products to CBC were $69,000 in 2010.

All named directors other than Mr. Darby are independent directors in accordance with NYSE Amex listing requirements.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table details: the aggregate fee arrangements with BDO USA, LLP for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the financial statements included in the Company’s quarterly reports on Form 10-Q; the aggregate fees billed by BDO USA, LLP for audit related matters and; the aggregate fees billed by BDO USA, LLP for tax compliance, tax advice and tax planning during fiscal years ended September 30, 2010 and 2009:

	2010	2009
Audit fees	$262,000	$262,000
Audit related fees	$-	$-
Tax fees	$47,000	$43,000

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

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)  Financial Statements

         Included in Part IV, Item 15:

         Report of Independent Registered Public Accounting Firm

         Financial Statements:

Consolidated Statements of Operations, fiscal years ended September 30, 2010, 2009, and 2008

Consolidated Balance Sheets at September 30, 2010 and 2009

Consolidated Statements of Shareholders’ Equity, fiscal years ended September 30, 2010, 2009, and 2008

Consolidated Statements of Cash Flows, fiscal years ended September 30, 2010, 2009, and 2008

Notes to Consolidated Financial Statements, fiscal years ended September 30, 2010, 2009, and 2008

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

3.2	Amendment of the Company’s By-Laws effective January 1, 2008 (Incorporated by reference to the 2007 Annual Report on Form 10-K)
3.3	Amendment of the Certificate of Incorporation dated May 7, 2002 (Incorporated by reference to the 2002 Annual Report on Form 10-K)
4	Rights Agreement dated December 4, 2001 between the Registrant and Computershare Investor Services (Incorporated by reference to the 2001 Annual Report on Form 10-K)
10.1	Employment Agreement effective as of October 1, 2010 between the Registrant and Kenneth M. Darby (Incorporated by reference to the Current Report on Form 8-K dated October 26, 2010)
10.2	1996 Incentive Stock Option Plan (Incorporated by reference to the 1997 Annual Report on Form 10-K)
10.3	1999 Incentive Stock Option Plan (Incorporated by reference to the 1999 Annual Report on Form 10-K)
10.4	1999 Non-Qualified Stock Option Plan (Incorporated by reference to the 1999 Annual Report on Form 10-K)
10.5	2002 Incentive Stock Option Plan (Incorporated by reference to the 2002 Annual Report on Form 10-K)
10.6	2002 Non-Qualified Stock Option Plan (Incorporated by reference to the 2002 Annual Report on Form 10-K)
10.7	Employment and Deferred Compensation Agreement dated January 1, 2006 between the Registrant and John M. Badke (Incorporated by reference to the Current Report on Form 8-K dated March 6, 2006)
10.8
Amendment 1 to the Employment and Deferred Compensation Agreement dated November 13, 2006 between the Registrant and John M. Badke (Incorporated by reference to the Current Report on Form 8-K dated November 16, 2006)

10.9	Employment Agreement dated November 1, 2006 between the Registrant and Christopher J. Wall (Incorporated by reference to the Current Report on Form 8-K dated November 16, 2006)
10.10	Side letter to the agreement dated November 14, 2007 between the Registrant and Christopher J. Wall
10.11	2007 Stock Incentive Plan (Incorporated by reference to the Proxy Statement filed on April 27, 2007)
21	Subsidiaries of the Registrant (Incorporated by reference to the Notes to the Consolidated Financial Statements)
23	Consent of BDO USA, LLP
Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Section 1350 Certifications
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

We have audited the accompanying consolidated balance sheets of Vicon Industries, Inc. as of September 30, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years ended September 30, 2010.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vicon Industries, Inc. at September 30, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Melville, New York
December 22, 2010

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Fiscal Years Ended September 30, 2010, 2009 and 2008

	2010	2009	2008

Net sales	$48,681,122	$60,444,867	$66,911,442
Cost of sales	28,183,336	33,152,064	36,489,172
Gross profit	20,497,786	27,292,803	30,422,270

Operating expenses:
Selling, general and
administrative expense	16,919,244	18,856,172	20,384,605
Engineering and development expense	5,510,207	5,405,491	5,648,442
	22,429,451	24,261,663	26,033,047

Operating income (loss)	(1,931,665)	3,031,140	4,389,223

Other expense (income):
Interest expense	-	2,179	44,549
Interest and other income	(188,907)	(189,680)	(244,337)

Income (loss) before income taxes	(1,742,758)	3,218,641	4,589,011

Income tax expense (benefit)	(493,000)	1,202,000	1,750,000

Net income (loss)	$(1,249,758)	$2,016,641	$2,839,011

Earnings (loss) per share:

Basic	$(.28)	$.44	$.59

Diluted	$(.28)	$.43	$.57

See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2010 and 2009

ASSETS	2010	2009
Current Assets:
Cash and cash equivalents	$8,789,967	$16,650,191
Marketable securities	5,358,537	201,665
Accounts receivable (less allowance of
$982,000 in 2010 and $1,025,000 in 2009)	10,111,342	9,908,534
Inventories:
Parts, components and materials	3,706,372	3,923,027
Work-in-process	2,416,690	2,444,994
Finished products	4,957,865	5,580,908
	11,080,927	11,948,929
Recoverable income taxes	146,161	-
Deferred income taxes	760,313	644,215
Prepaid expenses and other current assets	508,937	523,488
Total current assets	36,756,184	39,877,022
Property, plant and equipment:
Land	1,182,485	1,184,520
Buildings and improvements	5,677,226	5,685,353
Machinery, equipment and vehicles	5,797,244	5,984,979
	12,656,955	12,854,852
Less accumulated depreciation and amortization	8,033,178	7,836,871
	4,623,777	5,017,981
Deferred income taxes	1,382,686	1,132,457
Other assets	1,253,784	1,288,277
TOTAL ASSETS	$44,016,431	$47,315,737

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,437,460	$4,005,870
Accrued compensation and employee benefits	2,286,103	2,823,825
Accrued expenses	1,254,482	1,311,636
Unearned revenue	705,484	735,850
Income taxes payable	122,589	154,851
Total current liabilities	7,806,118	9,032,032

Unearned revenue-non current	308,063	303,980
Other long-term liabilities	2,358,306	2,580,241
Total liabilities	10,472,487	11,916,253
Commitments and contingencies - Note 8
Shareholders' equity:
Common stock, par value $.01 per share
authorized - 25,000,000 shares
issued - 5,286,084 and 5,266,876 shares	52,861	52,669
Capital in excess of par value	24,583,239	24,294,511
Retained earnings	13,101,666	14,351,424
Treasury stock at cost, 794,076 shares
in 2010 and 645,288 shares in 2009	(3,987,869)	(3,145,204)
Accumulated other comprehensive loss	(205,953)	(153,916)
Total shareholders' equity	33,543,944	35,399,484
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$44,016,431	$47,315,737

See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Fiscal Years Ended September 30, 2010, 2009, and 2008

						Accumulated	Total
			Capital in			other	share-
		Common	excess of	Retained	Treasury	comprehensive	holders'
	Shares	Stock	par value	earnings	Stock	income	equity

Balance September 30, 2007	5,053,503	$50,535	$22,874,285	$9,620,772	$(1,139,728)	$1,647,492	$33,053,356
Comprehensive income (loss):
Net income	-	-	-	2,839,011	-	-	2,839,011
Foreign currency translation adjustment	-	-	-	-	-	(1,022,427)	(1,022,427)
Unrealized gain on derivatives, net of tax	-	-	-	-	-	97,855	97,855
Change in unrealized loss on marketable securities, net of tax	-	-	-	-	-	1,230	1,230
Total comprehensive income (loss)	-	-	-	-	-	-	1,915,669
FIN 48 income tax liability	-	-	-	(125,000)	-	-	(125,000)
Repurchases of common stock	-	-	-	-	(628,407)	-	(628,407)
Exercise of stock options	71,069	711	219,336	-	-	-	220,047
Tax benefit from exercise of stock options	-	-	24,270	-	-	-	24,270
Stock-based compensation	-	-	133,406	-	-	-	133,406
Deferred compensation amortization	-	-	10,639	-	-	-	10,639
Balance September 30, 2008	5,124,572	$51,246	$23,261,936	$12,334,783	$(1,768,135)	$724,150	$34,603,980
Comprehensive income (loss):
Net income	-	-	-	2,016,641	-	-	2,016,641
Foreign currency translation adjustment	-	-	-	-	-	(778,621)	(778,621)
Unrealized loss on derivatives, net of tax	-	-	-	-	-	(103,056)	(103,056)
Change in unrealized gain on marketable securities, net of tax	-	-	-	-	-	3,611	3,611
Total comprehensive income (loss)	-	-	-	-	-	-	1,138,575
Repurchases of common stock	-	-	-	-	(1,262,169)	-	(1,262,169)
Distribution of deferred comp. shares	1,800	18	(18)	-	-	-	-
Exercise of stock options	140,504	1,405	510,725	-	(114,900)	-	397,230
Tax benefit from exercise of stock options	-	-	175,440	-	-	-	175,440
Stock-based compensation	-	-	322,580	-	-	-	322,580
Deferred compensation amortization	-	-	23,848	-	-	-	23,848
Balance September 30, 2009	5,266,876	$52,669	$24,294,511	$14,351,424	$(3,145,204)	$(153,916)	$35,399,484
Comprehensive income (loss):
Net loss	-	-	-	(1,249,758)	-	-	(1,249,758)
Foreign currency translation adjustment	-	-	-	-	-	(83,492)	(83,492)
Unrealized loss on derivatives, net of tax	-	-	-	-	-	(25,001)	(25,001)
Change in unrealized gain on marketable securities, net of tax	-	-	-	-	-	56,456	56,456
Total comprehensive income (loss)	-	-	-	-	-	-	(1,301,795)
Repurchases of common stock	-	-	-	-	(858,359)	-	(858,359)
Distribution of deferred comp. shares	3,900	39	(59,937)	-	59,898	-	-
Exercise of stock options	15,308	153	49,358	-	(44,204)	-	5,307
Tax benefit from exercise of stock options	-	-	3,955	-	-	-	3,955
Stock-based compensation	-	-	290,584	-	-	-	290,584
Deferred compensation amortization	-	-	4,768	-	-	-	4,768
Balance September 30, 2010	5,286,084	$52,861	$24,583,239	$13,101,666	$(3,987,869)	$(205,953)	$33,543,944

See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years Ended September 30, 2010, 2009 and 2008

	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$(1,249,758)	$2,016,641	$2,839,011
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Deferred income taxes	(379,820)	904,963	1,136,612
Depreciation and amortization	720,295	728,138	778,276
Amortization of deferred compensation	4,768	23,848	10,639
Stock compensation expense	290,584	322,580	133,406
Change in assets and liabilities:
Accounts receivable, net	(232,723)	4,230,079	(2,565,752)
Inventories	840,512	281,925	(21,022)
Recoverable income taxes	(144,128)	-	-
Prepaid expenses and other current assets	11,828	143,853	(194,123)
Other assets	34,493	(16,594)	(347,241)
Accounts payable	(550,844)	(147,305)	1,194,754
Accrued compensation and employee benefits	(529,544)	95,497	(4,260)
Accrued expenses	(94,093)	(203,143)	64,408
Unearned revenue	(25,574)	(128,598)	(55,973)
Income taxes payable	(31,968)	(115,660)	(71,776)
Other liabilities	(221,582)	232,935	521,778
Net cash provided by (used in) operating activities	(1,557,554)	8,369,159	3,418,737

Cash flows from investing activities:
Net decrease (increase) in marketable securities	(5,067,259)	31,303	3,661
Capital expenditures	(334,804)	(573,384)	(502,896)
Net cash used in investing activities	(5,402,063)	(542,081)	(499,235)

Cash flows from financing activities:
Repurchases of common stock	(858,359)	(1,262,169)	(628,407)
Proceeds from exercise of stock options	5,307	397,230	220,047
Repayments of long-term debt	-	-	(1,740,335)
Net cash used in financing activities	(853,052)	(864,939)	(2,148,695)

Effect of exchange rate changes on cash	(47,555)	127,086	(17,951)
Net increase (decrease) in cash	(7,860,224)	7,089,225	752,856
Cash at beginning of year	16,650,191	9,560,966	8,808,110
Cash at end of year	$8,789,967	$16,650,191	$9,560,966

Cash paid during the fiscal year for:
Income taxes	$172,282	$472,797	$635,522
Interest	$-	$2,179	$55,181

See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years ended September 30, 2010, 2009, and 2008

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

Revenue Recognition

Revenue is generally recognized when products are sold and title is passed to the customer.  Advance service billings are deferred and recognized as revenues on a pro rata basis over the term of the service agreement.  The Company evaluates multiple-element revenue arrangements for separate units of accounting, and follows appropriate revenue recognition policies for each separate unit.  Elements are considered separate units of accounting provided that (i) the delivered item has stand-alone value to the customer, (ii) there is objective and reliable evidence of the fair value of the undelivered item, and (iii) if a general right of return exists relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially within the control of the Company.  As applied to the Company, under arrangements involving the sale of product and the provision of services, product sales are recognized as revenue when the products are sold and title is passed to the customer, and service revenue is recognized as services are performed.  For products that include more than incidental software, and for separate licenses of the Company’s software products, the Company recognizes revenue in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 985-605 (Statement of Position 97-2, “Software Revenue Recognition”, as amended).

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit and amounts invested in highly liquid money market funds.

Marketable Securities

At September 30, 2010, marketable securities consisted of mutual fund investments principally in federal, state and local government debt securities of $5,329,109 and holdings in an equity security of $29,428.  Such mutual fund investments are stated at market value based on quoted market prices (Level 1 inputs) and are classified as available-for-sale under ASC 320 (FASB Statement of Financial Accounting Standards (SFAS) No. 115), with unrealized gains and losses reported in accumulated other comprehensive income (loss) as a component of shareholders’ equity.  The cost of such securities was $5,263,437 and $198,208 at September 30, 2010 and 2009, respectively, with $95,100 and $3,457 of unrealized gains, net of tax, included in the carrying amounts at September 30, 2010 and 2009, respectively.

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

Engineering and Development

Product engineering and development costs are charged to expense as incurred, and amounted to approximately $5,500,000, $5,400,000 and $5,600,000 in fiscal 2010, 2009, and 2008, respectively.

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

Foreign Currency Translation

The Company translates the financial statements of its foreign subsidiaries by applying the current rate method under which assets and liabilities are translated at the exchange rate on the balance sheet date, while revenues, costs, and expenses are translated at the average exchange rate for the reporting period.  The resulting cumulative translation adjustment of $(197,000) and $(114,000) at September 30, 2010 and 2009, respectively, is recorded as a component of shareholders' equity in accumulated other comprehensive income (loss).

Income Taxes

The Company accounts for income taxes under the provisions of ASC 740 (SFAS No. 109, “Accounting for Income Taxes”), which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred U.S. income taxes are not provided on undistributed earnings of foreign subsidiaries as the Company presently intends to reinvest such earnings indefinitely, and any plan to repatriate any of such earnings in the future is not expected to result in a material incremental tax liability to the Company.

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

Derivative Instruments

ASC 815 (SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”), establishes accounting and reporting standards for derivative instruments as either assets or liabilities in the statement of financial position based on their fair values. Changes in the fair values are required to be reported in earnings or other comprehensive income (loss) depending on the use of the derivative and whether it qualifies for hedge accounting. Derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For derivatives designated as effective cash flow hedges, changes in fair values are recognized in other comprehensive income (loss). Changes in fair values related to fair value hedges as well as the ineffective portion of cash flow hedges are recognized in earnings.

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

As of September 30, 2010, the Company had currency forwards outstanding with notional amounts aggregating $4.4 million, whose aggregate fair value was a liability of approximately $109,000. The change in the fair value of these derivatives is reflected in other comprehensive income (loss) in the accompanying statement of shareholders’ equity, net of tax where applicable. The forwards have maturities of less than one year and require the Company to exchange currencies at specified dates and rates. The Company considers the credit risk related to the forwards to be low because such instruments are entered into with financial institutions having high credit ratings and are generally settled on a net basis.  There were no gains or losses recognized in operations due to hedge ineffectiveness during the three-year period ended September 30, 2010.  The Company does not expect that the amounts currently classified in accumulated other comprehensive income (loss) that will be recognized in operations in the next fiscal year will be material.

Fair Value of Financial Instruments

The majority of the Company’s non-financial assets and liabilities are not required to be carried at fair value on a recurring basis, but the Company is required on a non-recurring basis to use fair value measurements when analyzing asset impairment as it relates to long-lived assets.  The carrying amounts for trade accounts and other receivables, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.  The fair value of the Company’s foreign currency forward exchange contracts is estimated by obtaining quoted market exchange rates for similar contracts (Level 2 inputs).  The contracted exchange rates on committed forward exchange contracts was approximately $109,000 less favorable than the market rates for similar term contracts at September 30, 2010.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Accounting for Stock-Based Compensation

The Company follows ASC 718 (SFAS No. 123(R), “Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period.  For the years ended September 30, 2010, 2009 and 2008, the Company recorded non-cash compensation expense of $290,584 ($.06 per basic and diluted share), $322,580 ($.07 per basic and diluted share) and $133,406 ($.03 per basic and diluted share), respectively, relating to stock-based compensation.

The fair value for options granted during the fiscal years ended September 30, 2010, 2009 and 2008 was determined at the date of grant using a Black-Scholes valuation model and the straight-line attribution approach using the following weighted average assumptions:

	2010	2009	2008

Risk-free interest rate	3.3%	3.0%	3.6%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	65.9%	72.9%	76.3%
Weighted average expected life	7.5 years	7.0 years	7.5 years

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Such estimates include, but are not limited to, provisions for doubtful accounts receivable, net realizable value of inventory, warranty obligations, income tax accruals, deferred tax valuation and assessments of the recoverability of the Company’s long-lived assets.  Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2.  Income Taxes

The components of income tax expense (benefit) for the fiscal years indicated are as follows:

	2010	2009	2008
Current:
Federal	$(57,000)	$243,000	$46,000
State	(1,000)	22,000	4,000
Foreign	(53,000)	117,000	525,000
	(111,000)	382,000	575,000

Deferred:
Federal	(276,000)	729,000	1,080,000
State	(16,000)	63,000	95,000
Foreign	(90,000)	28,000	-
	(382,000)	820,000	1,175,000
Total	$(493,000)	$1,202,000	$1,750,000

A reconciliation of the U.S statutory tax rate to the Company’s effective tax rate follows:

	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent

U.S. statutory tax	$(593,000)	34.0%	$1,094,000	34.0%	$1,560,000	34.0%
Increase (decrease) in
valuation allowance	36,000	(2.1)	(17,000)	(0.5)	43,000	0.9
Foreign tax rate
difference	82,000	(4.7)	(26,000)	(0.8)	(64,000)	(1.4)
Permanent differences	71,000	(4.1)	78,000	2.4	54,000	1.2
State tax, net of
federal benefit	(16,000)	1.0	87,000	2.7	100,000	2.2
Other, net	(73,000)	4.2	(14,000)	(0.5)	57,000	1.2
Effective tax rate	$(493,000)	28.3%	$1,202,000	37.3%	$1,750,000	38.1%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at September 30, 2010 and 2009 are presented below:

	2010	2009
Deferred tax assets:
Inventories	$95,000	$-
Accrued compensation	476,000	459,000
Warranty accrual	149,000	149,000
Depreciation	500,000	378,000
Allowance for doubtful accounts receivable	348,000	334,000
Unearned revenue	375,000	372,000
Foreign net operating loss carryforwards	383,000	347,000
U.S. capital loss carryforward	15,000	15,000
Other	303,000	151,000
Gross deferred tax assets	2,644,000	2,205,000

Deferred tax liabilities:
Other	118,000	81,000
Gross deferred tax liabilities	118,000	81,000

Total deferred tax assets and liabilities	2,526,000	2,124,000
Less valuation allowance	(383,000)	(347,000)
Net deferred tax assets and liabilities	$2,143,000	$1,777,000

At September 30, 2010 and 2009, the Company maintained a valuation allowance against certain of its deferred tax assets due to the uncertainty of future realization.  Deferred U.S. income taxes are not provided on undistributed earnings of foreign subsidiaries as the Company presently intends to reinvest such earnings indefinitely, and any plan to repatriate any of such earnings in the future is not expected to result in a material incremental tax liability to the Company.

Pretax domestic income (loss) amounted to approximately ($754,000), $2,660,000 and $3,191,000 in fiscal years 2010, 2009 and 2008, respectively.  Pretax foreign income (loss) amounted to approximately ($989,000), $559,000 and $1,398,000 in fiscal years 2010, 2009 and 2008, respectively.

The Company adopted the provisions of ASC 740 (Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”) effective as of October 1, 2007.  The entire amount of unrecognized tax benefits at September 30, 2010 and 2009, if recognized, would reduce the Company’s effective tax rate.

Unrecognized tax benefits activity for the years ended September 30, 2010, 2009 and 2008 is summarized below:

	2010	2009	2008
Beginning balance	$514,000	$250,000	$100,000
Additions (reductions) based on tax positions related to prior years
	(3,000)	264,000	100,000
Additions (reductions) based on tax positions related to the current year
	(49,000)	-	50,000
Ending balance	$462,000	$514,000	$250,000

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  At September 30, 2010 and 2009, the combined amount of accrued net interest and penalties related to tax positions taken or to be taken on the Company’s tax returns and recorded as part of the reserves for uncertain tax positions was $138,000 and $36,000, respectively.  The Company files U.S. Federal and State income tax returns and foreign tax returns in the United Kingdom, Germany and Israel.  The Company is generally no longer subject to tax examinations for fiscal years prior to 2003 in the U.S. and 2005 in the U.K., Germany and Israel.

NOTE 3.  Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss balances at September 30, 2010 and 2009 consisted of the following:

	2010	2009

Foreign currency translation adjustment	$(197,257)	$(113,765)
Unrealized loss on derivatives, net of tax	(68,609)	(43,608)
Unrealized gain on marketable securities, net of tax	59,913	3,457
Accumulated other comprehensive loss	$(205,953)	$(153,916)

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

Net sales and long-lived assets related to operations in the United States and other foreign countries for the fiscal years ended September 30, 2010, 2009, and 2008 are as follows:

	2010	2009	2008
Net sales
U.S.	$33,221,000	$38,529,000	$40,746,000
Foreign	15,460,000	21,916,000	26,165,000
Total	$48,681,000	$60,445,000	$66,911,000

Long-lived assets
U.S.	$3,403,000	$3,686,000	$3,835,000
Foreign	1,221,000	1,332,000	1,466,000
Total	$4,624,000	$5,018,000	$5,301,000

U.S. sales include $4,561,000, $6,485,000 and $5,858,000 for export in fiscal years 2010, 2009, and 2008, respectively.  Foreign sales principally represent sales from the Company’s Europe based subsidiaries.

NOTE 5.  Stock Option Plans

The Company maintains stock option plans and a stock incentive plan that provide for the grant of incentive and non-qualified options covering a total of 682,360 shares of common stock reserved for issuance to key employees, including officers and directors, as of September 30, 2010.  All options are issued at fair market value at the grant date and are exercisable in varying installments according to the plans.  The plans allow for the payment of option exercises through the surrender of previously owned mature shares based on the fair market value of such shares at the date of surrender.  Such surrendering of mature shares by holders results in an increase to treasury stock based on the stock price on date of surrender.  During the years ended September 30, 2010 and 2009, employees and directors surrendered mature shares for current exercises which resulted in an increase to treasury stock of $44,204 and $114,900, respectively.  No such exercises occurred in the year ended September 30, 2008.  There were 270,385 options available for grant at September 30, 2010.

Changes in outstanding stock options for the three years ended September 30, 2010 are as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Options	Price	(in years)	Value
Outstanding at September 30, 2007	406,681	$3.45
Options granted	154,000	$4.85
Options exercised	(71,069)	$3.10
Options forfeited	(22,325)	$3.14
Outstanding at September 30, 2008	467,287	$3.98
Options granted	113,000	$5.08
Options exercised	(140,504)	$3.64
Options forfeited	(11,000)	$4.93
Outstanding at September 30, 2009	428,783	$4.35
Options granted	25,000	$5.23
Options exercised	(15,308)	$3.23
Options forfeited	(26,500)	$4.86
Outstanding at September 30, 2010	411,975	$4.42	5.6	$ 69,994
Exercisable at September 30, 2010	209,863	$4.02	4.3	$ 64,318

The weighted-average grant date fair value of options granted during the years ended September 30, 2010, 2009 and 2008 was $3.54, $3.54 and $3.61, respectively. The total intrinsic value of options exercised during the years ended September 30, 2010, 2009 and 2008 was $34,870, $294,021 and $205,128, respectively.

A summary of the status of the Company’s nonvested shares and changes during the years presented is as follows:

		Weighted
		Average
	Number	Grant-Date
	of Options	Fair Value
Nonvested at September 30, 2007	158,920	$1.87
Granted	154,000	$3.61
Vested	(37,460)	$1.75
Forfeited	(12,725)	$2.29
Nonvested at September 30, 2008	262,735	$2.89
Granted	113,000	$3.54
Vested	(92,365)	$2.52
Forfeited	(11,000)	$3.61
Nonvested at September 30, 2009	272,370	$3.25
Granted	25,000	$3.54
Vested	(92,658)	$3.12
Forfeited	(2,600)	$2.97
Nonvested at September 30, 2010	202,112	$3.35

As of September 30, 2010, there was $454,944 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.5 years.  The total fair value of shares vested during the years ended September 30, 2010, 2009 and 2008 was $289,227, $232,687 and $65,417, respectively.

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

NOTE 7.  Earnings (Loss) Per Share

The following table provides the components of the basic and diluted earnings (loss) per share (EPS) computations:

	2010		2009	2008
Basic EPS Computation

Net income (loss)		$(1,249,758)	$2,016,641	$2,839,011

Weighted average shares outstanding		4,535,617	4,626,230	4,781,103

Basic income (loss) per share	$	( .28)	$.44	$.59

Diluted EPS Computation

Net income (loss)		$(1,249,758)	$2,016,641	$2,839,011

Weighted average shares outstanding		4,535,617	4,626,230	4,781,103
Stock options		-	79,038	141,860
Stock compensation arrangements		-	24,697	23,574
Diluted shares outstanding		4,535,617	4,729,965	4,946,537

Diluted income (loss) per share	$	( .28)	$.43	$.57

For fiscal 2010, 71,438 shares have been omitted from the calculation of diluted EPS as their effect would have been antidilutive.

NOTE 8.  Commitments and Contingencies

The Company leases vehicles and occupies certain facilities under operating leases that expire at various dates through 2013.  The leases, which cover periods from three to eight years, generally provide for renewal options at specified rental amounts.  The aggregate operating lease commitment at September 30, 2010 was $682,000 with minimum rentals for the fiscal years shown as follows: 2011 - $387,000; 2012 - $197,000; and 2013 - $98,000.

The Company is a party to employment agreements with certain of its officers that provide for, among other things, the payment of compensation if there is a change in control without Board of Director approval (as defined in the agreements).  The contingent liability under such change in control provisions at September 30, 2010 would have been approximately $2.0 million.  Certain of the Company’s employment agreements with its officers provide for a severance/retirement benefit upon certain occurrences or at a specified date of retirement, absent a change in control, aggregating $1.1 million at September 30, 2010.  The Company is amortizing such obligation to expense on the straight-line method through the specified dates of retirement.  Such expense amounted to approximately $88,000 and $207,000 in fiscal 2010 and 2009, respectively.

The Company has agreements with certain of its officers to provide a deferred compensation benefit in the form of 16,320 shares of common stock currently held by the Company in treasury.  Such shares vest upon retirement or earlier under certain occurrences including death, involuntary termination or a change in control of the Company.  The market value of such shares approximated $63,000 at the dates of grant, which is being amortized on the straight-line method through the specified dates of retirement.

NOTE 9.  Litigation

The Company is one of several defendants in a patent infringement suit commenced by Lectrolarm Custom Systems, Inc. in May 2003 in the United States District Court for the Western District of Tennessee.  The alleged infringement by the Company relates to its dome camera and system controller product lines, among other products that collectively represent significant sales to the Company.  Among other things, the suit seeks past damages, enhanced damages and attorney’s fees. The Company and its outside patent counsel believe that the complaint against the Company is without merit and is vigorously defending itself in a joint defense with certain other named defendants. In January 2006, the Company received the plaintiff’s claim for past damages through December 31, 2005 that approximated $11.7 million plus pre-judgment interest. Such damages claim was based upon $233 million of alleged infringing product sales for the period at a royalty rate of 5%.

In January 2005, the Company petitioned the U.S. Patent and Trademark Office (USPTO) to reexamine the plaintiff’s patent, believing it to be invalid.  In April 2006, the USPTO issued a non-final office action rejecting all of the plaintiff’s patent claims asserted against the Company citing the existence of prior art of the Company and another defendant.  On June 30, 2006, the Federal District Court granted the defendants’ motion for continuance (delay) of the trial, pending the outcome of the USPTO’s reexamination proceedings.  In February 2007, the USPTO issued a Final Rejection of the six claims in the plaintiff’s patent asserted against the Company and in May 2007, the plaintiff appealed the examiner’s decision to the USPTO Board of Patent Appeals and Interferences (BPAI). On August 16, 2010, the BPAI issued its decision to affirm the USPTO examiner’s finding of invalidity of two of the asserted claims and reversed the examiner’s finding of invalidity of the other three claims. In August 2010, Federal District Court granted the plaintiff’s motion to reopen the case, which has been scheduled for trial in early 2012. The Company believes that it has substantial non-infringement and invalidity defenses to the plaintiff’s remaining claims and has recently filed a petition with the USPTO to reexamine such claims based upon newly discovered prior art.

The Company believes that the plaintiff’s damages claims through 2005 are without merit and has not yet received their subsequent damages claims through the expiration of their patent in May 2009.  Due to the inherent uncertainty of a jury trial and technical nature of this matter, the Company has been unable to reasonably estimate a range of possible loss, if any, at this time.  The Company has held settlement discussions with the plaintiff in the past with no result and may continue to do so in the future. However, there is no assurance that any settlement can be reached.

Notwithstanding any of the foregoing, the matter could ultimately result in a liability that is material to the Company’s results of operations and financial position. The Company has been informed by its legal counsel that the estimated future cost of this litigation could approximate $1.7 million through trial, including legal and expert witness representation.

In the normal course of business, the Company is a party to certain other claims and litigation.  Management believes that the settlement of such claims and litigation, considered in the aggregate, will not have a material adverse effect on the Company’s financial position and results of operations.

NOTE 10.  Related Party Transactions

As of September 30, 2010, CBC Co., Ltd. and affiliates (“CBC”) owned approximately 12.1% of the Company’s outstanding common stock.  The Company, which has been conducting business with CBC since 1979, imports certain finished products and components through CBC and also sells its products to CBC.  The Company purchased approximately $138,000, $227,000 and $448,000 of products and components from CBC in fiscal years 2010, 2009, and 2008, respectively, and the Company sold $69,000, $30,000 and $53,000 of products to CBC for distribution in fiscal years 2010, 2009, and 2008, respectively.  At September 30, 2010 and 2009, the Company owed $22,000 and $17,000, respectively, to CBC.  At September 30, 2009, CBC owed $1,000 to the Company resulting from purchases and sales of products.

NOTE 11:  Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements” (ASU 2009-13) and ASU 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements” (ASU 2009-14).  ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered.  ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality.  These new updates become effective on a prospective basis for the Company’s fiscal year ended September 30, 2011.  The Company does not expect that the adoption of these updates will have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE 12.  Quarterly Financial Data (unaudited)

				Earnings (Loss) Per Share
Quarter			Net
Ended	Net Sales	Gross Profit	Income (Loss)	Basic	Diluted

Fiscal 2010
December	$11,099,000	$4,638,000	$(697,000)	$(.15)	$(.15)
March	11,375,000	4,673,000	(690,000)	(.15)	(.15)
June	13,091,000	5,597,000	17,000	-	-
September	13,116,000	5,590,000	120,000	.03	.03
Total	$48,681,000	$20,498,000	$(1,250,000)	$(.28)	$(.28)

Fiscal 2009
December	$15,700,000	$7,147,000	$508,000	$.11	$.11
March	14,707,000	6,557,000	390,000	.08	.08
June	14,754,000	6,513,000	474,000	.10	.10
September	15,284,000	7,076,000	645,000	.14	.14
Total	$60,445,000	$27,293,000	$2,017,000	$.44	$.43

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

December 22, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

VICON INDUSTRIES, INC.

/s/ Kenneth M. Darby		December 22, 2010
Kenneth M. Darby	Chairman and CEO	Date

/s/ Peter F. Neumann		December 22, 2010
Peter F. Neumann	Director	Date

/s/ Bernard F. Reynolds		December 22, 2010
Bernard F. Reynolds	Director	Date

/s/ W. Gregory Robertson		December 22, 2010
W. Gregory Robertson	Director	Date

/s/ Arthur D. Roche		December 22, 2010
Arthur D. Roche	Director	Date