Form 10-Q
period 2010-12-31
VICON INDUSTRIES INC /NY/
filed 2011-02-10
CIK 310056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

At February 9, 2011, the registrant had outstanding 4,480,836 shares of Common Stock, $.01 par value.

VICON INDUSTRIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended

	12/31/10	12/31/09

Net sales	$11,727,525	$11,099,291
Cost of sales	6,918,592	6,461,846
Gross profit	4,808,933	4,637,445

Operating expenses:
Selling, general and administrative expense	4,093,528	4,384,993
Engineering & development expense	1,441,440	1,356,053
	5,534,968	5,741,046

Operating loss	(726,035)	(1,103,601)

Interest income	(84,310)	(52,552)
Other expense (income)	(10,601)	6,058

Loss before income taxes	(631,124)	(1,057,107)

Income tax benefit	(177,000)	(360,000)

Net loss	$(454,124)	$(697,107)

Loss per share:
Basic and diluted	$(.10)	$(.15)

Weighted average shares outstanding:

Basic	4,481,198	4,589,309

Diluted	4,481,198	4,589,309

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	12/31/10	9/30/10
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$8,887,497	$8,789,967
Marketable securities	5,325,820	5,358,537
Accounts receivable, net	8,274,891	10,021,342
Inventories:
Parts, components, and materials	3,992,603	3,706,372
Work-in-process	2,280,523	2,416,690
Finished products	5,045,053	4,957,865
	11,318,179	11,080,927
Recoverable income taxes	162,092	146,161
Deferred income taxes	765,040	760,313
Prepaid expenses and other current assets	667,702	508,937
TOTAL CURRENT ASSETS	35,401,221	36,666,184

Property, plant and equipment	12,761,520	12,656,955
Less accumulated depreciation and amortization	(8,161,322)	(8,033,178)
	4,600,198	4,623,777
Deferred income taxes	1,537,028	1,382,686
Other assets	1,312,689	1,253,784
TOTAL ASSETS	$42,851,136	$43,926,431

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,370,213	$3,437,460
Accrued compensation and employee benefits	2,112,512	2,286,103
Accrued expenses	1,074,417	1,254,482
Unearned revenue	620,703	705,484
Income taxes payable	32,589	32,589
TOTAL CURRENT LIABILITIES	7,210,434	7,716,118

Unearned revenue	287,496	308,063
Other long-term liabilities	2,393,763	2,358,306
TOTAL LIABILITIES	9,891,693	10,382,487

SHAREHOLDERS’ EQUITY
Common stock, par value $.01	52,930	52,861
Capital in excess of par value	24,684,289	24,583,239
Retained earnings	12,647,542	13,101,666
Less treasury stock, at cost	(4,062,414)	(3,987,869)
Accumulated other comprehensive loss	(362,904)	(205,953)
TOTAL SHAREHOLDERS’ EQUITY	32,959,443	33,543,944
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$42,851,136	$43,926,431

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	12/31/10	12/31/09
Cash flows from operating activities:
Net loss	$(454,124)	$(697,107)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	161,761	180,191
Amortization of deferred compensation	1,202	1,202
Stock compensation expense	77,968	76,663
Deferred income taxes	(157,000)	(122,000)
Change in assets and liabilities:
Accounts receivable, net	1,686,959	2,391,574
Inventories	(272,697)	(377,971)
Recoverable income taxes	(19,504)	(299,330)
Prepaid expenses and other current assets	(166,716)	(132,386)
Other assets	(58,905)	(29,985)
Accounts payable	(25,689)	(1,599,503)
Accrued compensation and employee benefits	(169,558)	(710,851)
Accrued expenses	(77,889)	27,418
Unearned revenue	(105,348)	(33,306)
Income taxes payable	-	(123,078)
Other liabilities	38,172	(105,961)
Net cash provided by (used in)
operating activities	458,632	(1,554,430)

Cash flows from investing activities:
Net decrease (increase) in marketable securities	(79,083)	3,409
Capital expenditures	(160,855)	(84,520)
Net cash used in investing activities	(239,938)	(81,111)

Cash flows from financing activities:
Repurchases of common stock	(74,545)	(379,248)
Proceeds from exercise of stock options	21,949	9,117
Net cash used in financing activities	(52,596)	(370,131)
Effect of exchange rate changes on cash	(68,568)	16,333

Net increase (decrease) in cash	97,530	(1,989,339)
Cash at beginning of year	8,789,967	16,650,191
Cash at end of period	$8,887,497	$14,660,852

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2010

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2010.  Certain prior year amounts have been reclassified to conform to the current period presentation.

Note 2:  Marketable Securities

Marketable securities consist of mutual fund investments principally in federal, state and local government debt securities of $5,285,791 and holdings in an equity security of $40,029.  Such mutual fund investments are stated at market value based on quoted market prices (Level 1 inputs) and are classified as available-for-sale under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320 (FASB Statement of Financial Accounting Standards (SFAS) No. 115), with unrealized gains and losses reported in accumulated other comprehensive income as a component of shareholders’ equity. The cost of such securities at December 31, 2010 was $5,336,340, with $10,520 of cumulative unrealized losses reported at December 31, 2010.

Note 3:  Accounts Receivable

Accounts receivable is stated net of an allowance for uncollectible accounts of $1,008,000 and $982,000 as of December 31, 2010 and September 30, 2010, respectively.

Note 4:  Loss per Share

Basic loss per share (EPS) is computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options and under deferred compensation agreements.

The following tables provide the components of the basic and diluted EPS computations for the three month periods ended December 31, 2010 and 2009:

	Three Months Ended December 31,
	2010	2009
Basic EPS Computation
Net loss	$(454,124)	$(697,107)
Weighted average shares outstanding	4,481,198	4,589,309
Basic loss per share	$(.10)	$(.15)

	Three Months Ended December 31,
	2010	2009
Diluted EPS Computation
Net loss	$(454,124)	$(697,107)

Weighted average shares outstanding	4,481,198	4,589,309
Stock options	-	-
Stock compensation arrangements	-	-
Diluted shares outstanding	4,481,198	4,589,309

Diluted loss per share	$(.10)	$(.15)

For the three months ended December 31, 2010 and 2009, 45,411 and 105,419 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive.

Note 5:   Comprehensive Loss

The Company's total comprehensive loss for the three month periods ended December 31, 2010 and 2009 was as follows:

	Three Months Ended December 31,
	2010	2009
Net loss	$(454,124)	$(697,107)
Other comprehensive income (loss):
Unrealized loss on securities, net of tax	(70,433)	(1,421)
Unrealized gain on derivatives, net of tax	62,385	52,302
Foreign currency translation adjustment	(148,903)	27,732
Comprehensive loss	$(611,075)	$(618,494)

The accumulated other comprehensive loss balances at December 31, 2010 and September 30, 2010 consisted of the following:

	December 31, 2010	September 30, 2010
Foreign currency translation adjustment	$(346,160)	$(197,257)
Unrealized loss on derivatives, net of tax	(6,224)	(68,609)
Unrealized gain (loss) on securities, net of tax	(10,520)	59,913
Accumulated other comprehensive loss	$(362,904)	$(205,953)

Note 6:   Derivative Instruments

The Company enters into forward exchange contracts to hedge certain foreign currency exposures and minimize the effect of such fluctuations on reported earnings and cash flow.  The Company’s ongoing foreign currency exchange risks include intercompany sales of product and services between subsidiary companies operating in differing functional currencies.

At December 31, 2010, the Company had forward exchange contracts outstanding with notional amounts aggregating $3.4 million, whose aggregate fair value was a liability of approximately $9,880.  Such fair value was determined using published market exchange rates.  The change in the amount of the asset or liability for these instruments is shown as a component of accumulated other comprehensive income, net of tax.

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

The Company follows ASC 718 (SFAS No. 123(R), “Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their grant date fair values and over the requisite service period.  For the three-month periods ended December 31, 2010 and 2009, the Company recorded non-cash compensation expense of $77,968 and $76,663, respectively, ($.02 and $.02 per basic and diluted share, respectively) relating to stock compensation.

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

In January 2005, the Company petitioned the U.S. Patent and Trademark Office (USPTO) to reexamine the plaintiff’s patent, believing it to be invalid.  In April 2006, the USPTO issued a non-final office action rejecting all of the plaintiff’s patent claims asserted against the Company citing the existence of prior art of the Company and another defendant.  On June 30, 2006, the Federal District Court granted the defendants’ motion for continuance (delay) of the trial, pending the outcome of the USPTO’s reexamination proceedings.  In February 2007, the USPTO issued a Final Rejection of the six claims in the plaintiff’s patent asserted against the Company and in May 2007, the plaintiff appealed the examiner’s decision to the USPTO Board of Patent Appeals and Interferences (BPAI). On August 16, 2010, the BPAI issued its decision to affirm the USPTO examiner’s finding of invalidity of two of the asserted claims and reversed the examiner’s finding of invalidity of the other four claims. In August 2010, Federal District Court granted the plaintiff’s motion to reopen the case, which has been scheduled for trial in early 2012. The Company believes that it has substantial non-infringement and invalidity defenses to the plaintiff’s remaining claims and in November 2010, filed a petition with the USPTO to reexamine such claims based upon newly discovered prior art. In January 2011, the Company’s request for reexamination was granted by the USPTO.

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

Notwithstanding any of the foregoing, the matter could ultimately result in a liability that is material to the Company’s results of operations and financial position. The Company has been informed by its legal counsel that the estimated future cost of this litigation could approximate $1.6 million through trial, including legal and expert witness representation.

In the normal course of business, the Company is a party to certain other claims and litigation.  Management believes that the settlement of such claims and litigation, considered in the aggregate, will not have a material adverse effect on the Company’s financial position and results of operations.

Note 9:  Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements” (ASU 2009-13) and ASU 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements” (ASU 2009-14).  ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered.  ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality.  These new updates became effective in the Company’s December 31, 2010 quarter and had no material impact upon its consolidated financial position, results of operations or cash flows.

Note 10:  Income Taxes

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  The Company files U.S. Federal and State income tax returns and foreign tax returns in the United Kingdom, Germany and Israel.  The Company is generally no longer subject to tax examinations in such jurisdictions for fiscal years prior to 2003 in the U.S. and 2005 in the U.K., Germany and Israel.

Note 11:  Fair Value

The majority of the Company’s non-financial assets and liabilities are not required to be carried at fair value on a recurring basis, but the Company is required on a non-recurring basis to use fair value measurements when analyzing asset impairment as it relates to long-lived assets.  The carrying amounts for trade accounts and other receivables, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.  The fair value of the Company’s foreign currency forward exchange contracts is estimated by obtaining quoted market exchange rates for similar contracts (Level 2 inputs).  The contracted exchange rates on committed forward exchange contracts was approximately $9,880 less favorable than the market rates for similar term contracts at December 31, 2010.

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

The Company sells high-end video systems and system components in a highly competitive worldwide marketplace principally to authorized security dealers and system integrators. Such dealers and integrators typically resell the Company’s products directly to end users, among other services. The Company’s sales are principally project based and are largely dependent upon winning projects, construction activities and the timing of funding.  Sales will vary from period to period depending upon many factors including seasonal and geographic trends in construction activities and the timing of deliveries due to changes in project schedules and funding. The Company does not maintain a sizable backlog as its customer orders are typically deliverable within three months or often upon receipt of order. The Company’s operating cost structure is principally fixed and therefore profitability is largely dependent upon sales levels. Since fiscal year 2009, the Company’s sales levels have been impacted by the worldwide economic downturn as capital expenditures for construction and renovation projects have weakened.  Such sales declines have had an adverse impact on the Company’s financial results for these periods.

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

Results of Operations
Three Months Ended December 31, 2010 Compared with December 31, 2009

Net sales for the quarter ended December 31, 2010 increased 6% to $11.7 million compared with $11.1 million in the year ago period.  Domestic sales increased 15% to $7.3 million compared with $6.4 million in the year ago period while international sales decreased 7% to $4.4 million compared with $4.7 million in the year ago period.  Order intake for the quarter ended December 31, 2010 decreased 3% to $13.3 million compared with $13.7 million in the year ago period. The backlog of unfilled orders increased $1.6 million to $4.6 million at December 31, 2010 compared with $3.0 million at September 30, 2010.

Gross profit margins for the first quarter of fiscal 2011 decreased to 41.0% compared with 41.8% in the year ago period.  The decrease in margins in the current year quarter reflects reduced margins as a result of competitive pressures and less favorable product mix on certain large project sales.

Total operating expenses for the first quarter of fiscal 2011 decreased to $5.5 million or 47% of net sales compared with $5.7 million or 52% of net sales in the year ago quarter.  Selling, general and administrative expenses decreased to $4.1 million for the first quarter of fiscal 2011 compared with $4.4 million in the year ago quarter.  The Company maintained its investment level in new product development in the current quarter, incurring $1.4 million of engineering and development costs compared with $1.4 million in the year ago period.  The Company has substantially maintained its selling, general and administrative cost structure in anticipation of improving market conditions.

The Company incurred an operating loss of $726,000 in the first quarter of fiscal 2011 compared with an operating loss of $1.1 million in the year ago period.

Interest income increased to $84,000 for the first quarter of fiscal 2011 compared with $53,000 in the year ago quarter due principally to higher market yields on marketable security investments in the current quarter.  During 2010, the Company increased its investment in marketable securities by $5.1 million in an effort to improve its yields on invested cash balances.  Such marketable securities consisted of mutual fund investments principally in federal, state and local government debt securities.  Other expense (income) included $11,000 of income for the first quarter of 2011 compared with $6,000 of losses in the year ago quarter principally representing changes in the market value of certain equity securities held.

The Company recorded an income tax benefit of $177,000 for the first quarter of fiscal 2011 compared with a benefit of $360,000 in the year ago quarter as a result of pretax losses incurred in the quarters.

As a result of the foregoing, the Company reported a net loss of $454,000 for the first quarter of fiscal 2011 compared with a net loss of $697,000 in the year ago period.

Liquidity and Capital Resources

Net cash provided by operating activities was $459,000 for the first quarter of fiscal 2011.  Cash generated from a $1.7 million reduction in accounts receivable due to lower sales was offset in part by $370,000 of losses net of non-cash items and an $858,000 net reduction in other operating assets and liabilities.  Net cash used in investing activities was $240,000 for the first quarter of fiscal 2011 consisting of $79,000 of marketable securities purchases and $161,000 of general capital expenditures.  The marketable security purchases consisted of mutual fund investments principally in federal, state and local government debt securities.  Net cash used in financing activities was $53,000 for the first quarter of fiscal 2011, which included $75,000 of common stock repurchases offset in part by $22,000 of proceeds received from the exercise of stock options.  As a result of the foregoing, cash (exclusive of marketable securities) increased by $98,000 for the first quarter of fiscal 2011 after the minimal effect of exchange rate changes on the cash position of the Company.

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

In January 2005, the Company petitioned the U.S. Patent and Trademark Office (USPTO) to reexamine the plaintiff’s patent, believing it to be invalid.  In April 2006, the USPTO issued a non-final office action rejecting all of the plaintiff’s patent claims asserted against the Company citing the existence of prior art of the Company and another defendant.  On June 30, 2006, the Federal District Court granted the defendants’ motion for continuance (delay) of the trial, pending the outcome of the USPTO’s reexamination proceedings.  In February 2007, the USPTO issued a Final Rejection of the six claims in the plaintiff’s patent asserted against the Company and in May 2007, the plaintiff appealed the examiner’s decision to the USPTO Board of Patent Appeals and Interferences (BPAI). On August 16, 2010, the BPAI issued its decision to affirm the USPTO examiner’s finding of invalidity of two of the asserted claims and reversed the examiner’s finding of invalidity of the other four claims. In August 2010, Federal District Court granted the plaintiff’s motion to reopen the case, which has been scheduled for trial in early 2012. The Company believes that it has substantial non-infringement and invalidity defenses to the plaintiff’s remaining claims and in November 2010, filed a petition with the USPTO to reexamine such claims based upon newly discovered prior art. In January 2011, the Company’s request for reexamination was granted by the USPTO.

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

Notwithstanding any of the foregoing, the matter could ultimately result in a liability that is material to the Company’s results of operations and financial position. The Company has been informed by its legal counsel that the estimated future cost of this litigation could approximate $1.6 million through trial, including legal and expert witness representation.

Critical Accounting Policies

The Company's significant accounting policies are fully described in Note 1 to the Company's consolidated financial statements included in its September 30, 2010 Annual Report on Form 10-K.  Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

For products that include more than incidental software, and for separate licenses of the Company’s software products, the Company recognizes revenue in accordance with the provisions of FASB Accounting Standards Update (ASU) 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements” (ASU 2009-13).  ASU 2009-13, which was adopted by the Company effective October 1, 2010 on a prospective basis, provides revenue recognition guidance for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable in the arrangement based on the fair value of the elements.  The fair value for each deliverable is based on vendor-specific objective evidence ("VSOE") if available, third-party evidence ("TPE") if VSOE is not available, or best estimate of selling price ("BESP") if neither VSOE nor TPE is available.  BESP must be determined in a manner that is consistent with that used to determine the price to sell the specific elements on a standalone basis.

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

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management evaluates the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010 and concluded that it is effective.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

In January 2005, the Company petitioned the U.S. Patent and Trademark Office (USPTO) to reexamine the plaintiff’s patent, believing it to be invalid.  In April 2006, the USPTO issued a non-final office action rejecting all of the plaintiff’s patent claims asserted against the Company citing the existence of prior art of the Company and another defendant.  On June 30, 2006, the Federal District Court granted the defendants’ motion for continuance (delay) of the trial, pending the outcome of the USPTO’s reexamination proceedings.  In February 2007, the USPTO issued a Final Rejection of the six claims in the plaintiff’s patent asserted against the Company and in May 2007, the plaintiff appealed the examiner’s decision to the USPTO Board of Patent Appeals and Interferences (BPAI). On August 16, 2010, the BPAI issued its decision to affirm the USPTO examiner’s finding of invalidity of two of the asserted claims and reversed the examiner’s finding of invalidity of the other four claims. In August 2010, Federal District Court granted the plaintiff’s motion to reopen the case, which has been scheduled for trial in early 2012. The Company believes that it has substantial non-infringement and invalidity defenses to the plaintiff’s remaining claims and in November 2010, filed a petition with the USPTO to reexamine such claims based upon newly discovered prior art. In January 2011, the Company’s request for reexamination was granted by the USPTO.

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

Notwithstanding any of the foregoing, the matter could ultimately result in a liability that is material to the Company’s results of operations and financial position. The Company has been informed by its legal counsel that the estimated future cost of this litigation could approximate $1.6 million through trial, including legal and expert witness representation.

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

The following table summarizes the Company’s purchases of common stock in open market transactions or otherwise for the three month period ended December 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

10/01/10-10/31/10	12,956	$4.06	$1,233,166
11/01/10-11/30/10	-	-	$1,233,166
12/01/10-12/31/10	5,140	4.27	$1,211,217
Total	18,096	$4.12

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

February 10, 2011

/s/ Kenneth M. Darby	/s/ John M. Badke
Kenneth M. Darby	John M. Badke
Chairman and	Senior Vice President, Finance and
Chief Executive Officer	Chief Financial Officer