Form 10-Q
period 2011-03-31
VICON INDUSTRIES INC /NY/
filed 2011-05-12
CIK 310056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

At May 11, 2011, the registrant had outstanding 4,486,836 shares of Common Stock, $.01 par value.

VICON INDUSTRIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended

	3/31/11	3/31/10

Net sales	$12,077,325	$11,374,704
Cost of sales	7,374,592	6,701,311
Gross profit	4,702,733	4,673,393

Operating expenses:
Selling, general and administrative expense	4,301,069	4,314,036
Engineering & development expense	1,472,144	1,385,660
	5,773,213	5,699,696

Operating loss	(1,070,480)	(1,026,303)

Interest income	(48,140)	(52,149)
Other income	(1,188)	(3,146)

Loss before income taxes	(1,021,152)	(971,008)

Income tax benefit	(308,000)	(281,000)

Net loss	$(713,152)	$(690,008)

Loss per share:
Basic and diluted	$(.16)	$(.15)

Weighted average shares outstanding:

Basic and diluted	4,480,836	4,532,981

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended

	3/31/11	3/31/10

Net sales	$23,804,850	$22,473,995
Cost of sales	14,293,184	13,163,157
Gross profit	9,511,666	9,310,838

Operating expenses:
Selling, general and administrative expense	8,394,596	8,699,029
Engineering & development expense	2,913,584	2,741,713
	11,308,180	11,440,742

Operating loss	(1,796,514)	(2,129,904)

Interest income	(132,448)	(104,701)
Other expense (income)	(11,790)	2,912

Loss before income taxes	(1,652,276)	(2,028,115)

Income tax benefit	(485,000)	(641,000)

Net loss	$(1,167,276)	$(1,387,115)

Loss per share:
Basic and diluted	$(.26)	$(.30)

Weighted average shares outstanding:

Basic and diluted	4,481,018	4,561,452

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	3/31/11	9/30/10
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$8,637,997	$8,789,967
Marketable securities	5,346,794	5,358,537
Accounts receivable, net	7,865,620	10,021,342
Inventories:
Parts, components, and materials	4,505,003	3,706,372
Work-in-process	1,854,783	2,416,690
Finished products	5,231,652	4,957,865
	11,591,438	11,080,927
Recoverable income taxes	171,690	146,161
Deferred income taxes	795,376	760,313
Prepaid expenses and other current assets	623,051	508,937
TOTAL CURRENT ASSETS	35,031,966	36,666,184

Property, plant and equipment	12,929,122	12,656,955
Less accumulated depreciation and amortization	(8,384,575)	(8,033,178)
	4,544,547	4,623,777
Deferred income taxes	1,846,243	1,382,686
Other assets	1,366,329	1,253,784
TOTAL ASSETS	$42,789,085	$43,926,431

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,459,156	$3,437,460
Accrued compensation and employee benefits	2,221,615	2,286,103
Accrued expenses	1,201,469	1,254,482
Unearned revenue	591,771	705,484
Income taxes payable	32,589	32,589
TOTAL CURRENT LIABILITIES	7,506,600	7,716,118

Unearned revenue	281,710	308,063
Other long-term liabilities	2,420,028	2,358,306
TOTAL LIABILITIES	10,208,338	10,382,487

SHAREHOLDERS’ EQUITY
Common stock, par value $.01	52,930	52,861
Capital in excess of par value	24,758,784	24,583,239
Retained earnings	11,934,390	13,101,666
Less treasury stock, at cost	(4,062,414)	(3,987,869)
Accumulated other comprehensive loss	(102,943)	(205,953)
TOTAL SHAREHOLDERS’ EQUITY	32,580,747	33,543,944
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$42,789,085	$43,926,431

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	3/31/11	3/31/10
Cash flows from operating activities:
Net loss	$(1,167,276)	$(1,387,115)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	333,105	363,246
Amortization of deferred compensation	2,378	2,378
Stock compensation expense	151,287	154,224
Deferred income taxes	(461,202)	(370,000)
Change in assets and liabilities:
Accounts receivable, net	2,193,365	2,157,811
Inventories	(484,182)	673,595
Recoverable income taxes	(23,318)	(332,286)
Prepaid expenses and other current assets	(110,272)	(236,485)
Other assets	(112,545)	(32,931)
Accounts payable	1,355	(467,611)
Accrued compensation and employee benefits	(67,391)	(752,836)
Accrued expenses	(25,643)	(108,949)
Unearned revenue	(140,066)	124,494
Income taxes payable	-	(123,267)
Other liabilities	59,942	(85,997)
Net cash provided by (used in)
operating activities	149,537	(421,729)

Cash flows from investing activities:
Net increase in marketable securities	(112,896)	(5,022,120)
Capital expenditures	(239,371)	(250,354)
Net cash used in investing activities	(352,267)	(5,272,474)

Cash flows from financing activities:
Repurchases of common stock	(74,545)	(695,071)
Proceeds from exercise of stock options	21,949	49,511
Net cash used in financing activities	(52,596)	(645,560)
Effect of exchange rate changes on cash	103,356	(205,349)

Net decrease in cash	(151,970)	(6,545,112)
Cash at beginning of year	8,789,967	16,650,191
Cash at end of period	$8,637,997	$10,105,079

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2011

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2010.  Certain prior year amounts have been reclassified to conform to the current period presentation.

Note 2:  Marketable Securities

Marketable securities consist of mutual fund investments principally in federal, state and local government debt securities of $5,305,576 and holdings in an equity security of $41,218.  Such mutual fund investments are stated at market value based on quoted market prices (Level 1 inputs) and are classified as available-for-sale under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320 (FASB Statement of Financial Accounting Standards (SFAS) No. 115), with unrealized gains and losses reported in accumulated other comprehensive income as a component of shareholders’ equity. The cost of such securities at March 31, 2011 was $5,365,403, with $18,609 of cumulative unrealized losses reported at March 31, 2011.

Note 3:  Accounts Receivable

Accounts receivable is stated net of an allowance for uncollectible accounts of $1,025,000 and $982,000 as of March 31, 2011 and September 30, 2010, respectively.

Note 4:  Loss per Share

Basic loss per share (EPS) is computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options and under deferred compensation agreements.

The following tables provide the components of the basic and diluted EPS computations for the three month and six month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Basic EPS Computation
Net loss	$(713,152)	$(690,008)	$(1,167,276)	$(1,387,115)
Weighted average shares outstanding	4,480,836	4,532,981	4,481,018	4,561,452
Basic loss per share	$(.16)	$(.15)	$(.26)	$(.30)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Diluted EPS Computation
Net loss	$(713,152)	$(690,008)	$(1,167,276)	$(1,387,115)
Weighted average shares outstanding	4,480,836	4,532,981	4,481,018	4,561,452
Stock options	-	-	-	-
Stock compensation arrangements	-	-	-	-
Diluted shares outstanding	4,480,836	4,532,981	4,481,018	4,561,452
Diluted loss per share	$(.16)	$(.15)	$(.26)	$(.30)

For the three months ended March 31, 2011 and 2010, 58,794 and 86,309 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive.  For the six months ended March 31, 2011 and 2010, 52,103 and 95,864 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive.

Note 5:   Comprehensive Loss

The Company's total comprehensive loss for the three month and six month periods ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Net loss	$(713,152)	$(690,008)	$(1,167,276)	$(1,387,115)
Other comprehensive income (loss):
Unrealized loss on securities, net of tax	(8,089)	(9,135)	(78,522)	(10,556)
Unrealized gain (loss) on derivatives, net of tax	(43,565)	44,724	18,820	97,026
Foreign currency translation adjustment	311,615	(411,863)	162,712	(384,131)
Comprehensive loss	$(453,191)	$(1,066,282)	$(1,064,266)	$(1,684,776)

The accumulated other comprehensive loss balances at March 31, 2011 and September 30, 2010 consisted of the following:

	March 31, 2011	September 30, 2010
Foreign currency translation adjustment	$(34,545)	$(197,257)
Unrealized loss on derivatives, net of tax	(49,789)	(68,609)
Unrealized gain (loss) on securities, net of tax	(18,609)	59,913
Accumulated other comprehensive loss	$(102,943)	$(205,953)

Note 6:   Derivative Instruments

The Company enters into forward exchange contracts to hedge certain foreign currency exposures and minimize the effect of such fluctuations on reported earnings and cash flow.  The Company’s ongoing foreign currency exchange risks include intercompany sales of product and services between subsidiary companies operating in differing functional currencies.

At March 31, 2011, the Company had forward exchange contracts outstanding with notional amounts aggregating $3.4 million, whose aggregate fair value was a liability of approximately $79,031.  Such fair value was determined using published market exchange rates.  The change in the amount of the asset or liability for these instruments is shown as a component of accumulated other comprehensive income, net of tax.

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

The Company follows ASC 718 (SFAS No. 123(R), “Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their grant date fair values and over the requisite service period.  For the three-month periods ended March 31, 2011 and 2010, the Company recorded non-cash compensation expense of $73,319 and $77,561 respectively, ($.02 and $.02 per basic and diluted share, respectively) relating to stock compensation.  For the six-month periods ended March 31, 2011 and 2010, the Company recorded non-cash compensation expense of $151,287 and $154,224, respectively, ($.03 and $.03 per basic and diluted share, respectively) relating to stock compensation.

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

In January 2005, the Company petitioned the U.S. Patent and Trademark Office (USPTO) to reexamine the plaintiff’s patent, believing it to be invalid.  In April 2006, the USPTO issued a non-final office action rejecting all of the plaintiff’s patent claims asserted against the Company citing the existence of prior art of the Company and another defendant.  On June 30, 2006, the Federal District Court granted the defendants’ motion for continuance (delay) of the trial, pending the outcome of the USPTO’s reexamination proceedings.  In February 2007, the USPTO issued a Final Rejection of the six claims in the plaintiff’s patent asserted against the Company and in May 2007, the plaintiff appealed the examiner’s decision to the USPTO Board of Patent Appeals and Interferences (BPAI). On August 16, 2010, the BPAI issued its decision to affirm the USPTO examiner’s finding of invalidity of two of the asserted claims and reversed the examiner’s finding of invalidity of the other four claims. In August 2010, Federal District Court granted the plaintiff’s motion to reopen the case, which has been scheduled for trial in early 2012. The Company believes that it has substantial non-infringement and invalidity defenses to the plaintiff’s remaining claims and in November 2010, filed a petition with the USPTO to reexamine such claims based upon newly discovered prior art. In January 2011, the Company’s request for reexamination was granted by the USPTO and is pending an appeal by the plaintiff.

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

Notwithstanding any of the foregoing, the matter could ultimately result in a liability that is material to the Company’s results of operations and financial position. The Company has been informed by its legal counsel that the estimated future cost of this litigation could approximate $1.5 million through trial, including legal and expert witness representation.

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

Note 11:  Fair Value

The majority of the Company’s non-financial assets and liabilities are not required to be carried at fair value on a recurring basis, but the Company is required on a non-recurring basis to use fair value measurements when analyzing asset impairment as it relates to long-lived assets.  The carrying amounts for trade accounts and other receivables, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.  The fair value of the Company’s foreign currency forward exchange contracts is estimated by obtaining quoted market exchange rates for similar contracts (Level 2 inputs).  The contracted exchange rates on committed forward exchange contracts was approximately $79,031 less favorable than the market rates for similar term contracts at March 31, 2011.

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

The Company has a foreign sales and distribution subsidiary in Europe that conducts business in British pounds and Euros that represented approximately 31% of the Company’s consolidated sales for fiscal 2010. It also has an Israel based engineering and development subsidiary that incurs a majority of its operating expenses in Shekels that represented approximately 18% of the Company’s operating expenses for fiscal 2010. During fiscal 2009, there were material changes in exchange rates between world currencies that affected the Company’s financial statements. In 2009, U.S. dollar gained on average 21% against the British pound, 10% against the Euro and 8% against the Shekel compared with 2008. This served to reduce the Company’s consolidated reported sales and costs in these currencies on a translation basis, increase the cost of European subsidiaries U.S. dollar based sourced product costs and incur company-wide negative result impacts on the settlements of transactional balances between companies. Subsequent to fiscal 2009, such world currency exchange rate changes have moderated, which significantly lessened the Company’s currency impacts compared with 2009. The Company has also historically secured selected forward currency exchange contracts to help stabilize the impact of changing exchange rates and will continue to do so in fiscal 2011.

Results of Operations
Three Months Ended March 31, 2011 Compared with March 31, 2010

Net sales for the quarter ended March 31, 2011 increased 6% to $12.1 million compared with $11.4 million in the year ago period.  Domestic sales increased 14% to $7.1 million compared with $6.2 million in the year ago period while international sales decreased 3% to $5.0 million compared with $5.2 million in the year ago period.  Order intake for the quarter ended March 31, 2011 increased 3% to $12.1 million compared with $11.8 million in the year ago period. The backlog of unfilled orders increased $1.6 million to $4.6 million at March 31, 2011 compared with $3.0 million at September 30, 2010.

Gross profit margins for the second quarter of fiscal 2011 decreased to 38.9% compared with 41.1% in the year ago period.  The decrease in current quarter margins was the result of increased competitive pressures in the worldwide security market and less favorable product mix on certain project sales.

Total operating expenses for the second quarter of fiscal 2011 increased to $5.8 million or 48% of net sales compared with $5.7 million or 50% of net sales in the year ago quarter.  Selling, general and administrative expenses were $4.3 million for the second quarter of fiscal 2011 compared with $4.3 million in the year ago quarter.  In the current quarter, the Company incurred $169,000 of legal fees in defense of the patent infringement suit compared with no costs incurred in the year ago period.  The Company maintained its investment level in new product development in the current quarter, incurring $1.5 million of engineering and development costs compared with $1.4 million in the year ago period.  The Company has substantially maintained its selling, general and administrative cost structure in anticipation of improving market conditions.

The Company incurred an operating loss of $1.1 million in the second quarter of fiscal 2011 compared with an operating loss of $1.0 million in the year ago period.

Interest income decreased to $48,000 for the second quarter of fiscal 2011 compared with $52,000 in the year ago quarter due principally to lower investable balances in the current quarter.  During fiscal 2010, the Company increased its investment in marketable securities by $5.1 million in an effort to improve its yields on invested cash balances.  Such marketable securities consisted of mutual fund investments principally in federal, state and local government debt securities.

The Company recorded an income tax benefit of $308,000 for the second quarter of fiscal 2011 compared with a benefit of $281,000 in the year ago quarter as a result of pretax losses incurred in the quarters.

As a result of the foregoing, the Company reported a net loss of $713,000 for the second quarter of fiscal 2011 compared with a net loss of $690,000 in the year ago period.

Results of Operations
Six Months Ended March 31, 2011 Compared with March 31, 2010

Net sales for the six months ended March 31, 2011 increased 6% to $23.8 million compared with $22.5 million in the year ago period.  Domestic sales increased 14% to $14.4 million compared with $12.6 million in the year ago period while international sales decreased 5% to $9.4 million compared with $9.9 million in the year ago period.  Order intake for the six months ended March 31, 2011 decreased slightly to $25.4 million compared with $25.5 million in the year ago period.

Gross profit margins for the first six months of fiscal 2011 decreased to 40.0% compared with 41.4% in the year ago period.  The decrease in current year period margins was the result of increased competitive pressures in the worldwide security market and less favorable product mix on certain project sales.

Total operating expenses for the first six months of fiscal 2011 decreased to $11.3 million or 48% of net sales compared with $11.4 million or 51% of net sales in the year ago period.  Selling, general and administrative expenses were $8.4 million for the first six months of fiscal 2011 compared with $8.7 million in the year ago period.  In the current year period, the Company incurred $250,000 of legal fees in defense of the patent infringement suit compared with no costs incurred in the year ago period.  The Company maintained its investment level in new product development in the current year period, incurring $2.9 million of engineering and development costs compared with $2.7 million in the year ago period.  The Company has substantially maintained its selling, general and administrative cost structure in anticipation of improving market conditions.

The Company incurred an operating loss of $1.8 million for the first six months of fiscal 2011 compared with an operating loss of $2.1 million in the year ago period.

Interest income increased to $132,000 for the first six months of fiscal 2011 compared with $105,000 in the year ago quarter due principally to higher market yields on marketable security investments in the current year period.  During fiscal 2010, the Company increased its investment in marketable securities by $5.1 million in an effort to improve its yields on invested cash balances.  Such marketable securities consisted of mutual fund investments principally in federal, state and local government debt securities.  Other expense (income) for the first six months of 2011 included $12,000 of income compared with $3,000 of losses in the year ago period principally representing changes in the market value of certain equity securities held.

The Company recorded an income tax benefit of $485,000 for the first six months of fiscal 2011 compared with a benefit of $641,000 in the year ago period as a result of pretax losses incurred in the periods.

As a result of the foregoing, the Company reported a net loss of $1.2 million for the first six months of fiscal 2011 compared with a net loss of $1.4 million in the year ago period.

Liquidity and Capital Resources

Net cash provided by operating activities was $150,000 for the first six months of fiscal 2011.  Cash generated from a $2.2 million reduction in accounts receivable was offset in part by $1.1 million of losses net of non-cash items and a $902,000 net reduction in other operating assets and liabilities.  Net cash used in investing activities was $352,000 for the first six months of fiscal 2011 consisting of $113,000 of marketable securities purchases and $239,000 of general capital expenditures.  The marketable security purchases consisted of mutual fund investments principally in federal, state and local government debt securities.  Net cash used in financing activities was $53,000 for the first six months of fiscal 2011, which included $75,000 of common stock repurchases offset in part by $22,000 of proceeds received from the exercise of stock options.  As a result of the foregoing, cash (exclusive of marketable securities) decreased by $152,000 for the first six months of fiscal 2011 after the minimal effect of exchange rate changes on the cash position of the Company.

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

In January 2005, the Company petitioned the U.S. Patent and Trademark Office (USPTO) to reexamine the plaintiff’s patent, believing it to be invalid.  In April 2006, the USPTO issued a non-final office action rejecting all of the plaintiff’s patent claims asserted against the Company citing the existence of prior art of the Company and another defendant.  On June 30, 2006, the Federal District Court granted the defendants’ motion for continuance (delay) of the trial, pending the outcome of the USPTO’s reexamination proceedings.  In February 2007, the USPTO issued a Final Rejection of the six claims in the plaintiff’s patent asserted against the Company and in May 2007, the plaintiff appealed the examiner’s decision to the USPTO Board of Patent Appeals and Interferences (BPAI). On August 16, 2010, the BPAI issued its decision to affirm the USPTO examiner’s finding of invalidity of two of the asserted claims and reversed the examiner’s finding of invalidity of the other four claims. In August 2010, Federal District Court granted the plaintiff’s motion to reopen the case, which has been scheduled for trial in early 2012. The Company believes that it has substantial non-infringement and invalidity defenses to the plaintiff’s remaining claims and in November 2010, filed a petition with the USPTO to reexamine such claims based upon newly discovered prior art. In January 2011, the Company’s request for reexamination was granted by the USPTO and is pending an appeal by the plaintiff.

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

Notwithstanding any of the foregoing, the matter could ultimately result in a liability that is material to the Company’s results of operations and financial position. The Company has been informed by its legal counsel that the estimated future cost of this litigation could approximate $1.5 million through trial, including legal and expert witness representation.

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

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management evaluates the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2011 and concluded that it is effective.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

In January 2005, the Company petitioned the U.S. Patent and Trademark Office (USPTO) to reexamine the plaintiff’s patent, believing it to be invalid.  In April 2006, the USPTO issued a non-final office action rejecting all of the plaintiff’s patent claims asserted against the Company citing the existence of prior art of the Company and another defendant.  On June 30, 2006, the Federal District Court granted the defendants’ motion for continuance (delay) of the trial, pending the outcome of the USPTO’s reexamination proceedings.  In February 2007, the USPTO issued a Final Rejection of the six claims in the plaintiff’s patent asserted against the Company and in May 2007, the plaintiff appealed the examiner’s decision to the USPTO Board of Patent Appeals and Interferences (BPAI). On August 16, 2010, the BPAI issued its decision to affirm the USPTO examiner’s finding of invalidity of two of the asserted claims and reversed the examiner’s finding of invalidity of the other four claims. In August 2010, Federal District Court granted the plaintiff’s motion to reopen the case, which has been scheduled for trial in early 2012. The Company believes that it has substantial non-infringement and invalidity defenses to the plaintiff’s remaining claims and in November 2010, filed a petition with the USPTO to reexamine such claims based upon newly discovered prior art. In January 2011, the Company’s request for reexamination was granted by the USPTO and is pending an appeal by the plaintiff.

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

Notwithstanding any of the foregoing, the matter could ultimately result in a liability that is material to the Company’s results of operations and financial position. The Company has been informed by its legal counsel that the estimated future cost of this litigation could approximate $1.5 million through trial, including legal and expert witness representation.

ITEM 1A – RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2008, the Company’s Board of Directors authorized the purchase of up to $1 million worth of shares of the Company’s outstanding common stock. In December 2009, the Board of Directors authorized the purchase of an additional $1.5 million worth of shares of the Company’s outstanding common stock.  The Company did not repurchase any of its common stock during the three month period ended March 31, 2011.  The approximate dollar value of shares that may yet be purchased under the program was $1,211,217 as of March 31, 2011.

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

May 12, 2011

/s/ Kenneth M. Darby	/s/ John M. Badke
Kenneth M. Darby	John M. Badke
Chairman and	Senior Vice President, Finance and
Chief Executive Officer	Chief Financial Officer