Form 10-Q
period 2011-06-30
VICON INDUSTRIES INC /NY/
filed 2011-08-11
CIK 310056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

At August 8, 2011, the registrant had outstanding 4,501,231 shares of Common Stock, $.01 par value.

VICON INDUSTRIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	6/30/2011	6/30/2010

Net sales	$10,950,550	$13,090,839
Cost of sales	7,074,983	7,493,908
Gross profit	3,875,567	5,596,931

Operating expenses:
Selling, general and administrative expense	4,223,274	4,161,773
Engineering & development expense	1,514,525	1,423,052
Patent litigation settlement expense	5,125,008	—
	10,862,807	5,584,825

Operating income (loss)	(6,987,240)	12,106

Interest income	(43,237)	(50,839)
Other expense	21,809	11,906

Income (loss) before income taxes	(6,965,812)	51,039

Income tax expense	2,548,000	34,000

Net income (loss)	$(9,513,812)	$17,039

Earnings (loss) per share:
Basic	$(2.12)	$—

Diluted	$(2.12)	$—

Weighted average shares outstanding:

Basic	4,491,998	4,517,475

Diluted	4,491,998	4,567,856

 See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended
	6/30/2011	6/30/2010

Net sales	$34,755,400	$35,564,834
Cost of sales	21,368,168	20,657,065
Gross profit	13,387,232	14,907,769

Operating expenses:
Selling, general and administrative expense	12,368,043	12,860,802
Engineering & development expense	4,428,109	4,164,765
Patent litigation settlement expense	5,374,834	—
	22,170,986	17,025,567

Operating loss	(8,783,754)	(2,117,798)

Interest income	(175,685)	(155,540)
Other expense	10,019	14,818

Loss before income taxes	(8,618,088)	(1,977,076)

Income tax expense (benefit)	2,063,000	(607,000)

Net loss	$(10,681,088)	$(1,370,076)

Loss per share:
Basic	$(2.38)	$(.30)

Diluted	$(2.38)	$(.30)

Weighted average shares outstanding:

Basic	4,484,676	4,546,796

Diluted	4,484,676	4,546,796

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	6/30/2011	9/30/2010
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$7,668,955	$8,789,967
Marketable securities	5,392,008	5,358,537
Accounts receivable, net	7,743,859	10,021,342
Inventories:
Parts, components, and materials	4,339,029	3,706,372
Work-in-process	1,826,596	2,416,690
Finished products	4,894,562	4,957,865
	11,060,187	11,080,927
Recoverable income taxes	92,811	146,161
Deferred income taxes	—	760,313
Prepaid expenses and other current assets	627,599	508,937
TOTAL CURRENT ASSETS	32,585,419	36,666,184

Property, plant and equipment	12,999,216	12,656,955
Less accumulated depreciation and amortization	(8,553,784)	(8,033,178)
	4,445,432	4,623,777
Deferred income taxes	—	1,382,686
Other assets	1,389,560	1,253,784
TOTAL ASSETS	$38,420,411	$43,926,431

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,336,472	$3,437,460
Accrued compensation and employee benefits	2,363,219	2,286,103
Accrued expenses	1,221,416	1,201,370
Accrued patent litigation expense	5,109,630	53,112
Unearned revenue	504,397	705,484
Income taxes payable	32,589	32,589
TOTAL CURRENT LIABILITIES	12,567,723	7,716,118

Unearned revenue - non current	236,856	308,063
Other long-term liabilities	2,470,839	2,358,306
TOTAL LIABILITIES	15,275,418	10,382,487

SHAREHOLDERS’ EQUITY
Common stock, par value $.01	53,450	52,861
Capital in excess of par value	24,966,971	24,583,239
Retained earnings	2,420,578	13,101,666
Less treasury stock, at cost	(4,203,139)	(3,987,869)
Accumulated other comprehensive loss	(92,867)	(205,953)
TOTAL SHAREHOLDERS’ EQUITY	23,144,993	33,543,944
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$38,420,411	$43,926,431

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	6/30/2011	6/30/2010
Cash flows from operating activities:
Net loss	$(10,681,088)	$(1,370,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	504,073	541,085
Amortization of deferred compensation	3,566	3,566
Stock compensation expense	220,806	224,529
Deferred income taxes	2,155,710	(370,000)
Change in assets and liabilities:
Accounts receivable, net	2,313,813	233,956
Inventories	47,277	1,206,724
Recoverable income taxes	55,477	(272,251)
Prepaid expenses and other current assets	(116,305)	(145,046)
Other assets	(135,776)	30,965
Accounts payable	(118,387)	(669,144)
Accrued compensation and employee benefits	74,205	(523,100)
Accrued expenses	47,460	(104,424)
Accrued patent litigation expense	5,056,518	—
Unearned revenue	(272,294)	(5,702)
Income taxes payable	—	(122,946)
Other liabilities	110,972	(151,050)
Net cash used in operating activities	(733,973)	(1,492,914)

Cash flows from investing activities:
Net increase in marketable securities	(92,075)	(5,038,517)
Capital expenditures	(311,364)	(262,149)
Net cash used in investing activities	(403,439)	(5,300,666)

Cash flows from financing activities:
Repurchases of common stock	(215,269)	(834,523)
Proceeds from exercise of stock options	159,949	49,511
Net cash used in financing activities	(55,320)	(785,012)
Effect of exchange rate changes on cash	71,720	(59,076)

Net decrease in cash	(1,121,012)	(7,637,668)
Cash at beginning of year	8,789,967	16,650,191
Cash at end of period	$7,668,955	$9,012,523

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2011

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2010.  Certain prior year amounts have been reclassified to conform to the current period presentation.

Note 2:  Marketable Securities

Marketable securities consist of mutual fund investments principally in federal, state and local government debt securities of $5,350,860 and holdings in an equity security of $41,148.  Such mutual fund investments are stated at market value based on quoted market prices (Level 1 inputs) and are classified as available-for-sale under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320 (FASB Statement of Financial Accounting Standards (SFAS) No. 115), with unrealized gains and losses reported in accumulated other comprehensive income as a component of shareholders’ equity. The cost of such securities at June 30, 2011 was $5,369,015, with $22,993 of cumulative unrealized gains reported at June 30, 2011.

Note 3:  Accounts Receivable

Accounts receivable is stated net of an allowance for uncollectible accounts of $1,042,000 and $982,000 as of June 30, 2011 and September 30, 2010, respectively.

Note 4:  Earnings (Loss) per Share

Basic earnings (loss) per share (EPS) is computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options and under deferred compensation agreements.

The following tables provide the components of the basic and diluted EPS computations for the three and nine month periods ended June 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic EPS Computation
Net income (loss)	$(9,513,812)	$17,039	$(10,681,088)	$(1,370,076)
Weighted average shares outstanding	4,491,998	4,517,475	4,484,676	4,546,796
Basic earnings (loss) per share	$(2.12)	$—	$(2.38)	$(.30)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Diluted EPS Computation
Net income (loss)	$(9,513,812)	$17,039	$(10,681,088)	$(1,370,076)

Weighted average shares outstanding	4,491,998	4,517,475	4,484,676	4,546,796
Stock options	—	40,446	—	—
Stock compensation arrangements	—	9,935	—	—
Diluted shares outstanding	4,491,998	4,567,856	4,484,676	4,546,796

Diluted earnings (loss) per share	$(2.12)	$—	$(2.38)	$(.30)

For the three and nine months ended June 30, 2011, 43,610 and 49,272 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive. For the nine months ended June 30, 2010, 80,703 shares have been omitted from the calculation of diluted EPS as their effect would have been antidilutive.

Note 5:   Comprehensive Income (Loss)

The Company's total comprehensive income (loss) for the three and nine month periods ended June 30, 2011 and 2010 was as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$(9,513,812)	$17,039	$(10,681,088)	$(1,370,076)
Other comprehensive income (loss):
Unrealized gain (loss) on securities, net of tax	41,602	38,036	(36,920)	27,480
Unrealized gain (loss) on derivatives, net of tax	(481)	18,257	18,339	115,283
Foreign currency translation adjustment	(31,045)	46,336	131,667	(337,795)
Comprehensive income (loss)	$(9,503,736)	$119,668	$(10,568,002)	$(1,565,108)

The accumulated other comprehensive loss balances at June 30, 2011 and September 30, 2010 consisted of the following:

	June 30, 2011	September 30, 2010
Foreign currency translation adjustment	$(65,590)	$(197,257)
Unrealized loss on derivatives, net of tax	(50,270)	(68,609)
Unrealized gain (loss) on securities, net of tax	22,993	59,913
Accumulated other comprehensive loss	$(92,867)	$(205,953)

Note 6:   Derivative Instruments

The Company enters into forward exchange contracts to hedge certain foreign currency exposures and minimize the effect of such fluctuations on reported earnings and cash flow.  The Company’s ongoing foreign currency exchange risks include intercompany sales of product and services between subsidiary companies operating in differing functional currencies.

At June 30, 2011, the Company had forward exchange contracts outstanding with notional amounts aggregating $2.2 million, whose aggregate fair value was a liability of approximately $79,795.  Such fair value was determined using published market exchange rates.  The change in the amount of the asset or liability for these instruments is shown as a component of accumulated other comprehensive income, net of tax.

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

The Company follows ASC 718 (SFAS No. 123(R), “Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their grant date fair values and over the requisite service period.  For the three month periods ended June 30, 2011 and 2010, the Company recorded non-cash compensation expense of $69,519 and $70,305, respectively, ($.02 and $.02 per basic and diluted share, respectively) relating to stock compensation. For the nine month periods ended June 30, 2011 and 2010, the Company recorded non-cash compensation expense of $220,806 and $224,529, respectively, ($.05 and $.05 per basic and diluted share, respectively) relating to stock compensation.

Note 8:   Litigation

The Company was a defendant in a patent infringement suit commenced by Lectrolarm Custom Systems, Inc. ("Lectrolarm") in May 2003 in the United States District Court for the Western District of Tennessee.  The alleged infringement by the Company related to its dome camera and system controller product lines, among other products that collectively represent significant sales to the Company.  Among other things, the suit sought past damages, enhanced damages and attorney’s fees. In January 2006, the Company received the plaintiff’s claim for past damages through December 31, 2005 that approximated $11.7 million plus pre-judgment interest.  Such damages claim was based upon $233 million of alleged infringing product sales for the period at a royalty rate of 5%.

On July 13, 2011, the Company entered into a settlement and release agreement with Lectrolarm to settle the patent infringement suit. Under the settlement, the Company made a one-time payment of $5 million to Lectrolarm in exchange for the release of all current and future claims against the Company and the dismissal of Lectrolarm's suit pending in the U.S. District Court. Such settlement amount was recognized as patent litigation settlement expense in the accompanying financial statements along with $125,000 and $375,000 of associated legal expense for the three and nine month periods ended June 30, 2011, respectively. Although the Company and its outside patent counsel believed that the suit was without merit and had vigorously defended itself for over eight years, it decided to settle the matter to end years of management distraction and financial uncertainty since the suit was brought in 2003.

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

Note 10:  Income Taxes

Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which a tax benefit has been recorded in the income statement. In the third quarter ended June 30, 2011, the Company recognized a $2.6 million income tax charge to provide a valuation allowance against its deferred tax assets due to the uncertainty of future realization. The establishment of such valuation allowance was determined to be appropriate during the period due to updated judgments of future results in light of the Company's operating losses since fiscal year 2010 and the inherent uncertainties of predicting future operating results in periods over which such net tax differences become deductible. Income tax expense for the nine months ended June 30, 2011 includes the recognition of available U.S. and U.K. tax effected net operating loss carrybacks of $92,811.

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

Note 11:  Fair Value

The majority of the Company’s non-financial assets and liabilities are not required to be carried at fair value on a recurring basis, but the Company is required on a non-recurring basis to use fair value measurements when analyzing asset impairment as it relates to long-lived assets.  The carrying amounts for trade accounts and other receivables, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.  The fair value of the Company’s foreign currency forward exchange contracts is estimated by obtaining quoted market exchange rates for similar contracts (Level 2 inputs).  The contracted exchange rates on committed forward exchange contracts was approximately $79,795 less favorable than the market rates for similar term contracts at June 30, 2011.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements for the periods indicated, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, product warranties, inventories, long lived assets, income taxes and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors including general market conditions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Results for the periods reported herein are not necessarily indicative of results that may be expected in future periods.

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
The Company sells high-end video systems and system components in a highly competitive worldwide marketplace principally to authorized security dealers and system integrators. Such dealers and integrators typically resell the Company's products directly to end users, among other services. The Company's sales are principally project based and are largely dependent upon winning projects, construction activities and the timing of funding. Sales will vary from period to period depending upon many factors including seasonal and geographic trends in construction activities and the timing of deliveries due to changes in project schedules and funding. The Company does not maintain a sizable backlog as its customer orders are typically deliverable within three months or often upon receipt of order.
Since fiscal year 2009, the Company's sales levels have been impacted by the worldwide economic downturn as capital expenditures for new construction, expansion and renovation projects have weakened. Such sales declines have had an adverse impact on the Company's financial results for these periods. The Company's operating cost structure has been principally fixed and therefore profitability has been largely dependent upon sales levels. The Company has maintained its selling, general and administrative cost structure in anticipation of improving market conditions. However, in light of persistent weak economic conditions, the Company has recently formulated a restructuring plan that will bring its operating costs more in line with anticipated sales levels. In the third quarter of fiscal 2011, the Company recognized $100,000 of severance charges on certain staff reductions and anticipates additional charges in the fourth fiscal quarter ended September 30, 2011 relating to the restructuring plan.
The Company competes in a market of rapid technology shifts which influence the performance capability of security systems. As a result, the Company spends a significant amount on new product development. In fiscal 2010 and 2009, the Company incurred $5.5 million and $5.4 million of engineering and development expense or 11% and 9% of net sales, respectively. The Company's expenditures for product development are substantially less than its larger competitors. In recent years, the rapid pace of technology changes has placed increased burden on the Company's development resources which has necessitated an increase in annual expense for product development. Further, the Company's sales effort requires a high level of customer service and technical support for its products. Customer support levels were maintained during fiscal 2010 despite a reduction in sales and such expenditure levels are expected to continue in fiscal 2011. The Company has considered various strategic initiatives that may augment or supplement its present product offerings and technology platforms, among other benefits.
The Company has a foreign sales and distribution subsidiary in Europe that conducts business in British pounds and Euros that represented approximately 31% of the Company's consolidated sales for fiscal 2010. It also has an Israel based engineering and development subsidiary that incurs a majority of its operating expenses in Shekels that represented approximately 18% of the Company's operating expenses for fiscal 2010. During fiscal 2009, there were material changes in exchange rates between world currencies that affected the Company's financial statements. In 2009, U.S. dollar gained on average 21% against the British pound, 10% against the Euro and 8% against the Shekel compared with 2008. This served to reduce the Company's consolidated reported sales and costs in these currencies on a translation basis, increase the cost of European subsidiaries U.S. dollar based sourced product costs and incur company-wide negative result impacts on the settlements of transactional balances between companies. Subsequent to fiscal 2009, such world currency exchange rate changes have moderated, which significantly lessened the Company's currency impacts compared with 2009. The Company has also historically secured selected forward currency exchange contracts to help stabilize the impact of changing exchange rates and will continue to do so in fiscal 2011.

Results of Operations
Three Months Ended June 30, 2011 Compared with June 30, 2010

Net sales for the quarter ended June 30, 2011 decreased 16% to $11.0 million compared with $13.1 million in the year ago period.  Domestic sales decreased 22% to $5.8 million compared with $7.4 million in the year ago period while international sales decreased 9% to $5.2 million compared with $5.7 million in the year ago period.  Order intake for the quarter ended June 30, 2011 decreased 13% to $11.1 million compared with $12.7 million in the year ago period. The backlog of unfilled orders increased $1.7 million to $4.7 million at June 30, 2011 compared with $3.0 million at September 30, 2010.

Gross profit margins for the third quarter of fiscal 2011 decreased to 35.4% compared with 42.8% in the year ago period. The Company incurred a $180,000 (1.6%) warranty charge in the current quarter in connection with a large system project. The remaining margin decline included the negative effects of continuing fixed overhead charges on reduced current quarter sales.

Total operating expenses for the third quarter of fiscal 2011 increased to $10.9 million compared with $5.6 million in the year ago quarter. In the current year quarter, the Company recognized a $5.0 million charge on the settlement of the patent infringement lawsuit against the Company that was paid in July 2011. The Company also incurred $125,000 of legal fees associated with such litigation for the current quarter. Selling, general and administrative expenses for the third quarter of fiscal 2011 were essentially flat at $4.2 million compared with $4.2 million in the year ago quarter. Engineering and development expense in the current quarter was $1.5 million compared with $1.4 million in the year ago period.  The Company has maintained its selling, general and administrative cost structure in anticipation of improving market conditions. However, in light of persistent weak economic conditions, the Company has formulated a restructuring plan that will bring its operating costs more in line with anticipated sales levels. In the current quarter, the Company recognized $100,000 of severance charges on certain staff reductions and anticipates additional charges in the fourth fiscal quarter ended September 30, 2011 relating to the restructuring plan.

The Company incurred an operating loss of $7.0 million in the third quarter of fiscal 2011 compared with operating income of $12,000 in the year ago period. The current quarter operating loss included $5.1 million of non-recurring patent litigation settlement expense.

Interest income decreased to $43,000 for the third quarter of fiscal 2011 compared with $51,000 in the year ago quarter due principally to reduced balances in marketable security investments in the current quarter.  During 2010, the Company increased its investment in marketable securities by $5.1 million in an effort to improve its yields on invested cash balances.  Such marketable securities consisted of mutual fund investments principally in federal, state and local government debt securities.  Other expense was $22,000 for the third quarter of 2011 compared with $12,000 in the year ago quarter. The current quarter amount reflects losses incurred on the sales of certain marketable securities while the prior year amount represents changes in the market value of certain equity securities held.

The Company recorded income tax expense of $2.5 million for the third quarter of fiscal 2011 compared with $34,000 in the year ago quarter. In the current quarter, the Company recognized a $2.6 million income tax charge to provide a valuation allowance against its deferred tax assets due to the uncertainty of future realization (see Note 10: Income Taxes). Income tax expense for the current quarter includes the recognition of available U.S. tax effected net operating loss carrybacks of $92,811.

As a result of the foregoing, the Company reported a net loss of $9.5 million for the third quarter of fiscal 2011 compared with net income of $17,000 in the year ago period.

Results of Operations
Nine Months Ended June 30, 2011 Compared with June 30, 2010

Net sales for the nine months ended June 30, 2011 decreased 2% to $34.8 million compared with $35.6 million in the year ago period. Domestic sales increased 1% to $20.1 million compared with $20.0 million in the year ago period while international sales decreased 6% to $14.7 million compared with $15.6 million in the year ago period. Order intake for the nine months ended June 30, 2011 decreased 5% to $36.5 million compared with $38.2 million in the year ago period.

Gross profit margins for the first nine months of fiscal 2011 decreased to 38.5% compared with 41.9% in the year ago period. The decrease in current year period margins was principally the result of increased competitive pressures in the worldwide security market and less favorable product mix on certain project sales. The Company also incurred a $180,000 (.5%) warranty charge in the current year period in connection with a large system project.

Total operating expenses for the first nine months of fiscal 2011 increased to $22.2 million compared with $17.0 million in the year ago period. In the current year period, the Company recognized a $5.0 million charge on the settlement of the patent infringement lawsuit against the Company that was paid in July 2011. The Company also incurred $375,000 of legal fees associated with such litigation in the current year period. Selling, general and administrative expenses were $12.4 million for the first nine months of fiscal 2011 compared with $12.9 million in the year ago period. Engineering and development expense in the current year period was $4.4 million compared with $4.2 million in the year ago period. The Company has maintained its selling, general and administrative cost structure in anticipation of improving market conditions. However, in light of persistent weak economic conditions, the Company has formulated a restructuring plan that will bring its operating costs more in line with anticipated sales levels. In the current year period, the Company recognized $100,000 of severance charges on certain staff reductions and anticipates additional charges in the fourth fiscal quarter ended September 30, 2011 relating to the restructuring plan.

The Company incurred an operating loss of $8.8 million for the first nine months of fiscal 2011 compared with an operating loss of $2.1 million in the year ago period. The current year period operating loss included $5.4 million of non-recurring patent litigation settlement expense.

Interest income increased to $176,000 for the first nine months of fiscal 2011 compared with $156,000 in the year ago period due principally to increased investments in and yields on marketable securities held in the current year period. During fiscal 2010, the Company increased its investment in marketable securities by $5.1 million in an effort to improve its yields on invested cash balances. Such marketable securities consisted of mutual fund investments principally in federal, state and local government debt securities. Other expense for the first nine months of 2011 was $10,000 compared with $15,000 in the year ago period, which includes realized losses on the sales of certain marketable securities in the current year period as well as changes in the market value of certain equity securities held in both periods.

The Company recorded income tax expense of $2.1 million for the first nine months of fiscal 2011 compared with a benefit of $607,000 in the year ago period. In the third quarter of fiscal 2011, the Company recognized a $2.6 million income tax charge to provide a valuation allowance against its deferred tax assets due to the uncertainty of future realization (see Note 10: Income Taxes). Income tax expense for the current year period includes the recognition of available U.S. tax effected net operating loss carrybacks of $92,811.

As a result of the foregoing, the Company reported a net loss of $10.7 million for the first nine months of fiscal 2011 compared with a net loss of $1.4 million in the year ago period.

Liquidity and Capital Resources

Net cash used in operating activities was $734,000 for the first nine months of fiscal 2011.  Reported losses net of non-cash charges of $7.8 million were substantially offset by a $7.1 million increase in net operating assets and liabilities, which included a $2.3 million reduction in accounts receivable and a $5.1 million increase in accrued patent litigation expense. Net cash used in investing activities was $403,000 for the first nine months of fiscal 2011 consisting of $92,000 of net marketable securities purchases and $311,000 of general capital expenditures.  The marketable security purchases consisted of mutual fund investments principally in federal, state and local government debt securities.  Net cash used in financing activities was $55,000 for the first nine months of fiscal 2011, which included $215,000 of common stock repurchases offset in part by $160,000 of proceeds received from the exercise of stock options.  As a result of the foregoing, cash (exclusive of marketable securities) decreased by $1.1 million for the first nine months of fiscal 2011 after the minimal effect of exchange rate changes on the cash position of the Company.

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

The Company was a defendant in a patent infringement suit commenced by Lectrolarm Custom Systems, Inc. ("Lectrolarm") in May 2003 in the United States District Court for the Western District of Tennessee.  The alleged infringement by the Company related to its dome camera and system controller product lines, among other products that collectively represent significant sales to the Company.  Among other things, the suit sought past damages, enhanced damages and attorney’s fees. In January 2006, the Company received the plaintiff’s claim for past damages through December 31, 2005 that approximated $11.7 million plus pre-judgment interest.  Such damages claim was based upon $233 million of alleged infringing product sales for the period at a royalty rate of 5%.

On July 13, 2011, the Company entered into a settlement and release agreement with Lectrolarm to settle the patent infringement suit. Under the settlement, the Company made a one-time payment of $5 million to Lectrolarm in exchange for the release of all current and future claims against the Company and the dismissal of Lectrolarm's suit pending in the U.S. District Court. Such settlement amount was recognized as patent litigation settlement expense in the accompanying financial statements along with $125,000 and $375,000 of associated legal expense for the three and nine month periods ended June 30, 2011, respectively. Although the Company and its outside patent counsel believed that the suit was without merit and had vigorously defended itself for over eight years, it decided to settle the matter to end years of management distraction and financial uncertainty since the suit was brought in 2003.

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

The Company's ability to recover the reported amounts of deferred income tax assets is dependent upon its ability to generate sufficient taxable income during the periods over which net temporary tax differences become deductible. In the third quarter ended June 30, 2011, the Company recognized a $2.6 million charge to provide a valuation allowance against its deferred tax assets due to the uncertainty of future realization. The establishment of such valuation allowance was determined to be appropriate during the period due to updated judgments in light of the Company's operating losses since fiscal year 2010 and the inherent uncertainties of predicting future operating results in periods over which such net tax differences become deductible. The Company plans to provide a full valuation allowance against its deferred tax assets until such time that it can achieve a sustained level of profitability or other positive evidence arises that would demonstrate an ability to recover such assets.

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

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management evaluates the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2011 and concluded that it is effective.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company was a defendant in a patent infringement suit commenced by Lectrolarm Custom Systems, Inc. ("Lectrolarm") in May 2003 in the United States District Court for the Western District of Tennessee.  The alleged infringement by the Company related to its dome camera and system controller product lines, among other products that collectively represent significant sales to the Company.  Among other things, the suit sought past damages, enhanced damages and attorney’s fees. In January 2006, the Company received the plaintiff’s claim for past damages through December 31, 2005 that approximated $11.7 million plus pre-judgment interest.  Such damages claim was based upon $233 million of alleged infringing product sales for the period at a royalty rate of 5%.

On July 13, 2011, the Company entered into a settlement and release agreement with Lectrolarm to settle the patent infringement suit. Under the settlement, the Company made a one-time payment of $5 million to Lectrolarm in exchange for the release of all current and future claims against the Company and the dismissal of Lectrolarm's suit pending in the U.S. District Court. Such settlement amount was recognized as patent litigation settlement expense in the accompanying financial statements along with $125,000 and $375,000 of associated legal expense for the three and nine month periods ended June 30, 2011, respectively. Although the Company and its outside patent counsel believed that the suit was without merit and had vigorously defended itself for over eight years, it decided to settle the matter to end years of management distraction and financial uncertainty since the suit was brought in 2003.

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

The following table summarizes the Company’s purchases of common stock in open market transactions or otherwise for the three month period ended June 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
04/01/11-04/30/11	—	$—	$1,211,217
05/01/11-05/31/11	30,505	4.60	$1,070,897
06/01/11-06/30/11	100	4.05	$1,070,492
Total	30,605	$4.12

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 - OTHER INFORMATION

None

ITEM 6 – EXHIBITS

Exhibit Number	Description
10.1	Settlement and Release Agreement dated July 13, 2011 between the Registrant and Lectrolarm Custom Systems, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICON INDUSTRIES, INC.

August 11, 2011

/s/ Kenneth M. Darby	/s/ John M. Badke
Kenneth M. Darby	John M. Badke
Chairman and	Senior Vice President, Finance and
Chief Executive Officer	Chief Financial Officer