Form 10-K
period 2011-09-30
VICON INDUSTRIES INC /NY/
filed 2011-12-22
CIK 310056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐    Accelerated Filer ☐  Non-Accelerated Filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)   Yes ☐    No ☑

The aggregate market value of voting and non-voting Common Stock held by non-affiliates of the registrant based upon the closing price of $4.80 per share as of March 31, 2011 was approximately $9,171,000.

The number of shares outstanding of the registrant's Common Stock as of December 15, 2011 was 4,487,730.

PART I

ITEM 1 - BUSINESS

General

Vicon Industries, Inc. (“the Company”), incorporated in 1967, develops video management software and also designs, assembles and markets a wide range of video systems, comprised principally of cameras, network video servers/recorders, encoders and mass storage units, used in security, surveillance, safety and control applications by a broad group of end users.  A video system is typically a private network that can transmit and receive video, audio and data signals in accordance with the operational needs of the user.  The Company's primary business focus is the design of network video systems that it produces and sells worldwide, primarily to installing dealers, system integrators, government entities and security products distributors.

The Company operates within the electronic protection segment of the security industry which includes, among others: fire and burglar alarm systems, access control, biometric and video systems, data and asset protection.  The U.S. security industry consists of thousands of individuals and businesses (exclusive of public sector law enforcement) that provide products and services for the protection and monitoring of people, property and information. The security industry includes fire and detection systems, access control, video systems, asset protection, guard services and equipment, locks, safes, armored vehicles, security fencing, private investigations, biometric systems and others.  The Company’s products are typically used for crime deterrence, visual documentation, observation of inaccessible or hazardous areas, enhancing safety, mitigating liability, obtaining cost savings (such as lower insurance premiums), managing control systems and improving the efficiency and effectiveness of personnel. The Company’s products are used in, among others, office buildings, manufacturing plants, apartment complexes, retail stores, government facilities, airports, highways, transportation operations, prisons, casinos, hotels, sports arenas, health care facilities and financial institutions.

Products

The Company’s product line consists of various elements of a video system, beginning with a video management system application (VMS), which manages network devices including cameras.  The Company also produces video system edge devices such as video encoders, decoders, network/digital/hybrid video recorders (NVR’s and DVR’s), analog and IP fixed position or robotic cameras, HD (high definition) digital cameras, matrix video switchers and system controls.  The Company provides a range of cameras due to the many varied climatic and operational environments in which the products are expected to perform.

The Company’s products range from a simple camera mounting bracket to a large network camera control, transmission, recording, storage and virtual matrix switching system.  The Company’s sales are concentrated principally among its network video products (ViconNet™ - VMS and Kollector™ - NVR’s and DVR’s) and dome camera (Surveyor™) product lines.

Marketing

The Company’s marketing emphasizes engineered video system solutions which includes system and network design, pre-ship configuration, project management, technical training and pre and post sales support. The Company promotes and markets its products through industry trade shows worldwide, product brochures and catalogues, direct marketing and electronic mailings to existing and prospective customers, webinars, technical seminars for system designers, customers and end users, road shows which preview new systems and system components, and advertising through trade and end user magazines and the Company's web site (www.vicon-security.com). The Company’s products are sold principally to independent dealers, system integrators and security products distributors.  Sales are made principally by Company field sales engineers and inside customer service representatives.  The Company’s sales effort is supported by field or in-house professional and technical services staff which provide product information, system and network design, project management, and hardware and software pre-configuration and support.

The Company’s products are utilized in video system applications by: (1) commercial and industrial users, such as office buildings, manufacturing plants, warehouses, apartment complexes, shopping malls and retail stores;  (2) federal, state, and local governments for national security purposes, agency facilities, prisons, and military installations; (3) financial institutions, such as banks, clearing houses, brokerage firms and depositories, for security purposes; (4) transportation departments for highway traffic control, bridge and tunnel monitoring, and airport, subway, bus and seaport security and surveillance; (5) gaming casinos, where video surveillance is often mandated by regulatory authorities; (6) health care facilities, such as hospitals; and (7) institutions of education, such as schools and universities.

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

Export sales and sales from the Company’s foreign subsidiaries amounted to $19.9 million, $20.0 million and $28.4 million or 42%, 41% and 47% of consolidated net sales in fiscal years 2011, 2010 and 2009, respectively.  The Company’s principal foreign markets are the U.K., Europe, Middle East and the Pacific Rim, which together accounted for approximately 80% of international sales in fiscal 2011.

Competition

The Company operates in a highly competitive marketplace both domestically and internationally.  The Company competes by providing a high-end video system solution combined with high levels of professional and technical services. The Company is also well known in the security field having specialized in video security applications since its founding in 1967.  Generally, the Company does not compete based on price alone.

Many of the Company’s principal competitors are larger companies whose financial resources and scope of operations are substantially greater than the Company’s. Such competitors include security divisions of the Bosch Group, Honeywell International, Schneider Electric, Tyco International, Samsung Group and United Technologies, among others. The Company also competes with many VMS producers such as Exacq Technologies, Genetec Inc. and Milestone Systems and for cameras with companies such as Axis Communications, Matsushita (Panasonic), Mobotix Corp. and Sony Corporation, among others.  Many additional companies, both domestic and international, produce products that compete against one or more of the Company’s products.

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

At September 30, 2011, the Company employed a total of 34 engineers in the following areas: software development, mechanical design, manufacturing/testing and electrical and circuit design.  Engineering and development expense amounted to approximately 13%, 11% and 9% of net sales in fiscal years 2011, 2010 and 2009, respectively.

Source and Availability of Raw Materials

The Company relies principally upon independent contract manufacturers and suppliers to produce and assemble its products and expects to continue to rely on such entities in the future.  The Company’s relationships with its independent manufacturers, assemblers and suppliers are not covered by formal contractual agreements allowing it to move freely to wherever the best quality and price can be obtained.

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

Backlog

The backlog of orders believed to be firm as of September 30, 2011 and 2010 was approximately $4.7 million and $3.0 million, respectively.  Orders are generally cancelable without penalty at the option of the customer.  The Company prefers that its backlog of orders not exceed its ability to fulfill such orders on a timely basis, since experience shows that long delivery schedules only encourage the Company’s customers to look elsewhere for product availability.

Employees

At September 30, 2011, the Company employed 172 full-time employees, of whom 7 are officers, 71 are in sales and technical service capacities, 34 are in engineering and test, 38 are in operations and production and 22 are in administration.  At September 30, 2010, the Company employed 180 persons.  There are no collective bargaining agreements with any of the Company’s employees and the Company considers its relations with its employees to be good.

ITEM 1A – RISK FACTORS

The Company develops video management software and also designs, assembles and markets cameras, network video servers/recorders, encoders and mass storage units among other products and is subject to all business risks that similar technology companies and all other companies encounter in their operations.  Market risks that pertain particularly to the Company are discussed elsewhere in this Form 10-K under Item 1 – Business; Item 3 – Legal Proceedings; Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Item 7A – Quantitative and Qualitative Disclosures about Market Risk.

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

ITEM 3 - LEGAL PROCEEDINGS

The Company was a defendant in a patent infringement suit commenced by Lectrolarm Custom Systems, Inc. ("Lectrolarm") in May 2003 in the United States District Court for the Western District of Tennessee.  The alleged infringement by the Company related to its dome camera and system controller product lines, among other products that collectively represent significant sales to the Company.  Among other things, the suit sought past damages, enhanced damages and attorney’s fees. In January 2006, the Company received the plaintiff’s claim for past damages through December 31, 2005 that approximated $11.7 million plus pre-judgment interest.  Such damages claim was based upon $233 million of alleged infringing product sales for the period at a royalty rate of 5%. The patent expired in May 2009.

On July 13, 2011, the Company entered into a settlement and release agreement with Lectrolarm to settle the patent infringement suit. Under the settlement, the Company made a one-time payment of $5 million to Lectrolarm in exchange for the release of all current and future claims against the Company and the dismissal of Lectrolarm's suit pending in the U.S. District Court. Such settlement amount was recognized as patent litigation settlement expense in the accompanying financial statements along with $375,000 of associated legal expense for fiscal 2011. Although the Company and its outside patent counsel believed that the suit was without merit and had vigorously defended itself for over eight years, it decided to settle the matter to end years of management distraction and financial uncertainty since the suit was brought in 2003.

ITEM 4 – REMOVED AND RESERVED

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock is traded on the NYSE Amex under the symbol (VII).  The following table sets forth for the periods indicated, the range of high and low prices for the Company's Common Stock:

Quarter Ended	High	Low
Fiscal 2011
December	4.61	3.75
March	5.24	4.26
June	4.95	3.87
September	4.58	3.10
Fiscal 2010
December	7.50	5.23
March	5.95	5.00
June	5.50	4.01
September	4.77	3.60

The last sale price of the Company’s Common Stock on December 15, 2011 as reported on the NYSE Amex was $3.33 per share.  As of December 15, 2011, there were approximately 139 shareholders of record.

The Company has never declared or paid cash dividends on its Common Stock and anticipates that any earnings in the foreseeable future will be retained to finance the growth and development of its business.

In December 2008, the Company’s Board of Directors authorized the purchase of up to $1 million worth of shares of the Company’s outstanding common stock.  In December 2009, the Board of Directors authorized the purchase of an additional $1.5 million worth of shares of the Company’s outstanding common stock.  The following table summarizes the Company's purchases of common stock in open market transactions or otherwise for the three month period ended September 30, 2011:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Approximate Dollar Value Of Shares that May Yet Be Purchased Under the Programs
Period
07/01/11-07/31/11	1,000	$4.48	$1,066,015
08/01/11-08/31/11	2,300	$3.33	$1,058,353
09/01/11-09/30/11	1,200	$3.52	$1,054,129
Total	4,500	$3.64
(1)  All repurchases were executed in open market transactions.

ITEM 6 - SELECTED FINANCIAL DATA
(in thousands of dollars, except per share data)

FISCAL YEAR	2011	2010	2009	2008	2007
Net sales	47,182	48,681	60,445	66,911	69,073
Gross profit	18,203	20,498	27,293	30,422	29,386
Operating income (loss)	(9,544)	(1,932)	3,031	4,389	4,682
Income (loss) before income taxes	(9,322)	(1,743)	3,219	4,589	4,921
Net income (loss)	(11,460)	(1,250)	2,017	2,839	7,886
Net income (loss) per share:
Basic	(2.55)	(.28)	.44	.59	1.67
Diluted	(2.55)	(.28)	.43	.57	1.59
Total assets	33,191	43,926	47,316	46,964	45,841
Long-term debt	—	—	—	—	—
Working capital	19,459	28,950	30,845	29,181	26,041
Property, plant and equipment (net)	4,340	4,624	5,018	5,301	5,762

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

Overview

The Company designs, assembles and markets video management systems and system components for use in security, surveillance, safety and communication applications by a broad group of end users worldwide. The Company’s product line consists of various elements of a video system, including digital video and network video recorders, video encoders, decoders, servers and related video management software, data storage units, analog, HD and IP fixed and robotic cameras, virtual and analogue matrix video switchers and controls, and system peripherals.

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

Since fiscal year 2009, the Company's sales levels have been impacted by the worldwide economic downturn as capital expenditures for new construction, expansion and renovation projects have weakened. Such sales declines have had an adverse impact on the Company's financial results for these periods. The Company's operating cost structure has been principally fixed and therefore profitability has been largely dependent upon sales levels. The Company has maintained its selling, general and administrative cost structure in anticipation of improving market conditions. In the second half of fiscal 2011, the Company recognized $200,000 of severance charges on certain staff reductions and may consider additional cost cutting measures in fiscal 2012.

The Company competes in a market of rapid technology shifts which influence the performance capability of security systems.  As a result, the Company spends a significant amount on new product development. In fiscal 2011 and 2010, the Company incurred $5.9 million and $5.5 million of engineering and development expense or 13% and 11% of net sales, respectively. The Company’s expenditures for product development are substantially less than its larger competitors.  In recent years, the rapid pace of technology changes has placed increased burden on the Company’s development resources which has necessitated an increase in annual expense for product development.  Further, the Company’s sales effort requires a high level of customer service and technical support for its products.  Customer support levels were maintained during fiscal 2011 despite a reduction in sales and such expenditure levels are expected to continue in fiscal 2012.  The Company has considered various strategic initiatives that may augment or supplement its present product offerings and technology platforms, among other benefits.

The Company has a foreign sales and distribution subsidiary in Europe that conducts business in British pounds and Euros that represented approximately 28% of the Company’s consolidated sales for fiscal 2011. It also has an Israel based engineering and development subsidiary that incurs a majority of its operating expenses in Shekels that represented approximately 21% of the Company’s recurring operating expenses for fiscal 2011. During fiscal 2009, there were material changes in exchange rates between world currencies that affected the Company’s financial statements. In 2009, U.S. dollar gained on average 21% against the British pound, 10% against the Euro and 8% against the Shekel compared with 2008. This served to reduce the Company’s consolidated reported sales and costs in these currencies on a translation basis, increase the cost of European subsidiaries U.S. dollar based sourced product costs and incur company-wide negative result impacts on the settlements of transactional balances between companies. Since fiscal 2009, European currency exchange rate changes had moderated, which significantly lessened the Company’s currency impacts. However, in fiscal 2011, the U.S. dollar weakened against the shekel by an average of 6% compared with 2010, thus increasing the Company's Israel based subsidiary's operating costs. The Company has historically secured selected forward currency exchange contracts to help stabilize the impact of changing exchange rates and will continue to do so in fiscal 2012.

RESULTS OF OPERATIONS

Fiscal Year 2011 Compared with 2010

Net sales for 2011 decreased $1.5 million (3%) to $47.2 million compared with $48.7 million in 2010.  Domestic sales decreased $1.4 million (5%) to $27.3 million compared with $28.7 million in 2010 while international sales decreased slightly to $19.9 million compared with $20.0 million in 2010.  Order intake levels for 2011 and 2010 were essentially the same at $48.9 million.  The backlog of unfilled orders was $4.7 million at September 30, 2011 compared with $3.0 million at September 30, 2010.

Gross profit margins for 2011 decreased to 38.6% compared with 42.1% in 2010.  The decrease in current year margins was principally the result of increased competitive pressures in the worldwide security market and less favorable product mix on certain project sales. The Company also incurred a $300,000 (.6%) warranty charge in the current year in connection with a large system project.

Operating expenses for 2011 increased $5.3 million to $27.7 million or 58.8% of net sales compared with $22.4 million or 46.1% of net sales in 2010. In the current year, the Company recognized a $5.0 million charge on the settlement of the patent infringement lawsuit against the Company along with $375,000 of associated legal fees.  Selling, general and administrative expenses decreased $427,000 to $16.4 million for 2011 compared with $16.9 million in 2010. The decrease was attributable to reduced selling expense on lower sales levels in 2011. Engineering and development expenses increased $421,000 to $5.9 million for 2011 compared with $5.5 million for 2010 as the Company continued its investment in new product development. The increase also included the impact of unfavorable foreign currency exchange rate changes as the U.S. dollar weakened against the Israeli shekel by an average of 6% during 2011. The Company has for the most part maintained its selling, general and administrative cost structure in anticipation of improving market conditions. In the current year, the Company recognized $200,000 of severance charges on certain staff reductions and may consider additional cost cutting measures in fiscal 2012.

The Company incurred an operating loss of $9.5 million for fiscal 2011 compared with an operating loss of $1.9 million for fiscal 2010.

Interest and other income increased $33,000 to $222,000 for 2011 compared with $189,000 for 2010.  The increase included $23,000 of net gains realized on the liquidation of marketable securities during fiscal 2011, which included $3.4 million of liquidations relating to the patent infringement suit settlement. Such marketable securities consisted of mutual fund investments principally in federal, state and local government debt securities.

The Company recorded income tax expense of $2.1 million for fiscal 2011 compared with a benefit of $493,000 for fiscal 2010. In the third quarter of fiscal 2011, the Company recognized a $2.6 million income tax charge to provide a valuation allowance against its deferred tax assets due to the uncertainty of future realization (see Note 2: Income Taxes). Income tax expense for the current year includes the recognition of available U.S. tax effected net operating loss carrybacks of $92,811.

As a result of the foregoing, the Company reported a net loss of $11.5 million for 2011 compared with a net loss of $1.2 million for 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $6.0 million for fiscal 2011, which included $5.4 million of patent litigation costs. Reported losses of $8.3 million, net of non-cash charges, were offset in part by a $2.3 million increase in net operating assets and liabilities that included a $2.2 million reduction in accounts receivable. Net cash provided by investing activities was $2.9 million consisting of $3.3 million of net marketable security liquidations principally used for the patent infringement suit settlement and $392,000 of general capital expenditures. The marketable security liquidations consisted of mutual fund investments principally in federal, state and local government debt securities.  Net cash used in financing activities was $72,000 in 2011, which included $232,000 of common stock repurchases offset in part by $160,000 of net proceeds received from the exercise of stock options.  As a result of the foregoing, cash (exclusive of marketable securities) decreased by $3.2 million in 2011 after the minimal effect of exchange rate changes on the cash position of the Company.

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

The Company was a defendant in a patent infringement suit commenced by Lectrolarm Custom Systems, Inc. ("Lectrolarm") in May 2003 in the United States District Court for the Western District of Tennessee.  The alleged infringement by the Company related to its dome camera and system controller product lines, among other products that collectively represent significant sales to the Company.  Among other things, the suit sought past damages, enhanced damages and attorney’s fees. In January 2006, the Company received the plaintiff’s claim for past damages through December 31, 2005 that approximated $11.7 million plus pre-judgment interest.  Such damages claim was based upon $233 million of alleged infringing product sales for the period at a royalty rate of 5%. The patent expired in May 2009.

On July 13, 2011, the Company entered into a settlement and release agreement with Lectrolarm to settle the patent infringement suit. Under the settlement, the Company made a one-time payment of $5 million to Lectrolarm in exchange for the release of all current and future claims against the Company and the dismissal of Lectrolarm's suit pending in the U.S. District Court. Such settlement amount was recognized as patent litigation settlement expense in the accompanying financial statements along with $375,000 of associated legal expense for fiscal 2011. Although the Company and its outside patent counsel believed that the suit was without merit and had vigorously defended itself for over eight years, it decided to settle the matter to end years of management distraction and financial uncertainty since the suit was brought in 2003.

Critical Accounting Policies

The Company’s significant accounting policies are fully described in Note 1 to the consolidated financial statements included in Part IV.  Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue is generally recognized when products are sold and title is passed to the customer.  Advance service billings are deferred and recognized as revenues on a pro rata basis over the term of the service agreement.  Pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605-25-05 (EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”), the Company evaluates multiple-element revenue arrangements for separate units of accounting, and follows appropriate revenue recognition policies for each separate unit.  Elements are considered separate units of accounting provided that (i) the delivered item has stand-alone value to the customer, (ii) there is objective and reliable evidence of the fair value of the undelivered item, and (iii) if a general right of return exists relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially within the control of the Company.  As applied to the Company, under arrangements involving the sale of product and the provision of services, product sales are recognized as revenue when the products are sold and title is passed to the customer, and service revenue is recognized as services are performed.

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

The Company accrues liabilities for identified tax contingencies that result from positions that are being challenged or could be challenged by tax authorities. The Company believes that its accrual for tax liabilities is adequate for all open years, based on Management’s assessment of many factors, including its interpretations of the tax law and judgments about potential actions by tax authorities. However, it is possible that the ultimate resolution of any tax audit may be materially greater or lower than the amount accrued.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and IFRS, and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material effect on its operating results or financial position.

In June 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders' equity. ASU 2011-05 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its operating results or financial position. However, it will impact the presentation of comprehensive income.

Foreign Currency Activity

The Company’s foreign exchange exposure is principally limited to the relationship of the U.S. dollar to the British pound sterling, the Euro and the Israeli shekel.

Sales by the Company’s U.K. and German based subsidiaries to customers in Europe are made in British pounds or Euros.  In fiscal 2011, approximately $3.2 million of products were sold by the Company to its U.K. based subsidiary for resale.  The Company has also entered into certain engineering cost sharing agreements with its U.K. based subsidiary that are denominated in U.S. dollars.  The Company attempts to minimize its currency exposure on these intercompany transactions through the purchase of forward exchange contracts.

The Company’s Israeli based subsidiary incurs shekel based operating expenses which are funded by the Company in U.S. dollars.  In fiscal 2009, the Company purchased forward exchange contracts to hedge its currency exposure on certain of these expenses.

As of September 30, 2011, the Company had forward exchange contracts outstanding with notional amounts aggregating $2.0 million.  The Company also attempts to reduce the impact of an unfavorable exchange rate condition through cost reductions from its suppliers and shifting product sourcing to suppliers transacting in more stable and favorable currencies.

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

The Company enters into forward exchange contracts to hedge certain foreign currency exposures and minimize the effect of such fluctuations on reported earnings and cash flow (see “Foreign Currency Activity”, Note 1 “Derivative Instruments” and “Fair Value of Financial Instruments” to the accompanying financial statements).  At September 30, 2011, the Company’s foreign currency exchange risks included an aggregate $1.7 million of intercompany account balances between the Company and its subsidiaries, which are short term and will be settled in fiscal 2012.

Related Party Transactions

Refer to Item 13 and “Note 9. Related Party Transactions” to the accompanying financial statements.

Inflation

The Company’s operating expenses are continually impacted by inflation to various degrees depending upon the commodity or service procured.  To offset the effects of inflation, the Company seeks to increase sales and lower its costs where possible.

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

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2011 and concluded that it is effective at a reasonable assurance level.

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

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the fiscal year ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Executive Officers and Directors of the Company are as follows:

Name	Age	Position
Kenneth M. Darby	65	Chairman of the Board, President and Chief Executive Officer
John M. Badke	52	Senior Vice President, Finance and Chief Financial Officer
Peter A. Horn	56	Vice President, Operations
Frank L. Jacovino	52	Vice President, Technology and Development
Bret M. McGowan	46	Vice President, Sales
Mark S. Provinsal	45	Vice President, Marketing and Product Management
Christopher J. Wall	58	Managing Director, Vicon Industries Ltd.
Peter F. Neumann	77	Director
Bernard F. Reynolds	69	Director
W. Gregory Robertson	68	Director
Arthur D. Roche	73	Director
Julian A. Tiedemann	47	Director

The business experience, principal occupations and employment, as well as period of service, of each of the officers and directors of the Company during at least the last five years are set forth below.

Kenneth M. Darby - Chairman of the Board, President and Chief Executive Officer. Mr. Darby has served as Chairman of the Board since April 1999, as Chief Executive Officer since April 1992 and as President since October 1991. He has served as a director since 1987.  Mr. Darby also served as Chief Operating Officer and as Executive Vice President, Vice President, Finance and Treasurer of the Company.  Mr. Darby brings extensive knowledge of the Company and industry experience having joined the Company in 1978 and having served in various capacities prior to becoming Chairman of the Board and Chief Executive Officer.  Mr. Darby's current term on the Board ends in May 2014.

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

Arthur D. Roche - Director.  Mr. Roche has been a director of the Company since 1992.  He served as Executive Vice President and co-participant in the Office of the President of the Company from August 1993 until his retirement in November 1999.  For the six months prior to that time, Mr. Roche provided consulting services to the Company.  In October 1991, Mr. Roche retired as a partner of Arthur Andersen & Co., an international accounting firm which he joined in 1960.  Mr. Roche brings extensive Company knowledge and financial experience having served as the Company’s Executive Vice President and formerly serving as a partner with an international public accounting firm.  Mr. Roche brings particular insight to the Board based on his former management responsibilities and provides strategic planning and financial oversight.  His current term on the Board ends in May 2014.

Julian A. Tiedemann - Director. Mr. Tiedemann has been a director of the Company since May 2011. Since 2008, he has been Executive Vice President and Chief Operating Officer of The InterTech Group, a holding company and operator of a diverse global group of companies. From 1996 to 2008, Mr. Tiedemann was Vice President of Human Resources, Risk Management and Administration for The InterTech Group. In addition, he previously served on the Board of Directors of Hudson's Bay Company, a multi-billion dollar Canadian national retailer. Mr. Tiedemann brings extensive knowledge and experience in operating and administration matters having served as Chief Operating Officer of a diverse group of global companies and having previously served as a director of a multi-billion dollar retailer. His current term on the Board ends in May 2013.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended September 30, 2011 and certain written representations that no Form 5 is required, no person who, at any time during the year ended September 30, 2011 was a director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the year ended September 30, 2011.

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

Cash Incentive Bonuses.    The Company's bonus programs are intended to reward executive officers for the achievement of various annual performance goals approved by the Company’s Board of Directors.  For fiscal 2011, a performance based bonus plan was established for certain of the Company’s executive officers, including among others Kenneth M. Darby, Chief Executive Officer and John M. Badke, Chief Financial Officer, whereby the participants would share a specified bonus pool of between $300,000 for the achievement of annual consolidated sales and pretax loss targets of $53 million and $1 million, respectively, and $500,000 for the achievement of annual consolidated sales and pretax loss targets of $56 million (and above) and $250,000 (and below), respectively. Messrs. Darby and Badke earned no bonuses under such plan for fiscal 2011. In addition, a performance based bonus plan was established for Bret M. McGowan, Vice President of Sales, whereby he would earn an amount up to $95,000 for the achievement of certain annual U.S. and export sales targets. Mr. McGowan earned no bonus under such plan for fiscal 2011. However, Messrs. Darby, Badke and McGowan were granted discretionary bonuses of $15,000, $10,000 and $10,000, respectively for fiscal 2011. Such bonuses were approved by the Company's Board of Directors upon the recommendation of its Compensation Committee.

For fiscal 2010, the Company had no formal bonus plan for its named executive officers other than for Mr. McGowan.  A performance based bonus plan was established for Mr. McGowan whereby he would earn commissions for the achievement of certain quarterly and annual U.S. sales targets. Mr. McGowan earned no commissions under such plan for fiscal 2010.

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

In March 2007, the Board of Directors adopted the Company’s 2007 Stock Incentive Plan, which was approved by the Company’s stockholders at its Annual Meeting of Stockholders held on May 18, 2007. Under such plan, a total of 500,000 shares of Common Stock were reserved for issuance and include the grant of stock options, restricted stock and other stock awards as determined by the Compensation Committee. The purpose of the Stock Incentive Plan is to attract and retain executive management by providing them with appropriate equity-based incentives and rewards for superior performance and to provide incentive to a broader range of employees.  In fiscal 2011, the Compensation Committee awarded a total of 29,000 stock options to named executive officers, including 15,000 to Mr. Darby, 7,000 to Mr. Badke and 7,000 to Mr. McGowan.

Retirement, Health and Welfare Benefits and Other Perquisites. The Company’s executive officers are entitled to a specified retirement/severance benefit pursuant to employment agreements as detailed below.

In addition, the executive officers are entitled to participate in all of the Company’s employee benefit plans, including medical, dental, group life, disability, accidental death and dismemberment insurance and the Company’s sponsored 401(k). The Company also provides its Chief Executive Officer with a country club membership and certain additional insurances not covered by primary insurance plans available to other employees and the Company’s named executive officers are provided either a leased car or auto allowance.

Employment Agreements

The Company has entered into employment agreements with certain of its named executive officers that provide certain benefits upon termination of employment or change in control of the Company without Board of Director approval. All such agreements provide the named executive officer with a payment of three times their average annual compensation for the previous five year period if there is a change in control of the Company without Board of Director approval, as defined. Such payment can be taken in a present value lump sum or equal installments over a three year period. The agreements also provide the named executive officers with certain severance/retirement benefits upon certain occurrences including termination of employment without cause as defined, termination of employment due to the Company’s breach of specified employment conditions (good reason termination), death, disability or retirement at a specified age. Such severance/retirement benefit provisions survive the expiration of the agreements and include a fixed stated benefit of $350,000 for Mr. Badke and $290,000 for Mr. McGowan.  In addition, Mr. Badke receives an additional deferred compensation benefit upon such employment termination occurrences in the form of 6,561 shares of the Company’s common stock.

2011 Summary Compensation Table

The following table sets forth all compensation for the fiscal year ended September 30, 2011 awarded to or earned by the Company’s Chief Executive Officer and by each of our other named executive officers whose total compensation exceeded $100,000 during such period.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)		Total ($)
Kenneth M. Darby Chairman and Chief Executive Officer	2011	340,000	15,000	39,300	—	19,613	(4)	413,913
	2010	370,000	—	—	—	21,026	(4)	391,026

John M. Badke Senior Vice President and Chief Financial Officer	2011	190,000	10,000	18,340	—	8,245	(5)	226,585
	2010	190,000	—	—	—	8,311	(5)	198,311

Bret M. McGowan Vice President, Sales	2011	180,000	10,000	18,340	—	6,000	(5)	214,340
	2010	180,000	—	—	855	6,000	(5)	186,855

(1)	Represents discretionary bonus approved by the Board of Directors upon the recommendation of its Compensation Committee.

(2)	Represents the aggregate grant date fair value of option awards computed in accordance with ASC 718 (Statement of Financial Accounting Standards No. 123R).

(3)	Represents sales related commissions.

(4)
All other compensation represents: (a) automobile expense of $10,021 for both fiscal 2011 and fiscal 2010, (b) country club membership of $9,592 and $8,795 for fiscal 2011 and fiscal 2010, respectively, and (c) long-term disability insurance of $2,210 paid by the Company for Mr. Darby in fiscal 2010.

(5)	Represents automobile expense paid by the Company.

Outstanding Equity Awards at Fiscal 2011 Year-End

The following table sets forth information with respect to the outstanding equity awards of the named executive officers as of September 30, 2011.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Kenneth M. Darby Chairman and Chief Executive Officer	10,000	(1)	—	(1)	—	$3.59	10/25/2012
	12,000	(2)	8,000	(2)	—	$4.79	5/22/2018
	10,000	(2)	15,000	(2)	—	$5.00	11/5/2018
	—		15,000	(2)		$4.06	10/15/2020

John M. Badke Senior Vice President and Chief Financial Officer	15,000	(1)	—		—	$3.59	10/25/2012
	6,000	(2)	4,000	(2)	—	$4.79	5/22/2018
	3,200	(2)	4,800	(2)	—	$5.00	11/5/2018
	—	(2)	7,000	(2)		$4.06	10/15/2020

Bret M. McGowan Vice President, Sales	3,076	(1)	—		—	$3.17	12/9/2011
	13,500	(1)	—	(1)	—	$3.59	10/25/2012
	3,000	(2)	2,000	(2)	—	$4.79	5/22/2018
	1,500	(1)	3,500	(1)	—	$5.00	11/5/2014
	—	(2)	7,000	(2)		$4.06	10/15/2020

(1)
Options vest over a four year period at 30% of the shares on the second anniversary of the grant date, 30% of the shares on the third anniversary of the grant date and the remaining 40% of the shares on the fourth anniversary of the grant date. Options expire after the sixth anniversary of the grant date.

(2)	Options vest over a five year period in five equal annual installments beginning on the first anniversary of the grant date. Options expire after the tenth anniversary of the grant date.

Fiscal 2011 Directors' Compensation

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended September 30, 2011.

Name	Fees Earned or Paid in Cash ($)(1)		Stock Awards ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Peter F. Neumann	30,400		—	18,340	—	48,740
Bernard F. Reynolds	30,400		—	18,340	—	48,740
W. Gregory Robertson	30,400		—	18,340	—	48,740
Arthur D. Roche	38,400		—	18,340	—	56,740
Julian A. Tiedemann	7,200	(3)		—		7,200

(1)
Directors who are not employees of the Company received an annual fee of $22,400 for regular Board meetings and $1,600 per committee meeting attended in person or by teleconference. The Chairman of the Audit Committee also received an additional annual retainer of $8,000.

(2)
Represents the aggregate grant date fair value of option awards computed in accordance with ASC 718 (Statement of Financial Accounting Standards No. 123R. See “Note 1” under the caption “Accounting for Stock-Based Compensation” to the accompanying financial statements).

(3)	Mr. Tiedemann was first elected to the Board in May 2011.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors consists of Messrs. Neumann, Reynolds, Robertson, Roche and Tiedemann, none of whom has ever been an officer of the Company except for Mr. Roche, who served as Executive Vice President from August 1993 until his retirement in November 1999.

Board Compensation Committee Report

The Compensation Committee’s compensation policies applicable to the Company’s officers for 2011 were to pay a competitive market price for the services of such officers, taking into account the overall performance and financial capabilities of the Company and the officer's individual level of performance.

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

The Compensation Committee has reviewed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with the Company’s management.  Based on such review and discussion, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Submitted by the Compensation Committee,

Peter F. Neumann, Chairman                Bernard F. Reynolds
W. Gregory Robertson                          Arthur D. Roche
Julian A. Tiedemann

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of the Company’s Common Stock as of December 15, 2011 by (i) those persons known by the Company to be beneficial owners of more than 5% of the Company’s outstanding Common Stock; (ii) each current executive officer named in the Summary Compensation Table; (iii) each director; and (iv) all directors and executive officers as a group.

Name and Address Of Beneficial Owner	Number of Shares Beneficially Owned (1)		% of Class
CBC Co., Ltd. and affiliates 2-15-13 Tsukishima, Chuo-ku, Tokyo, Japan 104

	543,715		11.4%

Anita G. Zucker, as Trustee of the Article 6 Marital Trust, a successor of the Jerry Zucker Revocable Trust c/o The InterTech Group, Inc. 4838 Jenkins Avenue North Charleston, SC 29405

	507,122	(2)	10.7%

Dimensional Fund Advisors 1299 Ocean Avenue Santa Monica, CA 90401

	384,496	(3)	8.1%

Renaissance Technologies, Corp. 800 Third Avenue New York, NY 10022

	249,600		5.2%

Henry Investment Trust, L.P. 255 South 17th Street, Suite 2608 Philadelphia, PA 19103

	238,000	(4)	5.0%

C/O Vicon Industries, Inc.
Kenneth M. Darby	372,903	(5)	7.8%
Arthur D. Roche	90,571	(6)	1.9%
John M. Badke	72,046	(7)	1.5%
Peter F. Neumann	51,072	(8)	1.1%
W. Gregory Robertson	49,900	(8)	1.0%
Bret M. McGowan	39,135	(9)	*
Bernard F. Reynolds	38,500	(10)	*
Julian A. Tiedemann	4,000		*
Total all Executive Officers and Directors as a Group (12 persons)	832,209	(11)	17.5%
* Less than 1%
(1)  Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment control over the shares of stock owned.
(2)  These shares are owned directly by the Article 6 Marital Trust, a successor of the Jerry Zucker Revocable Trust and indirectly by Anita Zucker, as trustee and as a beneficiary of the trust.
(3)  Dimensional Fund Advisors had voting control over 380,896 shares and investment control over 384,496 shares as investment advisor and manager for various mutual funds and other clients. These shares are beneficially owned by such mutual funds or other clients.
(4) Henry Investment Trust, L.P. may be deemed a beneficial owner of 143,900 shares held by Henry Partners, L.P. and 94,100 shares held by Matthew Partners, L.P. solely because Henry Investment Trust, L.P. is the general partner of those partnerships.
(5)   Includes currently exercisable options to purchase 40,000 shares.
(6)   Includes 15,000 shares held by Mr. Roche’s wife and currently exercisable options to purchase 18,000 shares.
(7)   Includes currently exercisable options to purchase 27,200 shares.
(8)   Includes currently exercisable options to purchase 18,000 shares.
(9)   Includes currently exercisable options to purchase 20,900 shares.
(10) Includes currently exercisable options to purchase 18,500 shares.
(11) Includes currently exercisable options to purchase 199,300 shares.

EQUITY COMPENSATION PLAN INFORMATION
at September 30, 2011

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
	507,051	$4.45	122,385
Equity compensation plans not approved by security holders
	—	—	—

Total	507,051	$4.45	122,385

EQUITY COMPENSATION GRANTS NOT APPROVED BY SECURITY HOLDERS

Through September 30, 2011 the Company had granted certain of its officers with deferred compensation benefits aggregating 16,320 shares of common stock currently held by the Company in treasury.  Such shares vest upon retirement.  All shares vest earlier under certain occurrences including death, involuntary termination or a change in control of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company and CBC Co., Ltd. (CBC), a Japanese corporation which beneficially owned 11.5% of the outstanding shares of the Company as of September 30, 2011, have been conducting business with each other since 1979.  During this period, CBC has served as a lender, a product supplier and a private label reseller of the Company’s products. In fiscal 2011, the Company purchased approximately $911,000 of products from or through CBC. CBC competes with the Company in various markets, principally in the sale of video products and systems.  Sales of Vicon products to CBC were $9,000 in 2011.

All named directors other than Mr. Darby are independent directors in accordance with NYSE Amex listing requirements.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table details: the aggregate fee arrangements with BDO USA, LLP for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the financial statements included in the Company’s quarterly reports on Form 10-Q; the aggregate fees billed by BDO USA, LLP for audit related matters and; the aggregate fees billed by BDO USA, LLP for tax compliance, tax advice and tax planning during fiscal years ended September 30, 2011 and 2010:

	2011	2010
Audit fees	$269,000	$260,000
Audit related fees	—	—
Tax fees	85,000	47,000

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

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)  Financial Statements

Included in Part IV, Item 15:

Report of Independent Registered Public Accounting Firm

Financial Statements:

Consolidated Statements of Operations, fiscal years ended September 30, 2011, 2010, and 2009

Consolidated Balance Sheets at September 30, 2011 and 2010

Consolidated Statements of Shareholders’ Equity, fiscal years ended September 30, 2011, 2010, and 2009

Consolidated Statements of Cash Flows, fiscal years ended September 30, 2011, 2010, and 2009

Notes to Consolidated Financial Statements, fiscal years ended September 30, 2011, 2010, and 2009

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

3.2	Amendment of the Company’s By-Laws effective January 1, 2008 (Incorporated by reference to the 2007 Annual Report on Form 10-K)
3.3	Amendment of the Certificate of Incorporation dated May 7, 2002 (Incorporated by reference to the 2002 Annual Report on Form 10-K)
10.1	1999 Incentive Stock Option Plan (Incorporated by reference to the 1999 Annual Report on Form 10-K)
10.2	1999 Non-Qualified Stock Option Plan (Incorporated by reference to the 1999 Annual Report on Form 10-K)
10.3	2002 Incentive Stock Option Plan (Incorporated by reference to the 2002 Annual Report on Form 10-K)
10.4	2002 Non-Qualified Stock Option Plan (Incorporated by reference to the 2002 Annual Report on Form 10-K)
10.5	Employment and Deferred Compensation Agreement dated January 1, 2006 between the Registrant and John M. Badke (Incorporated by reference to the Current Report on Form 8-K dated March 6, 2006)
10.6
Amendment 1 to the Employment and Deferred Compensation Agreement dated November 13, 2006 between the Registrant and John M. Badke (Incorporated by reference to the Current Report on Form 8-K dated November 16, 2006)

10.7	Employment Agreement dated August 7, 2006 between the Registrant and Bret M. McGowan (Incorporated by reference to the 2006 Annual Report on Form 10-K)
10.8	2007 Stock Incentive Plan (Incorporated by reference to the Proxy Statement filed on April 27, 2007)
10.9	Settlement and Release Agreement dated July 13, 2011 between the Registrant and Lectrolarm Custom Systems, Inc. (Incorporated by reference to the June 30, 2011 filing on Form 10-Q)
21	Subsidiaries of the Registrant (Incorporated by reference to the Notes to the Consolidated Financial Statements)
23	Consent of BDO USA, LLP
Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Section 1350 Certifications
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

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

We have audited the accompanying consolidated balance sheets of Vicon Industries, Inc. as of September 30, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years ended September 30, 2011.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vicon Industries, Inc. at September 30, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Melville, New York
December 22, 2011

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Fiscal Years Ended September 30, 2011, 2010 and 2009

	2011	2010	2009
Net sales	$47,182,236	$48,681,122	$60,444,867
Cost of sales	28,979,516	28,183,336	33,152,064
Gross profit	18,202,720	20,497,786	27,292,803
Operating expenses:
Selling, general and administrative expense	16,441,262	16,868,086	18,856,172
Engineering and development expense	5,930,719	5,510,207	5,405,491
Patent litigation expense	5,374,834	51,158	—
	27,746,815	22,429,451	24,261,663
Operating income (loss)	(9,544,095)	(1,931,665)	3,031,140
Other expense (income):
Interest and other income	(222,149)	(188,907)	(187,501)
Income (loss) before income taxes	(9,321,946)	(1,742,758)	3,218,641
Income tax expense (benefit)	2,138,000	(493,000)	1,202,000
Net income (loss)	$(11,459,946)	$(1,249,758)	$2,016,641
Earnings (loss) per share:
Basic	$(2.55)	$(.28)	$.44
Diluted	$(2.55)	$(.28)	$.43

See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2011 and 2010

ASSETS	2011	2010
Current Assets:
Cash and cash equivalents	$5,628,156	$8,789,967
Marketable securities	2,035,593	5,358,537
Accounts receivable (less allowance of $1,089,000 in 2011 and $982,000 in 2010)	7,771,356	10,021,342
Inventories:
Parts, components and materials	3,969,656	3,706,372
Work-in-process	2,032,176	2,416,690
Finished products	5,392,699	4,957,865
	11,394,531	11,080,927
Recoverable income taxes	92,811	146,161
Deferred income taxes	—	760,313
Prepaid expenses and other current assets	624,939	508,937
Total current assets	27,547,386	36,666,184
Property, plant and equipment:
Land	1,179,155	1,182,485
Buildings and improvements	5,690,029	5,677,226
Machinery, equipment and vehicles	6,003,943	5,797,244
	12,873,127	12,656,955
Less accumulated depreciation and amortization	8,532,990	8,033,178
	4,340,137	4,623,777
Deferred income taxes	—	1,382,686
Other assets	1,303,753	1,253,784
TOTAL ASSETS	$33,191,276	$43,926,431
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,240,096	$3,437,460
Accrued compensation and employee benefits	2,297,575	2,286,103
Accrued expenses	1,022,034	1,254,482
Unearned revenue	495,612	705,484
Income taxes payable	32,589	32,589
Total current liabilities	8,087,906	7,716,118
Unearned revenue-non current	234,927	308,063
Other long-term liabilities	2,424,516	2,358,306
Total liabilities	10,747,349	10,382,487
Commitments and contingencies - Note 7
Shareholders' equity:
Common stock, par value $.01 per share authorized - 25,000,000 shares issued - 5,345,008 and 5,286,084 shares	53,450	52,861
Capital in excess of par value	25,041,273	24,583,239
Retained earnings	1,641,720	13,101,666
Treasury stock at cost, 847,277 shares in 2011 and 794,076 shares in 2010	(4,219,502)	(3,987,869)
Accumulated other comprehensive loss	(73,014)	(205,953)
Total shareholders' equity	22,443,927	33,543,944
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$33,191,276	$43,926,431
See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Fiscal Years Ended September 30, 2011, 2010 and 2009

	Shares	Common Stock	Capital in excess of par value	Retained earnings	Treasury Stock	Accumulated other compre-hensive income	Total share- holders' equity
September 30, 2008	5,124,572	$51,246	$23,261,936	$12,334,783	$(1,768,135)	$724,150	$34,603,980
Comprehensive income (loss):
Net income	—	—	—	2,016,641	—	—	2,016,641
Foreign currency translation adjustment	—	—	—	—	—	(778,621)	(778,621)
Unrealized loss on derivatives, net of tax	—	—	—	—	—	(103,056)	(103,056)
Change in unrealized gain on marketable securities, net of tax	—	—	—	—	—	3,611	3,611
Total comprehensive income (loss)	—	—	—	—	—	—	1,138,575
Repurchases of common stock	—	—	—	—	(1,262,169)	—	(1,262,169)
Distribution of deferred comp. shares	1,800	18	(18)		—		—
Exercise of stock options	140,504	1,405	510,725	—	(114,900)	—	397,230
Tax benefit from exercise of stock options	—	—	175,440	—	—	—	175,440
Stock-based compensation	—	—	322,580	—	—	—	322,580
Deferred compensation amortization	—	—	23,848	—	—	—	23,848
September 30, 2009	5,266,876	$52,669	$24,294,511	$14,351,424	$(3,145,204)	$(153,916)	$35,399,484
Comprehensive income (loss):
Net loss	—	—	—	(1,249,758)	—	—	(1,249,758)
Foreign currency translation adjustment	—	—	—	—	—	(83,492)	(83,492)
Unrealized loss on derivatives, net of tax	—	—	—	—	—	(25,001)	(25,001)
Change in unrealized gain on marketable securities, net of tax	—	—	—	—	—	56,456	56,456
Total comprehensive income (loss)	—	—	—	—	—	—	(1,301,795)
Repurchases of common stock	—	—	—	—	(858,359)	—	(858,359)
Distribution of deferred comp. shares	3,900	39	(59,937)	—	59,898	—	—
Exercise of stock options	15,308	153	49,358	—	(44,204)	—	5,307
Tax benefit from exercise of stock options	—	—	3,955	—	—	—	3,955
Stock-based compensation	—	—	290,584	—	—	—	290,584
Deferred compensation amortization	—	—	4,768	—	—	—	4,768
September 30, 2010	5,286,084	$52,861	$24,583,239	$13,101,666	$(3,987,869)	$(205,953)	$33,543,944

Comprehensive income (loss):
Net loss	—	—	—	(11,459,946)	—	—	(11,459,946)
Foreign currency translation adjustment	—	—	—	—	—	6,328	6,328
Unrealized gain on derivatives, net of tax	—	—	—	—	—	150,815	150,815
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	—	(24,204)	(24,204)
Total comprehensive income (loss)	—	—	—	—	—	—	(11,327,007)
Repurchases of common stock	—	—	—	—	(129,164)	—	(129,164)
Distribution of deferred comp. shares	6,000	60	(60)	—	—	—	—
Exercise of stock options	52,924	529	159,420	—	(102,469)	—	57,480
Tax benefit from exercise of stock options	—	—	—	—	—	—	—
Stock-based compensation	—	—	293,906	—	—	—	293,906
Deferred compensation amortization	—	—	4,768	—	—	—	4,768
September 30, 2011	5,345,008	$53,450	$25,041,273	$1,641,720	$(4,219,502)	$(73,014)	$22,443,927
See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years Ended September 30, 2011, 2010 and 2009

	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(11,459,946)	$(1,249,758)	$2,016,641
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Deferred income taxes	2,155,944	(379,820)	904,963
Depreciation and amortization	666,312	720,295	728,138
Amortization of deferred compensation	4,768	4,768	23,848
Stock compensation expense	293,906	290,584	322,580
Change in assets and liabilities:
Accounts receivable, net	2,232,012	(232,723)	4,230,079
Inventories	(326,276)	840,512	281,925
Recoverable income taxes	55,755	(144,128)	—
Prepaid expenses and other current assets	(38,051)	11,828	143,853
Other assets	(49,969)	34,493	(16,594)
Accounts payable	826,109	(550,844)	(147,305)
Accrued compensation and employee benefits	16,358	(529,544)	95,497
Accrued expenses	(108,205)	(94,093)	(203,143)
Unearned revenue	(283,008)	(25,574)	(128,598)
Income taxes payable	—	(31,968)	(115,660)
Other liabilities	38,747	(221,582)	232,935
Net cash provided by (used in) operating activities	(5,975,544)	(1,557,554)	8,369,159

Cash flows from investing activities:
Net decrease (increase) in marketable securities	3,263,552	(5,067,259)	31,303
Capital expenditures	(391,583)	(334,804)	(573,384)
Net cash provided by (used in) investing activities	2,871,969	(5,402,063)	(542,081)

Cash flows from financing activities:
Repurchases of common stock	(129,164)	(858,359)	(1,262,169)
Proceeds from exercise of stock options	57,480	5,307	397,230
Net cash used in financing activities	(71,684)	(853,052)	(864,939)

Effect of exchange rate changes on cash	13,448	(47,555)	127,086
Net increase (decrease) in cash	(3,161,811)	(7,860,224)	7,089,225
Cash at beginning of year	8,789,967	16,650,191	9,560,966
Cash at end of year	$5,628,156	$8,789,967	$16,650,191

Cash paid during the fiscal year for:
Income taxes	$88,879	$172,282	$472,797
Interest	$—	$—	$2,179
See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended September 30, 2011, 2010 and 2009

NOTE 1.  Summary of Significant Accounting Policies

Nature of Business

The Company designs, assembles and markets video management systems and system components for use in security, surveillance, safety and control purposes by end users.  The Company markets its products worldwide primarily to installing dealers, systems integrators, government entities and distributors.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Vicon Industries, Inc. (the Company) and its wholly owned subsidiaries: Vicon Industries Limited and subsidiary (Vicon Deutschland GmbH) and TeleSite U.S.A., Inc. and subsidiary (Vicon Systems Ltd.), after elimination of intercompany accounts and transactions.

Revenue Recognition

Revenue is generally recognized when products are sold and title is passed to the customer.  Advance service billings are deferred and recognized as revenues on a pro rata basis over the term of the service agreement.  Pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605-25-05 (EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”), the Company evaluates multiple-element revenue arrangements for separate units of accounting, and follows appropriate revenue recognition policies for each separate unit.  Elements are considered separate units of accounting provided that (i) the delivered item has stand-alone value to the customer, (ii) there is objective and reliable evidence of the fair value of the undelivered item, and (iii) if a general right of return exists relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially within the control of the Company.  As applied to the Company, under arrangements involving the sale of product and the provision of services, product sales are recognized as revenue when the products are sold and title is passed to the customer, and service revenue is recognized as services are performed.

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

Marketable Securities

At September 30, 2011, marketable securities consisted of mutual fund investments principally in federal, state and local government debt securities of $2,009,194 and holdings in an equity security of $26,399.  Such mutual fund investments are stated at market value based on quoted market prices (Level 1 inputs) and are classified as available-for-sale under ASC 320 (FASB Statement of Financial Accounting Standards (SFAS) No. 115), with unrealized gains and losses reported in accumulated other comprehensive income (loss) as a component of shareholders’ equity.  The cost of such securities was $1,999,884 and $5,263,437 at September 30, 2011 and 2010, respectively, with $35,709 and $95,100 of unrealized gains, net of tax where applicable, included in the carrying amounts at September 30, 2011 and 2010, respectively.

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

Long-Lived Assets

Property, plant, and equipment are recorded at cost and are being depreciated over periods ranging from 2 to 10 years.  The Company's buildings are being depreciated over periods ranging from 25 to 40 years and leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining lease term.  Fully depreciated fixed assets are retired from the balance sheet when they are no longer in use.

The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

Engineering and Development

Product engineering and development costs are charged to expense as incurred, and amounted to approximately $5,900,000, $5,500,000 and $5,400,000 in fiscal 2011, 2010 and 2009, respectively.

Earnings Per Share

Basic EPS is computed based on the weighted average number of common shares outstanding.  Diluted EPS reflects the maximum dilution that would have resulted from the exercise of stock options, warrants and incremental shares issuable under a deferred compensation agreement (see Note 6).  In periods when losses are incurred, the effects of these securities are antidilutive and, therefore, are excluded from the computation of diluted EPS.

Foreign Currency Translation

The Company translates the financial statements of its foreign subsidiaries by applying the current rate method under which assets and liabilities are translated at the exchange rate on the balance sheet date, while revenues, costs, and expenses are translated at the average exchange rate for the reporting period.  The resulting cumulative translation adjustment of $(191,000) and $(197,000) at September 30, 2011 and 2010, respectively, is recorded as a component of shareholders' equity in accumulated other comprehensive income (loss).

Income Taxes

The Company accounts for income taxes under the provisions of ASC 740 (SFAS No. 109, “Accounting for Income Taxes”), which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred U.S. income taxes are not provided on undistributed earnings of foreign subsidiaries as the Company presently intends to reinvest such earnings indefinitely, and any plan to repatriate any of such earnings in the future is not expected to result in a material incremental tax liability to the Company. In fiscal 2011, the Company recognized a valuation allowance against its entire net deferred tax asset balance due to the uncertainty of future realization (see Note 2 for further discussion).

The Company accrues liabilities for identified tax contingencies that result from positions that are being challenged or could be challenged by tax authorities. The Company believes that its accrual for tax liabilities is adequate for all open years, based on Management’s assessment of many factors, including its interpretations of the tax law and judgments about potential actions by tax authorities. However, it is possible that the ultimate resolution of any tax audit may be materially greater or lower than the amount accrued.

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

The Company does not use derivative instruments for speculative or trading purposes. Derivative instruments are primarily used to manage exposures related to transactions with the Company’s Europe and Israel based subsidiaries. To accomplish this, the Company enters into foreign currency forward exchange contracts (“contracts”), which minimize cash flow risks from changes in foreign currency exchange rates. These derivatives have been designated as cash flow hedges for accounting purposes.

As of September 30, 2011, the Company had outstanding contracts with notional amounts aggregating $2.0 million, whose aggregate fair value was an asset of approximately $82,000. The change in the fair value of these derivatives is reflected in other comprehensive income (loss) in the accompanying statement of shareholders’ equity, net of tax where applicable. The contracts have maturities of less than one year and require the Company to exchange currencies at specified dates and rates. The Company considers the credit risk related to the contracts to be low because such instruments are entered into with financial institutions having high credit ratings and are generally settled on a net basis.  There were no gains or losses recognized in operations due to hedge ineffectiveness during the three-year period ended September 30, 2011.  The Company does not expect that the amounts currently classified in accumulated other comprehensive income (loss) that will be recognized in operations in the next fiscal year will be material.

Fair Value of Financial Instruments

The majority of the Company’s non-financial assets and liabilities are not required to be carried at fair value on a recurring basis, but the Company is required on a non-recurring basis to use fair value measurements when analyzing asset impairment as it relates to long-lived assets.  The carrying amounts for trade accounts and other receivables, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.  The fair value of the Company’s foreign currency forward exchange contracts is estimated by obtaining quoted market exchange rates for similar contracts (Level 2 inputs).  The contracted exchange rates on committed contracts was approximately $82,000 more favorable than the market rates for similar term contracts at September 30, 2011.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Accounting for Stock-Based Compensation

The Company follows ASC 718 (SFAS No. 123(R), “Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period.  For the years ended September 30, 2011, 2010 and 2009, the Company recorded non-cash compensation expense of $293,906 ($.07 per basic and diluted share), $290,584 ($.06 per basic and diluted share) and $322,580 ($.07 per basic and diluted share), respectively, relating to stock-based compensation.

The fair value for options granted during the fiscal years ended September 30, 2011, 2010 and 2009 was determined at the date of grant using a Black-Scholes valuation model and the straight-line attribution approach using the following weighted average assumptions:

	2011	2010	2009
Risk-free interest rate	1.9%	3.3%	3.0%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	63.8%	65.9%	72.9%
Weighted average expected life	7.2 years	7.5 years	7.0 years

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

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2.  Income Taxes

The components of income tax expense (benefit) for the fiscal years indicated are as follows:

	2011	2010	2009
Current:
Federal	$(77,000)	$(57,000)	$243,000
State	—	(1,000)	22,000
Foreign	75,000	(53,000)	117,000
	(2,000)	(111,000)	382,000
Deferred:
Federal	1,855,000	(276,000)	729,000
State	159,000	(16,000)	63,000
Foreign	126,000	(90,000)	28,000
	2,140,000	(382,000)	820,000
Total	$2,138,000	$(493,000)	$1,202,000

A reconciliation of the U.S statutory tax rate to the Company’s effective tax rate follows:

	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. statutory tax	$(3,169,000)	(34.0)%	$(593,000)	34.0%	$1,094,000	34.0%
Increase (decrease) in
valuation allowance	5,314,000	57.0	36,000	(2.1)	(17,000)	(0.5)
Foreign tax rate differences	94,000	1.0	82,000	(4.7)	(26,000)	(0.8)
Permanent differences	72,000	0.8	71,000	(4.1)	78,000	2.4
State tax, net of federal benefit	(232,000)	(2.5)	(16,000)	1.0	87,000	2.7
Other, net	59,000	0.6	(73,000)	4.2	(14,000)	(0.5)
Effective tax rate	$2,138,000	22.9%	$(493,000)	28.3%	$1,202,000	37.3%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at September 30, 2011 and 2010 are presented below:

	2011	2010
Deferred tax assets:
Inventories	$118,000	$95,000
Accrued compensation	458,000	476,000
Warranty accrual	149,000	149,000
Depreciation	421,000	500,000
Allowance for doubtful accounts receivable	381,000	348,000
Unearned revenue	270,000	375,000
U.S. net operating loss carryforwards	2,769,000	—
Foreign net operating loss carryforwards	838,000	383,000
Foreign tax credits	165,000	90,000
Other	221,000	228,000
Gross deferred tax assets	5,790,000	2,644,000
Deferred tax liabilities:
Other	93,000	118,000
Gross deferred tax liabilities	93,000	118,000
Total deferred tax assets and liabilities	5,697,000	2,526,000
Less valuation allowance	(5,697,000)	(383,000)
Net deferred tax assets and liabilities	$—	$2,143,000

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
In the third quarter ended June 30, 2011, the Company recognized a $2.6 million income tax charge to provide a valuation allowance against its deferred tax assets due to the uncertainty of future realization. The establishment of such valuation allowance was determined to be appropriate during the period due to updated judgments of future results in light of the Company's operating losses since fiscal year 2010 and the inherent uncertainties of predicting future operating results in periods over which such net tax differences become deductible. Income tax expense for fiscal 2011 includes the recognition of available U.S. and U.K. tax effected net operating loss carrybacks of $92,811.

Pretax domestic income (loss) amounted to approximately ($7,885,000), ($754,000) and $2,660,000 in fiscal years 2011, 2010 and 2009, respectively.  Pretax foreign income (loss) amounted to approximately ($1,437,000), ($989,000) and $559,000 in fiscal years 2011, 2010 and 2009 respectively.

The Company adopted the provisions of ASC 740 (Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”) effective as of October 1, 2007.  The entire amount of unrecognized tax benefits at September 30, 2011 and 2010, if recognized, would reduce the Company’s effective tax rate.

Unrecognized tax benefits activity for the years ended September 30, 2011, 2010 and 2009 is summarized below:

	2011	2010	2009
Beginning balance	$462,000	$514,000	$250,000
Additions (reductions) based on tax positions related to prior years
	26,000	(3,000)	264,000
Additions (reductions) based on tax positions related to the current year
	—	(49,000)	—
Ending balance	$488,000	$462,000	$514,000

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  At September 30, 2011 and 2010, the combined amount of accrued net interest and penalties related to tax positions taken or to be taken on the Company’s tax returns and recorded as part of the reserves for uncertain tax positions was $142,000 and $138,000, respectively.  The Company files U.S. Federal and State income tax returns and foreign tax returns in the United Kingdom, Germany and Israel.  The Company is generally no longer subject to tax examinations for fiscal years prior to 2004 in the U.S. and 2006 in the U.K., Germany and Israel.

NOTE 3.  Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss balances at September 30, 2011 and 2010 consisted of the following:

	2011	2010
Foreign currency translation adjustment	$(190,929)	$(197,257)
Unrealized gain (loss) on derivatives, net of tax in 2010	82,206	(68,609)
Unrealized gain on marketable securities, net of tax in 2010	35,709	59,913
Accumulated other comprehensive loss	$(73,014)	$(205,953)

NOTE 4.  Segment and Geographic Information

The Company operates in one business segment which encompasses the design, assembly and marketing of video management systems and system components for the electronic protection segment of the security industry.  Its U.S. based operations consist of Vicon Industries, Inc., the Company’s corporate headquarters and principal operating entity.  Its Europe-based operations consist of Vicon Industries Limited and its Vicon Deutschland GmbH subsidiary, which market and distribute the Company’s products principally within Europe and the Middle East.

Net sales and long-lived assets related to operations in the United States and other foreign countries for the fiscal years ended September 30, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Net sales
U.S.	$33,421,000	$33,221,000	$38,529,000
Foreign	13,761,000	15,460,000	21,916,000
Total	$47,182,000	$48,681,000	$60,445,000
Long-lived assets
U.S.	$3,295,000	$3,403,000	$3,686,000
Foreign	1,045,000	1,221,000	1,332,000
Total	$4,340,000	$4,624,000	$5,018,000

U.S. sales include $6,105,000, $4,561,000 and $6,485,000 for export in fiscal years 2011, 2010 and 2009, respectively.  Foreign sales principally represent sales from the Company’s Europe based subsidiaries.

NOTE 5.  Stock Option Plans

The Company maintains stock option plans and a stock incentive plan that provide for the grant of incentive and non-qualified options covering a total of 629,436 shares of common stock reserved for issuance to key employees, including officers and directors, as of September 30, 2011.  All options are issued at fair market value at the grant date and are exercisable in varying installments according to the plans.  The plans allow for the payment of option exercises through the surrender of previously owned mature shares based on the fair market value of such shares at the date of surrender.  Such surrendering of mature shares by holders results in an increase to treasury stock based on the stock price on date of surrender.  During the years ended September 30, 2011, 2010 and 2009, employees and directors surrendered mature shares for current exercises which resulted in an increase to treasury stock of $162,270, $44,204 and $114,900, respectively.  There were 122,385 options available for grant at September 30, 2011.

Changes in outstanding stock options for the three years ended September 30, 2011 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at September 30, 2008	467,287	$3.98
Options granted	113,000	$5.08
Options exercised	(140,504)	$3.64
Options forfeited	(11,000)	$4.93
Outstanding at September 30, 2009	428,783	$4.35
Options granted	25,000	$5.23
Options exercised	(15,308)	$3.23
Options forfeited	(26,500)	$4.86
Outstanding at September 30, 2010	411,975	$4.42
Options granted	151,000	$4.03
Options exercised	(52,924)	$3.02
Options forfeited	(3,000)	$4.06
Outstanding at September 30, 2011	507,051	$4.45	6.2	$21,248
Exercisable at September 30, 2011	248,295	$4.46	4.7	$19,648

The weighted-average grant date fair value of options granted during the years ended September 30, 2011, 2010 and 2009 was $2.54, $3.54 and $3.54, respectively. The total intrinsic value of options (in-the-money options) exercised during the years ended September 30, 2011, 2010 and 2009 was $81,216, $34,870 and $294,021, respectively.

A summary of the status of the Company’s nonvested shares and changes during the years presented is as follows:

	Number of Options	Weighted Average Grant-Date Fair Value
Nonvested at September 30, 2008	262,735	$2.89
Granted	113,000	$3.54
Vested	(92,365)	$2.52
Forfeited	(11,000)	$3.61
Nonvested at September 30, 2009	272,370	$3.25
Granted	25,000	$3.54
Vested	(92,658)	$3.12
Forfeited	(2,600)	$2.97
Nonvested at September 30, 2010	202,112	$3.35
Granted	151,000	$2.54
Vested	(91,356)	$3.14
Forfeited	(3,000)	$2.62
Nonvested at September 30, 2011	258,756	$2.96

As of September 30, 2011, there was $551,066 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.5 years.  The total fair value of shares vested during the years ended September 30, 2011, 2010 and 2009 was $287,188, $289,227 and $232,687, respectively.

NOTE 6.  Earnings (Loss) Per Share

The following table provides the components of the basic and diluted earnings (loss) per share (EPS) computations:

	2011	2010	2009
Basic EPS Computation
Net income (loss)	$(11,459,946)	$(1,249,758)	$2,016,641
Weighted average shares outstanding	4,488,526	4,535,617	4,626,230
Basic income (loss) per share	$(2.55)	$(.28)	$.44

Diluted EPS Computation
Net income (loss)	$(11,459,946)	$(1,249,758)	$2,016,641
Weighted average shares outstanding	4,488,526	4,535,617	4,626,230
Stock options	—	—	79,038
Stock compensation arrangements	—	—	24,697
Diluted shares outstanding	4,488,526	4,535,617	4,729,965
Diluted income (loss) per share	$(2.55)	$(.28)	$.43

For fiscal 2011 and 2010, 42,759 and 71,438 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive.

NOTE 7.  Commitments and Contingencies

The Company leases vehicles and occupies certain facilities under operating leases that expire at various dates through 2015.  The leases, which cover periods from three to eight years, generally provide for renewal options at specified rental amounts.  The aggregate operating lease commitment at September 30, 2011 was $1,087,000 with minimum rentals for the fiscal years shown as follows: 2012 - $684,000; 2013 - $343,000; 2014 - $53,000; and 2015 - $7,000.

The Company is a party to employment agreements with certain of its officers that provide for, among other things, the payment of compensation if there is a change in control without Board of Director approval (as defined in the agreements).  The contingent liability under such change in control provisions at September 30, 2011 would have been approximately $1.6 million.  Certain of the Company’s employment agreements with its officers provide for a severance/retirement benefit upon certain occurrences or at a specified date of retirement, absent a change in control, aggregating $1.1 million at September 30, 2011.  The Company is amortizing such obligation to expense on the straight-line method through the specified dates of retirement.  Such expense amounted to approximately $89,000 and $88,000 in fiscal 2011 and 2010, respectively.

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

NOTE 8.  Litigation

The Company was a defendant in a patent infringement suit commenced by Lectrolarm Custom Systems, Inc. ("Lectrolarm") in May 2003 in the United States District Court for the Western District of Tennessee.  The alleged infringement by the Company related to its dome camera and system controller product lines, among other products that collectively represent significant sales to the Company.  Among other things, the suit sought past damages, enhanced damages and attorney’s fees. In January 2006, the Company received the plaintiff’s claim for past damages through December 31, 2005 that approximated $11.7 million plus pre-judgment interest.  Such damages claim was based upon $233 million of alleged infringing product sales for the period at a royalty rate of 5%. The patent expired in May 2009.

On July 13, 2011, the Company entered into a settlement and release agreement with Lectrolarm to settle the patent infringement suit. Under the settlement, the Company made a one-time payment of $5 million to Lectrolarm in exchange for the release of all current and future claims against the Company and the dismissal of Lectrolarm's suit pending in the U.S. District Court. Such settlement amount was recognized as patent litigation settlement expense in the accompanying financial statements along with $375,000 of associated legal expense for fiscal 2011. Although the Company and its outside patent counsel believed that the suit was without merit and had vigorously defended itself for over eight years, it decided to settle the matter to end years of management distraction and financial uncertainty since the suit was brought in 2003.

In the normal course of business, the Company is a party to certain other claims and litigation.  Management believes that the settlement of such claims and litigation, considered in the aggregate, will not have a material adverse effect on the Company’s financial position and results of operations.

NOTE 9.  Related Party Transactions

As of September 30, 2011, CBC Co., Ltd. and affiliates (“CBC”) owned approximately 12.1% of the Company’s outstanding common stock.  The Company, which has been conducting business with CBC since 1979, imports certain finished products and components through CBC and also sells its products to CBC.  The Company purchased approximately $911,000, $138,000 and $227,000 of products and components from CBC in fiscal years 2011, 2010, and 2009, respectively, and the Company sold $9,000, $69,000 and $30,000 of products to CBC for distribution in fiscal years 2011, 2010, and 2009, respectively.  At September 30, 2011 and 2010, the Company owed $531,000 and $22,000, respectively, to CBC.  At September 30, 2011, CBC owed $3,000 to the Company resulting from purchases and sales of products.

NOTE 10:  Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and IFRS, and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material effect on its operating results or financial position.
In June 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders' equity. ASU 2011-05 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its operating results or financial position. However, it will impact the presentation of comprehensive income.

NOTE 11.  Quarterly Financial Data (unaudited)

				Earnings (Loss) Per Share
		Gross	Net
Quarter Ended	Net Sales	Profit	Income (Loss)	Basic	Diluted
Fiscal 2011
December	11,727,000	4,809,000	(454,000)	$(.10)	$(.10)
March	12,077,000	4,703,000	(713,000)	(.16)	(.16)
June	10,951,000	3,876,000	(9,514,000)	(2.12)	(2.12)
September	12,427,000	4,815,000	(779,000)	(.17)	(.17)
Total	$47,182,000	$18,203,000	$(11,460,000)	$(2.55)	$(2.55)

Fiscal 2010
December	$11,099,000	$4,638,000	$(697,000)	$(.15)	$(.15)
March	11,375,000	4,673,000	(690,000)	(.15)	(.15)
June	13,091,000	5,597,000	17,000	—	—
September	13,116,000	5,590,000	120,000.03		.03
Total	$48,681,000	$20,498,000	$(1,250,000)	$(.28)	$(.28)

The third quarter ended June 30, 2011 net income (loss) figure of $9.5 million included $5.4 million of charges and expenses relating to the settlement of a patent litigation lawsuit against the Company and a $2.6 million income tax charge to provide a valuation allowance against deferred tax assets (see Note 8. Litigation and Note 2. Income Taxes, respectively, for further explanation).

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

December 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

VICON INDUSTRIES, INC.

/s/ Kenneth M. Darby		December 22, 2011
Kenneth M. Darby	Chairman and CEO	Date

/s/ Peter F. Neumann		December 22, 2011
Peter F. Neumann	Director	Date

/s/ Bernard F. Reynolds		December 22, 2011
Bernard F. Reynolds	Director	Date

/s/ W. Gregory Robertson		December 22, 2011
W. Gregory Robertson	Director	Date

/s/ Arthur D. Roche		December 22, 2011
Arthur D. Roche	Director	Date

/s/ Julian A. Tiedemann		December 22, 2011
Julian A. Tiedemann	Director	Date