Form 10-Q
period 2011-12-31
VICON INDUSTRIES INC /NY/
filed 2012-02-13
CIK 310056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
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

At February 10, 2012, the registrant had outstanding 4,473,810 shares of Common Stock, $.01 par value.

VICON INDUSTRIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	12/31/2011	12/31/2010

Net sales	$12,351,992	$11,727,525
Cost of sales	7,422,639	6,918,592
Gross profit	4,929,353	4,808,933

Operating expenses:
Selling, general and administrative expense	3,871,294	4,012,899
Engineering & development expense	1,361,592	1,441,440
Patent litigation settlement expense	—	80,629
	5,232,886	5,534,968

Operating loss	(303,533)	(726,035)

Interest income	(23,728)	(84,310)
Other income	(14,837)	(10,601)

Loss before income taxes	(264,968)	(631,124)

Income tax expense (benefit)	19,000	(177,000)

Net loss	$(283,968)	$(454,124)

Loss per share:
Basic	$(.06)	$(.10)

Diluted	$(.06)	$(.10)

Weighted average shares outstanding:

Basic	4,491,857	4,481,198

Diluted	4,491,857	4,481,198

 See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	12/31/2011	9/30/2011
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$4,226,119	$5,628,156
Marketable securities	991,800	2,035,593
Accounts receivable, net	8,400,463	7,771,356
Inventories:
Parts, components, and materials	4,311,305	3,969,656
Work-in-process	2,642,130	2,032,176
Finished products	5,850,989	5,392,699
	12,804,424	11,394,531
Recoverable income taxes	92,811	92,811
Prepaid expenses and other current assets	686,580	624,939
TOTAL CURRENT ASSETS	27,202,197	27,547,386

Property, plant and equipment	12,907,943	12,873,127
Less accumulated depreciation and amortization	(8,647,051)	(8,532,990)
	4,260,892	4,340,137
Other assets	1,266,412	1,303,753
TOTAL ASSETS	$32,729,501	$33,191,276

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,441,195	$4,240,096
Accrued compensation and employee benefits	1,988,481	2,297,575
Accrued expenses	1,004,898	1,022,034
Unearned revenue	549,690	495,612
Income taxes payable	32,589	32,589
TOTAL CURRENT LIABILITIES	8,016,853	8,087,906

Unearned revenue - non current	224,102	234,927
Other long-term liabilities	2,435,330	2,424,516
TOTAL LIABILITIES	10,676,285	10,747,349

SHAREHOLDERS’ EQUITY
Common stock, par value $.01	53,450	53,450
Capital in excess of par value	25,118,704	25,041,273
Retained earnings	1,357,752	1,641,720
Less treasury stock, at cost	(4,263,293)	(4,219,502)
Accumulated other comprehensive loss	(213,397)	(73,014)
TOTAL SHAREHOLDERS’ EQUITY	22,053,216	22,443,927
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$32,729,501	$33,191,276

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	12/31/2011	12/31/2010
Cash flows from operating activities:
Net loss	$(283,968)	$(454,124)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	159,515	161,761
Amortization of deferred compensation	1,201	1,202
Stock compensation expense	76,230	77,968
Deferred income taxes	—	(157,000)
Change in assets and liabilities:
Accounts receivable, net	(648,725)	1,686,959
Inventories	(1,431,011)	(272,697)
Recoverable income taxes	—	(19,504)
Prepaid expenses and other current assets	(101,506)	(166,716)
Other assets	37,341	(58,905)
Accounts payable	230,563	(25,689)
Accrued compensation and employee benefits	(307,302)	(169,558)
Accrued expenses	(15,995)	(77,889)
Unearned revenue	43,253	(105,348)
Other liabilities	12,948	38,172
Net cash provided by (used in) operating activities	(2,227,456)	458,632

Cash flows from investing activities:
Net decrease (increase) in marketable securities	1,018,632	(79,083)
Capital expenditures	(90,425)	(160,855)
Net cash provided by (used in) investing activities	928,207	(239,938)

Cash flows from financing activities:
Repurchases of common stock	(43,791)	(74,545)
Proceeds from exercise of stock options	—	21,949
Net cash used in financing activities	(43,791)	(52,596)
Effect of exchange rate changes on cash	(58,997)	(68,568)

Net increase (decrease) in cash	(1,402,037)	97,530
Cash at beginning of year	5,628,156	8,789,967
Cash at end of period	$4,226,119	$8,887,497

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2011

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2011.  Certain prior year amounts have been reclassified to conform to the current period presentation.

Note 2:  Marketable Securities

Marketable securities consist of mutual fund investments principally in federal, state and local government debt securities of $967,055 and holdings in an equity security of $24,745.  Such mutual fund investments are stated at market value based on quoted market prices (Level 1 inputs) and are classified as available-for-sale under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320 (FASB Statement of Financial Accounting Standards (SFAS) No. 115), with unrealized gains and losses reported in accumulated other comprehensive income (loss) as a component of shareholders’ equity. The cost of such securities at December 31, 2011 was $981,251, with $10,549 of cumulative unrealized gains reported at December 31, 2011.

Note 3:  Accounts Receivable

Accounts receivable is stated net of an allowance for uncollectible accounts of $1,093,000 and $1,089,000 as of December 31, 2011 and September 30, 2011, respectively.

Note 4:  Loss per Share

Basic loss per share (EPS) is computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options and under deferred compensation agreements.

The following tables provide the components of the basic and diluted EPS computations for the three month periods ended December 31, 2011 and 2010:

	Three Months Ended
	December 31,
	2011	2010
Basic EPS Computation
Net loss	$(283,968)	$(454,124)
Weighted average shares outstanding	4,491,857	4,481,198
Basic loss per share	$(.06)	$(.10)

	Three Months Ended
	December 31,
	2011	2010
Diluted EPS Computation
Net loss	$(283,968)	$(454,124)

Weighted average shares outstanding	4,491,857	4,481,198
Stock options	—	—
Stock compensation arrangements	—	—
Diluted shares outstanding	4,491,857	4,481,198

Diluted loss per share	$(.06)	$(.10)

For the three months ended December 31, 2011 and 2010, 13,983 and 45,411 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive.

Note 5:   Comprehensive Loss

The Company's total comprehensive loss for the three month periods ended December 31, 2011 and 2010 was as follows:

	Three Months Ended
	December 31,
	2011	2010
Net loss	$(283,968)	$(454,124)
Other comprehensive income (loss):
Unrealized loss on securities, net of tax	(25,160)	(70,433)
Unrealized gain (loss) on derivatives, net of tax	(35,608)	62,385
Foreign currency translation adjustment	(79,615)	(148,903)
Comprehensive loss	$(424,351)	$(611,075)

The accumulated other comprehensive loss balances at December 31, 2011 and September 30, 2011 consisted of the following:

	December 31, 2011	September 30, 2011
Foreign currency translation adjustment	$(270,544)	$(190,929)
Unrealized gain on derivatives	46,598	82,206
Unrealized gain on securities	10,549	35,709
Accumulated other comprehensive loss	$(213,397)	$(73,014)

Note 6:   Derivative Instruments

The Company enters into forward exchange contracts to hedge certain foreign currency exposures and minimize the effect of such fluctuations on reported earnings and cash flow.  The Company’s ongoing foreign currency exchange risks include intercompany sales of product and services between subsidiary companies operating in differing functional currencies.

At December 31, 2011, the Company had forward exchange contracts outstanding with notional amounts aggregating $5.0 million, whose aggregate fair value was an asset of approximately $46,598.  Such fair value was determined using published market exchange rates.  The change in the amount of the asset or liability for these instruments is shown as a component of accumulated other comprehensive loss, net of tax.

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

The Company follows ASC 718 (SFAS No. 123(R), “Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their grant date fair values and over the requisite service period.  For the three month periods ended December 31, 2011 and 2010, the Company recorded non-cash compensation expense of $76,230 and $77,968, respectively, ($.02 and $.02 per basic and diluted share, respectively) relating to stock compensation.

Note 8:   Litigation

The Company was a defendant in a patent infringement suit commenced by Lectrolarm Custom Systems, Inc. ("Lectrolarm") in May 2003 in the United States District Court for the Western District of Tennessee.  The alleged infringement by the Company related to its dome camera and system controller product lines, among other products that collectively represent significant sales to the Company.  On July 13, 2011, the Company entered into a settlement and release agreement with Lectrolarm to settle the patent infringement suit. Under the settlement, the Company made a one-time payment of $5 million to Lectrolarm in exchange for the release of all current and future claims against the Company and the dismissal of Lectrolarm's suit pending in the U.S. District Court. Such settlement amount was recognized as patent litigation settlement expense in the third quarter ended June 30, 2011. Patent litigation settlement expense for the three months ended December 31, 2010 represents legal costs incurred in connection with such litigation. Although the Company and its outside patent counsel believed that the suit was without merit and had vigorously defended itself for over eight years, it decided to settle the matter to end years of management distraction and financial uncertainty since the suit was brought in 2003.

In the normal course of business, the Company is a party to certain other claims and litigation.  Management believes that the settlement of such claims and litigation, considered in the aggregate, will not have a material adverse effect on the Company’s financial position and results of operations.

Note 9:  Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and IFRS, and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for the Company for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material effect on its operating results or financial position.

In June 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders' equity. ASU 2011-05 will be effective for the Company for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its operating results or financial position. However, it will impact the presentation of comprehensive income.

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

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  The Company files U.S. Federal and State income tax returns and foreign tax returns in the United Kingdom, Germany and Israel.  The Company is generally no longer subject to tax examinations in such jurisdictions for fiscal years prior to 2004 in the U.S. and 2006 in the U.K., Germany and Israel.

Note 11:  Fair Value

The majority of the Company’s non-financial assets and liabilities are not required to be carried at fair value on a recurring basis, but the Company is required on a non-recurring basis to use fair value measurements when analyzing asset impairment as it relates to long-lived assets.  The carrying amounts for trade accounts and other receivables, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.  The fair value of the Company’s foreign currency forward exchange contracts is estimated by obtaining quoted market exchange rates for similar contracts (Level 2 inputs).  The contracted exchange rates on committed forward exchange contracts was approximately $46,598 more favorable than the market rates for similar term contracts at December 31, 2011.

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

Since fiscal year 2009, the Company's sales levels have been impacted by the worldwide economic downturn as capital expenditures for new construction, expansion and renovation projects have weakened. Such sales declines have had an adverse impact on the Company's financial results for these periods. The Company's operating cost structure has been principally fixed and therefore profitability has been largely dependent upon sales levels. For the most part, the Company has maintained its selling, general and administrative cost structure in anticipation of improving market conditions. In the second half of fiscal 2011, the Company recognized $200,000 of severance charges on certain staff reductions and may consider additional cost cutting measures in fiscal 2012.

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

The Company has a foreign sales and distribution subsidiary in Europe that conducts business in British pounds and Euros that represented approximately 28% of the Company’s consolidated sales for fiscal 2011. It also has an Israel based engineering and development subsidiary that incurs a majority of its operating expenses in Shekels that represented approximately 21% of the Company’s recurring operating expenses for fiscal 2011. During fiscal 2009, there were material changes in exchange rates between world currencies that affected the Company’s financial statements. In 2009, U.S. dollar gained on average 21% against the British pound, 10% against the Euro and 8% against the Shekel compared with 2008. This served to reduce the Company’s consolidated reported sales and costs in these currencies on a translation basis, increase the cost of European subsidiaries U.S. dollar based sourced product costs and incur company-wide negative result impacts on the settlements of transactional balances between companies. Since fiscal 2009, European currency exchange rate changes had moderated, which significantly lessened the Company’s currency impacts. However, in fiscal 2011, the U.S. dollar weakened against the shekel by an average of 6% compared with 2010, thus increasing the Company's Israel based subsidiary's operating costs. The Company has historically entered into selected forward currency exchange contracts to help stabilize the impact of changing exchange rates and will continue to do so in fiscal 2012. However, nothing can totally eliminate the long term effects of foreign currency exchange movements.

Results of Operations
Three Months Ended December 31, 2011 Compared with December 31, 2010

Net sales for the quarter ended December 31, 2011 increased 5% to $12.4 million compared with $11.7 million in the year ago period.  Domestic sales increased 11% to $8.2 million compared with $7.3 million in the year ago period while international sales decreased 5% to $4.2 million compared with $4.4 million in the year ago period.  Order intake for the quarter ended December 31, 2011 decreased 5% to $12.6 million compared with $13.3 million in the year ago period. The backlog of unfilled orders increased $228,000 to $4.9 million at December 31, 2011 compared with $4.7 million at September 30, 2011.

Gross profit margins for the first quarter of fiscal 2012 decreased to 39.9% compared with 41.0% in the year ago period. The decrease in current quarter margins was the result of increased competitive pressures in markets served by the Company's U.K. based subsidiary.

Total operating expenses for the first quarter of fiscal 2012 decreased $302,000 to $5.2 million compared with $5.5 million in the year ago quarter. Selling, general and administrative expenses for the first quarter of fiscal 2012 decreased to $3.9 million compared with $4.0 million in the year ago quarter. Engineering and development expense in the current quarter was $1.4 million compared with $1.4 million in the year ago period.  The prior year quarter operating costs included $81,000 of patent litigation expense. The Company has for the most part maintained its selling, general and administrative cost structure in anticipation of improving market conditions.

The Company incurred an operating loss of $304,000 in the first quarter of fiscal 2012 compared with an operating loss of $726,000 in the year ago period.

Interest income decreased $60,000 to $24,000 for the first quarter of fiscal 2012 compared with $84,000 in the year ago quarter due principally to reduced cash balances and marketable security investments in the current quarter. Since the quarter ended December 31, 2010, the Company has used $9.0 million of cash and marketable security investments for operating, investing and financing activities, which included $5.3 million of patent litigation settlement expense for the period.  Other income was $15,000 for the first quarter of 2012 compared with $11,000 in the year ago quarter. The current quarter amount reflects gains realized on the liquidation of certain marketable securities while the prior year amount represents changes in the market value of certain equity securities held.

The Company recorded income tax expense of $19,000 for the first quarter of fiscal 2012 compared with a benefit of $177,000 in the year ago quarter. In the third quarter of fiscal 2011, the Company recognized a $2.6 million income tax charge to provide a valuation allowance against its deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on reported pretax losses for the current quarter (see Note 10: Income Taxes).

As a result of the foregoing, the Company reported a net loss of $284,000 for the first quarter of fiscal 2012 compared with a net loss of $454,000 in the year ago period.

Liquidity and Capital Resources

Net cash used in operating activities was $2.2 million for the first three months of fiscal 2012 relating principally to increases in inventories and accounts receivable of $1.4 million and $649,000, respectively. Inventory increases for the period included additional stocks held for the introduction of certain new product lines.  Reported losses of $284,000 were substantially offset by $237,000 of non-cash charges. Net cash provided by investing activities was $928,000 for the first three months of fiscal 2012 consisting of $1.0 million of net marketable security liquidations principally used for operating activities and $90,000 of general capital expenditures. The marketable security liquidations consisted of mutual fund investments principally in federal, state and local government debt securities.  Net cash used in financing activities was $44,000 for the first three months of fiscal 2012 consisting of common stock repurchases.  As a result of the foregoing, cash (exclusive of marketable securities) decreased by $1.4 million for the first three months of fiscal 2012 after the minimal effect of exchange rate changes on the cash position of the Company.

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

The Company was a defendant in a patent infringement suit commenced by Lectrolarm Custom Systems, Inc. ("Lectrolarm") in May 2003 in the United States District Court for the Western District of Tennessee.  The alleged infringement by the Company related to its dome camera and system controller product lines, among other products that collectively represent significant sales to the Company.  On July 13, 2011, the Company entered into a settlement and release agreement with Lectrolarm to settle the patent infringement suit. Under the settlement, the Company made a one-time payment of $5 million to Lectrolarm in exchange for the release of all current and future claims against the Company and the dismissal of Lectrolarm's suit pending in the U.S. District Court. Such settlement amount was recognized as patent litigation settlement expense in the third quarter ended June 30, 2011. Patent litigation settlement expense for the three months ended December 31, 2010 represents legal costs incurred in connection with such litigation. Although the Company and its outside patent counsel believed that the suit was without merit and had vigorously defended itself for over eight years, it decided to settle the matter to end years of management distraction and financial uncertainty since the suit was brought in 2003.

Critical Accounting Policies

The Company's significant accounting policies are fully described in Note 1 to the Company's consolidated financial statements included in its September 30, 2011 Annual Report on Form 10-K.  Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

The Company's ability to recover the reported amounts of deferred income tax assets is dependent upon its ability to generate sufficient taxable income during the periods over which net temporary tax differences become deductible. In the third quarter of fiscal 2011, the Company recognized a $2.6 million charge to provide a valuation allowance against its deferred tax assets due to the uncertainty of future realization. The establishment of such valuation allowance was determined to be appropriate during the period due to updated judgments in light of the Company's operating losses since fiscal year 2010 and the inherent uncertainties of predicting future operating results in periods over which such net tax differences become deductible. The Company plans to provide a full valuation allowance against its deferred tax assets until such time that it can achieve a sustained level of profitability or other positive evidence arises that would demonstrate an ability to recover such assets.

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

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management evaluates the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011 and concluded that it is effective.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

None

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

The following table summarizes the Company’s purchases of common stock in open market transactions or otherwise for the three month period ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
10/01/11-10/31/11	2,600	$3.38	$1,045,345
11/01/11-11/30/11	4,776	3.49	$1,028,692
12/01/11-12/31/11	5,509	3.33	$1,010,338
Total	12,885	$3.40

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

February 13, 2012

/s/ Kenneth M. Darby	/s/ John M. Badke
Kenneth M. Darby	John M. Badke
Chairman and	Senior Vice President, Finance and
Chief Executive Officer	Chief Financial Officer