Form 10-Q/A
period 2011-12-31
VICON INDUSTRIES INC /NY/
filed 2012-02-14
CIK 310056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number:  1-7939

VICON INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

New York	11-2160665
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

89 Arkay Drive, Hauppauge, New York	11788
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE
Vicon Industries, Inc., is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, originally filed with the Securities and Exchange Commission on February 13, 2012, to correct errors in the information contained in the interactive data file submitted with the original filing.
No changes have been made to the Form 10-Q other than as described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update disclosures made in the Form 10-Q.

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

February 14, 2012

/s/ Kenneth M. Darby	/s/ John M. Badke
Kenneth M. Darby	John M. Badke
Chairman and	Senior Vice President, Finance and
Chief Executive Officer	Chief Financial Officer