Form 10-Q
period 2012-03-31
VICON INDUSTRIES INC /NY/
filed 2012-05-14
CIK 310056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ ] Yes [x]No

At May 10, 2012, the registrant had outstanding 4,479,735 shares of Common Stock, $.01 par value.

VICON INDUSTRIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	3/31/2012	3/31/2011

Net sales	$12,472,200	$12,077,325
Cost of sales	7,517,694	7,374,592
Gross profit	4,954,506	4,702,733

Operating expenses:
Selling, general and administrative expense	3,923,733	4,131,872
Engineering & development expense	1,311,300	1,472,144
Patent litigation settlement expense	—	169,197
	5,235,033	5,773,213

Operating loss	(280,527)	(1,070,480)

Interest income	(7,031)	(48,140)
Other income	(13,993)	(1,188)

Loss before income taxes	(259,503)	(1,021,152)

Income tax expense (benefit)	19,000	(308,000)

Net loss	$(278,503)	$(713,152)

Loss per share:
Basic	$(.06)	$(.16)

Diluted	$(.06)	$(.16)

Weighted average shares outstanding:

Basic	4,475,603	4,480,836

Diluted	4,475,603	4,480,836

 See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended
	3/31/2012	3/31/2011

Net sales	$24,824,192	$23,804,850
Cost of sales	14,940,334	14,293,184
Gross profit	9,883,858	9,511,666

Operating expenses:
Selling, general and administrative expense	7,795,026	8,144,770
Engineering & development expense	2,672,892	2,913,584
Patent litigation settlement expense	—	249,826
	10,467,918	11,308,180

Operating loss	(584,060)	(1,796,514)

Interest income	(30,759)	(132,448)
Other income	(28,830)	(11,790)

Loss before income taxes	(524,471)	(1,652,276)

Income tax expense (benefit)	38,000	(485,000)

Net loss	$(562,471)	$(1,167,276)

Loss per share:
Basic	$(.13)	$(.26)

Diluted	$(.13)	$(.26)

Weighted average shares outstanding:

Basic	4,483,776	4,481,018

Diluted	4,483,776	4,481,018

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	3/31/2012	9/30/2011
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$4,088,630	$5,628,156
Marketable securities	402,503	2,035,593
Accounts receivable, net	8,208,216	7,771,356
Inventories:
Parts, components, and materials	4,774,155	3,969,656
Work-in-process	2,058,457	2,032,176
Finished products	5,870,085	5,392,699
	12,702,697	11,394,531
Recoverable income taxes	92,811	92,811
Prepaid expenses and other current assets	622,624	624,939
TOTAL CURRENT ASSETS	26,117,481	27,547,386

Property, plant and equipment	13,069,803	12,873,127
Less accumulated depreciation and amortization	(8,840,642)	(8,532,990)
	4,229,161	4,340,137
Other assets	1,249,997	1,303,753
TOTAL ASSETS	$31,596,639	$33,191,276

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,344,818	$4,240,096
Accrued compensation and employee benefits	2,098,983	2,297,575
Accrued expenses	1,032,709	1,022,034
Unearned revenue	506,264	495,612
Income taxes payable	32,589	32,589
TOTAL CURRENT LIABILITIES	7,015,363	8,087,906

Unearned revenue - non current	197,832	234,927
Other long-term liabilities	2,414,662	2,424,516
TOTAL LIABILITIES	9,627,857	10,747,349

SHAREHOLDERS’ EQUITY
Common stock, par value $.01	53,450	53,450
Capital in excess of par value	25,194,577	25,041,273
Retained earnings	1,079,249	1,641,720
Less treasury stock, at cost	(4,300,952)	(4,219,502)
Accumulated other comprehensive loss	(57,542)	(73,014)
TOTAL SHAREHOLDERS’ EQUITY	21,968,782	22,443,927
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$31,596,639	$33,191,276

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	3/31/2012	3/31/2011
Cash flows from operating activities:
Net loss	$(562,471)	$(1,167,276)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	299,507	333,105
Amortization of deferred compensation	2,390	2,378
Stock compensation expense	150,914	151,287
Deferred income taxes	—	(461,202)
Change in assets and liabilities:
Accounts receivable, net	(382,657)	2,193,365
Inventories	(1,271,000)	(484,182)
Recoverable income taxes	—	(23,318)
Prepaid expenses and other current assets	(26,423)	(110,272)
Other assets	53,756	(112,545)
Accounts payable	(939,602)	1,355
Accrued compensation and employee benefits	(203,127)	(67,391)
Accrued expenses	6,748	(25,643)
Unearned revenue	(26,443)	(140,066)
Other liabilities	(13,547)	59,942
Net cash provided by (used in) operating activities	(2,911,955)	149,537

Cash flows from investing activities:
Net decrease (increase) in marketable securities	1,600,352	(112,896)
Capital expenditures	(167,606)	(239,371)
Net cash provided by (used in) investing activities	1,432,746	(352,267)

Cash flows from financing activities:
Repurchases of common stock	(81,450)	(74,545)
Proceeds from exercise of stock options	—	21,949
Net cash used in financing activities	(81,450)	(52,596)
Effect of exchange rate changes on cash	21,133	103,356

Net decrease in cash	(1,539,526)	(151,970)
Cash at beginning of year	5,628,156	8,789,967
Cash at end of period	$4,088,630	$8,637,997

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2012

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2011.  Certain prior year amounts have been reclassified to conform to the current period presentation.

Note 2:  Marketable Securities

Marketable securities consist of mutual fund investments principally in federal, state and local government debt securities of $370,932 and holdings in an equity security of $31,571.  Such mutual fund investments are stated at market value based on quoted market prices (Level 1 inputs) and are classified as available-for-sale under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320 (FASB Statement of Financial Accounting Standards (SFAS) No. 115), with unrealized gains and losses reported in accumulated other comprehensive income (loss) as a component of shareholders’ equity. The cost of such securities at March 31, 2012 was $399,532, with $2,971 of cumulative unrealized gains reported at March 31, 2012.

Note 3:  Accounts Receivable

Accounts receivable is stated net of an allowance for uncollectible accounts of $1,101,000 and $1,089,000 as of March 31, 2012 and September 30, 2011, respectively.

Note 4:  Loss per Share

Basic loss per share (EPS) is computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options and under deferred compensation agreements.

The following tables provide the components of the basic and diluted EPS computations for the three month and six month periods ended March 31, 2012 and 2011:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Basic EPS Computation
Net loss	$(278,503)	$(713,152)	$(562,471)	$(1,167,276)
Weighted average shares outstanding	4,475,603	4,480,836	4,483,776	4,481,018
Basic loss per share	$(.06)	$(.16)	$(.13)	$(.26)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Diluted EPS Computation
Net loss	$(278,503)	$(713,152)	$(562,471)	$(1,167,276)

Weighted average shares outstanding	4,475,603	4,480,836	4,483,776	4,481,018
Stock options	—	—	—	—
Stock compensation arrangements	—	—	—	—
Diluted shares outstanding	4,475,603	4,480,836	4,483,776	4,481,018

Diluted loss per share	$(.06)	$(.16)	$(.13)	$(.26)

For the three months ended March 31, 2012 and 2011, 10,238 and 58,794 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive. For the six months ended March 31, 2012 and 2011, 12,111 and 52,103 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive.

Note 5:   Comprehensive Loss

The Company's total comprehensive loss for the three and six months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net loss	$(278,503)	$(713,152)	$(562,471)	$(1,167,276)
Other comprehensive income (loss):
Unrealized loss on securities, net of tax	(7,578)	(8,089)	(32,738)	(78,522)
Unrealized gain (loss) on derivatives, net of tax	704	(43,565)	(34,904)	18,820
Foreign currency translation adjustment	162,729	311,615	83,114	162,712
Comprehensive loss	$(122,648)	$(453,191)	$(546,999)	$(1,064,266)

The accumulated other comprehensive loss balances at March 31, 2012 and September 30, 2011 consisted of the following:

	March 31, 2012	September 30, 2011
Foreign currency translation adjustment	$(107,815)	$(190,929)
Unrealized gain on derivatives	47,302	82,206
Unrealized gain on securities	2,971	35,709
Accumulated other comprehensive loss	$(57,542)	$(73,014)

Note 6:   Derivative Instruments

The Company enters into forward exchange contracts to hedge certain foreign currency exposures and minimize the effect of such fluctuations on reported earnings and cash flow.  The Company’s ongoing foreign currency exchange risks include intercompany sales of product and services between subsidiary companies operating in differing functional currencies.

At March 31, 2012, the Company had forward exchange contracts outstanding with notional amounts aggregating $2.8 million, whose aggregate fair value was an asset of approximately $47,302.  Such fair value was determined using published market exchange rates.  The change in the amount of the asset or liability for these instruments is shown as a component of accumulated other comprehensive loss, net of tax.

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

The Company follows ASC 718 (SFAS No. 123(R), “Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their grant date fair values and over the requisite service period.  For the three month periods ended March 31, 2012 and 2011, the Company recorded non-cash compensation expense of $74,684 and $73,319, respectively, ($.02 and $.02 per basic and diluted share, respectively) relating to stock compensation. For the six month periods ended March 31, 2012 and 2011, the Company recorded non-cash compensation expense of $150,914 and $151,287, respectively, ($.03 and $.03 per basic and diluted share, respectively) relating to stock compensation.

Note 8:   Litigation

The Company was a defendant in a patent infringement suit commenced by Lectrolarm Custom Systems, Inc. ("Lectrolarm") in May 2003 in the United States District Court for the Western District of Tennessee.  The alleged infringement by the Company related to its dome camera and system controller product lines, among other products that collectively represent significant sales to the Company.  On July 13, 2011, the Company entered into a settlement and release agreement with Lectrolarm to settle the patent infringement suit. Under the settlement, the Company made a one-time payment of $5 million to Lectrolarm in exchange for the release of all current and future claims against the Company and the dismissal of Lectrolarm's suit pending in the U.S. District Court. Such settlement amount was recognized as patent litigation settlement expense in the third quarter ended June 30, 2011. Patent litigation settlement expense for the three month and six month periods ended March 31, 2011 represents legal costs incurred in connection with such litigation. Although the Company and its outside patent counsel believed that the suit was without merit and had vigorously defended itself for over eight years, it decided to settle the matter to end years of management distraction and financial uncertainty since the suit was brought in 2003.

In the normal course of business, the Company is a party to certain other claims and litigation.  Management believes that the settlement of such claims and litigation, considered in the aggregate, will not have a material adverse effect on the Company’s financial position and results of operations.

Note 9:  Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and IFRS, and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 became effective for the Company for the quarter ended March 31, 2012 and its adoption did not have a material effect on the Company's operating results or financial position.

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

Note 11:  Fair Value

The majority of the Company’s non-financial assets and liabilities are not required to be carried at fair value on a recurring basis, but the Company is required on a non-recurring basis to use fair value measurements when analyzing asset impairment as it relates to long-lived assets.  The carrying amounts for trade accounts and other receivables, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.  The fair value of the Company’s foreign currency forward exchange contracts is estimated by obtaining quoted market exchange rates for similar contracts (Level 2 inputs).  The contracted exchange rates on committed forward exchange contracts was approximately $47,302 more favorable than the market rates for similar term contracts at March 31, 2012.

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

The Company sells video systems and system components in a highly competitive worldwide marketplace principally to authorized security dealers and system integrators. Such dealers and integrators typically resell the Company’s products directly to end users, among other services. The Company’s sales are principally project based and are largely dependent upon winning projects, construction activities and the timing of funding.  Sales will vary from period to period depending upon many factors including seasonal and geographic trends in construction activities and the timing of deliveries due to changes in project schedules and funding. The Company usually does not have a large backlog as its customer orders are typically deliverable within three months or often upon receipt of order.

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

The Company has a foreign sales and distribution subsidiary in Europe that conducts business in British pounds and Euros that represented approximately 28% of the Company’s consolidated sales for fiscal 2011. It also has an Israel based engineering and development subsidiary that incurs a majority of its operating expenses in Shekels that represented approximately 21% of the Company’s recurring operating expenses for fiscal 2011. During fiscal 2009, there were material changes in exchange rates between world currencies that affected the Company’s financial statements. In 2009, U.S. dollar gained on average 21% against the British pound, 10% against the Euro and 8% against the Shekel compared with 2008. This served to reduce the Company’s consolidated reported sales and costs in these currencies on a translation basis, increase the cost of European subsidiaries U.S. dollar based sourced product costs and incur company-wide negative result impacts on the settlements of transactional balances between companies. Since fiscal 2009, European currency exchange rate changes has moderated, which significantly lessened the Company’s currency impacts. However, in fiscal 2011, the U.S. dollar weakened against the shekel by an average of 6% compared with 2010, thus increasing the Company's Israel based subsidiary's operating costs. The Company has historically entered into selected forward currency exchange contracts to help stabilize the impact of changing exchange rates and will continue to do so in fiscal 2012. However, nothing can totally eliminate the long term effects of foreign currency exchange movements.

Results of Operations
Three Months Ended March 31, 2012 Compared with March 31, 2011

Net sales for the quarter ended March 31, 2012 increased 3% to $12.5 million compared with $12.1 million in the year ago period.  Domestic sales increased 5% to $7.4 million compared with $7.1 million in the year ago period while international sales increased 1% to $5.1 million compared with $5.0 million in the year ago period.  Order intake for the quarter ended March 31, 2012 increased 12% to $13.5 million compared with $12.1 million in the year ago period. In the current quarter, the Company experienced a significant improvement in its North American sales and order rates and persistent soft sales and order rates in Europe.  The backlog of unfilled orders increased $1.2 million to $5.9 million at March 31, 2012 compared with $4.7 million at September 30, 2011.

Gross profit margins for the second quarter of fiscal 2012 increased to 39.7% compared with 38.9% in the year ago period. The increase in current quarter margins was the result of lower indirect expenses relative to sales for the quarter.

Total operating expenses for the second quarter of fiscal 2012 decreased $538,000 to $5.2 million compared with $5.8 million in the year ago quarter. Selling, general and administrative expenses for the second quarter of fiscal 2012 decreased to $3.9 million compared with $4.1 million in the year ago quarter. Engineering and development expense in the current quarter was $1.3 million compared with $1.5 million in the year ago period.  The prior year quarter operating costs included $169,000 of patent litigation expense (see Note 8).

The Company incurred an operating loss of $281,000 in the second quarter of fiscal 2012 compared with an operating loss of $1.1 million in the year ago period.

Interest income decreased $41,000 to $7,000 for the second quarter of fiscal 2012 compared with $48,000 in the year ago quarter due principally to reduced cash balances and marketable security investments in the current quarter. Other income was $14,000 for the second quarter of 2012 compared with $1,000 in the year ago quarter. The current quarter amount represents gains realized on the liquidation of certain marketable securities and changes in the market value of certain equity securities held.

The Company recorded income tax expense of $19,000 for the second quarter of fiscal 2012 compared with a tax benefit of $308,000 in the year ago quarter. In the third quarter of fiscal 2011, the Company recognized a $2.6 million income tax charge to provide a valuation allowance against its deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on reported pretax losses for the current quarter (see Note 10: Income Taxes).

As a result of the foregoing, the Company reported a net loss of $279,000 for the second quarter of fiscal 2012 compared with a net loss of $713,000 in the year ago period.

Results of Operations
Six Months Ended March 31, 2012 Compared with March 31, 2011

Net sales for the six months ended March 31, 2012 increased 4% to $24.8 million compared with $23.8 million in the year ago period.  Domestic sales increased 8% to $15.5 million compared with $14.4 million in the year ago period while international sales decreased 2% to $9.3 million compared with $9.4 million in the year ago period. Order intake for the six months ended March 31, 2012 increased 3% to $26.1 million compared with $25.4 million in the year ago period. In the current year period, the Company experienced a significant improvement in its North American sales and order rates and persistent soft sales and order rates in Europe.

Gross profit margins for the first six months of fiscal 2012 decreased to 39.8% compared with 40.0% in the year ago period. Both period margins were weakened by continuing competitive pressures in markets served by the Company's U.K. based subsidiary.

Total operating expenses for the first six months of fiscal 2012 decreased $840,000 to $10.5 million compared with $11.3 million in the year ago period. Selling, general and administrative expenses for the first six months of fiscal 2012 decreased to $7.8 million compared with $8.1 million in the year ago period. Engineering and development expense in the current year period was $2.7 million compared with $2.9 million in the year ago period.  The prior year period operating costs included $250,000 of patent litigation expense (see Note 8).

The Company incurred an operating loss of $584,000 for the first six months of fiscal 2012 compared with an operating loss of $1.8 million in the year ago period.

Interest income decreased to $31,000 for the first six months of fiscal 2012 compared with $132,000 in the year ago period due principally to reduced cash balances and marketable security investments in the current year period. Other income was $29,000 for the first six months of 2012 compared with $12,000 in the year ago period. These amounts represent gains realized on the liquidation of certain marketable securities and changes in the market value of certain equity securities held.

The Company recorded income tax expense of $38,000 for the first six months of fiscal 2012 compared with a tax benefit of $485,000 in the year ago period. In the third quarter of fiscal 2011, the Company recognized a $2.6 million income tax charge to provide a valuation allowance against its deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on reported pretax losses for the current year period (see Note 10: Income Taxes).

As a result of the foregoing, the Company reported a net loss of $562,000 for the first six months of fiscal 2012 compared with a net loss of $1.2 million in the year ago period.

Liquidity and Capital Resources

Net cash used in operating activities was $2.9 million for the first six months of fiscal 2012 relating principally to increases in inventories and accounts receivable of $1.3 million and $383,000, respectively, and decreases in accounts payable and accrued expenses aggregating $1.1 million. Inventory increases for the period included additional stocks held for the introduction of certain new product lines.  The reported loss of $562,000 was substantially offset by $453,000 of non-cash charges. Net cash provided by investing activities was $1.4 million for the first six months of fiscal 2012 consisting of $1.6 million of net marketable security liquidations principally used for operating activities and $168,000 of general capital expenditures. The marketable security liquidations consisted of mutual fund investments principally in federal, state and local government debt securities.  Net cash used in financing activities was $81,000 for the first six months of fiscal 2012 consisting of common stock repurchases.  As a result of the foregoing, cash (exclusive of marketable securities) decreased by $1.5 million for the first six months of fiscal 2012 after the minimal effect of exchange rate changes on the cash position of the Company.

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

The Company was a defendant in a patent infringement suit commenced by Lectrolarm Custom Systems, Inc. ("Lectrolarm") in May 2003 in the United States District Court for the Western District of Tennessee.  The alleged infringement by the Company related to its dome camera and system controller product lines, among other products that collectively represent significant sales to the Company.  On July 13, 2011, the Company entered into a settlement and release agreement with Lectrolarm to settle the patent infringement suit. Under the settlement, the Company made a one-time payment of $5 million to Lectrolarm in exchange for the release of all current and future claims against the Company and the dismissal of Lectrolarm's suit pending in the U.S. District Court. Such settlement amount was recognized as patent litigation settlement expense in the third quarter ended June 30, 2011. Patent litigation settlement expense for the six months ended March 31, 2011 represents legal costs incurred in connection with such litigation. Although the Company and its outside patent counsel believed that the suit was without merit and had vigorously defended itself for over eight years, it decided to settle the matter to end years of management distraction and financial uncertainty since the suit was brought in 2003.

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

The Company's ability to recover the reported amounts of deferred income tax assets is dependent upon its ability to generate sufficient taxable income during the periods over which net temporary tax differences become deductible. In the third quarter of fiscal 2011, the Company recognized a $2.6 million charge to provide a valuation allowance against all deferred tax assets due to the uncertainty of future realization. The Company plans to provide a full valuation allowance against its deferred tax assets until such time that it can achieve a sustained level of profitability or other positive evidence arises that would demonstrate an ability to recover such assets.

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

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management evaluates the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2012 and concluded that it is effective.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

The following table summarizes the Company’s purchases of common stock in open market transactions or otherwise for the three month period ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
01/01/12-01/31/12	9,936	$3.39	$976,627
02/01/12-02/29/12	1,100	3.59	$972,679
03/01/12-03/31/12	—	—	$972,679
Total	11,036	$3.41

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

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

May 14, 2012

/s/ Kenneth M. Darby	/s/ John M. Badke
Kenneth M. Darby	John M. Badke
Chairman and	Senior Vice President, Finance and
Chief Executive Officer	Chief Financial Officer