Form 10-Q
period 2012-06-30
VICON INDUSTRIES INC /NY/
filed 2012-08-07
CIK 310056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

At August 6, 2012, the registrant had outstanding 4,479,735 shares of Common Stock, $.01 par value.

VICON INDUSTRIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	6/30/2012	6/30/2011

Net sales	$11,721,956	$10,950,550
Cost of sales	7,057,661	7,074,983
Gross profit	4,664,295	3,875,567

Operating expenses:
Selling, general and administrative expense	3,854,289	4,223,274
Engineering & development expense	1,286,105	1,514,525
Patent litigation settlement expense	—	5,125,008
	5,140,394	10,862,807

Operating loss	(476,099)	(6,987,240)

Interest income	(4,277)	(43,237)
Other expense	6,198	21,809

Loss before income taxes	(478,020)	(6,965,812)

Income tax expense	19,000	2,548,000

Net loss	$(497,020)	$(9,513,812)

Loss per share:
Basic	$(.11)	$(2.12)

Diluted	$(.11)	$(2.12)

Weighted average shares outstanding:

Basic	4,477,651	4,491,998

Diluted	4,477,651	4,491,998

 See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended
	6/30/2012	6/30/2011

Net sales	$36,546,149	$34,755,400
Cost of sales	21,997,996	21,368,168
Gross profit	14,548,153	13,387,232

Operating expenses:
Selling, general and administrative expense	11,649,315	12,368,043
Engineering & development expense	3,958,997	4,428,109
Patent litigation settlement expense	—	5,374,834
	15,608,312	22,170,986

Operating loss	(1,060,159)	(8,783,754)

Interest income	(35,036)	(175,685)
Other expense (income)	(22,632)	10,019

Loss before income taxes	(1,002,491)	(8,618,088)

Income tax expense	57,000	2,063,000

Net loss	$(1,059,491)	$(10,681,088)

Loss per share:
Basic	$(.24)	$(2.38)

Diluted	$(.24)	$(2.38)

Weighted average shares outstanding:

Basic	4,481,737	4,484,676

Diluted	4,481,737	4,484,676

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	6/30/2012	6/30/2011	6/30/2012	6/30/2011
Net loss	$(497,020)	$(9,513,812)	$(1,059,491)	$(10,681,088)
Other comprehensive income (loss):
Unrealized gain (loss) on securities, net of tax	1,156	41,602	(31,582)	(36,920)
Unrealized gain (loss) on derivatives, net of tax	(169,464)	(481)	(204,368)	18,339
Foreign currency translation adjustment	(68,201)	(31,045)	14,913	131,667
Other comprehensive income (loss)	(236,509)	10,076	(221,037)	113,086
Comprehensive loss	$(733,529)	$(9,503,736)	$(1,280,528)	$(10,568,002)

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	6/30/2012	9/30/2011
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$5,711,347	$5,628,156
Marketable securities	399,087	2,035,593
Accounts receivable, net	6,633,042	7,771,356
Inventories:
Parts, components, and materials	4,657,355	3,969,656
Work-in-process	1,685,674	2,032,176
Finished products	5,590,638	5,392,699
	11,933,667	11,394,531
Recoverable income taxes	92,811	92,811
Prepaid expenses and other current assets	639,267	624,939
TOTAL CURRENT ASSETS	25,409,221	27,547,386

Property, plant and equipment	13,030,038	12,873,127
Less accumulated depreciation and amortization	(8,945,696)	(8,532,990)
	4,084,342	4,340,137
Other assets	1,208,985	1,303,753
TOTAL ASSETS	$30,702,548	$33,191,276

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,062,595	$4,240,096
Accrued compensation and employee benefits	1,999,841	2,297,575
Accrued expenses	1,220,639	1,022,034
Unearned revenue	524,622	495,612
Income taxes payable	32,589	32,589
TOTAL CURRENT LIABILITIES	6,840,286	8,087,906

Unearned revenue - non current	162,736	234,927
Other long-term liabilities	2,395,418	2,424,516
TOTAL LIABILITIES	9,398,440	10,747,349

SHAREHOLDERS’ EQUITY
Common stock, par value $.01	53,509	53,450
Capital in excess of par value	25,263,373	25,041,273
Retained earnings	582,229	1,641,720
Less treasury stock, at cost	(4,300,952)	(4,219,502)
Accumulated other comprehensive loss	(294,051)	(73,014)
TOTAL SHAREHOLDERS’ EQUITY	21,304,108	22,443,927
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,702,548	$33,191,276

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	6/30/2012	6/30/2011
Cash flows from operating activities:
Net loss	$(1,059,491)	$(10,681,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	441,872	504,073
Amortization of deferred compensation	3,579	3,566
Stock compensation expense	218,580	220,806
Deferred income taxes	—	2,155,710
Change in assets and liabilities:
Accounts receivable, net	1,141,633	2,313,813
Inventories	(542,833)	47,277
Recoverable income taxes	—	55,477
Prepaid expenses and other current assets	(96,803)	(116,305)
Other assets	94,768	(135,776)
Accounts payable	(1,187,942)	(118,387)
Accrued compensation and employee benefits	(298,456)	74,205
Accrued expenses	76,488	47,460
Accrued patent litigation expense	—	5,056,518
Unearned revenue	(43,181)	(272,294)
Other liabilities	(28,734)	110,972
Net cash used in operating activities	(1,280,520)	(733,973)

Cash flows from investing activities:
Net decrease (increase) in marketable securities	1,604,924	(92,075)
Capital expenditures	(186,089)	(311,364)
Net cash provided by (used in) investing activities	1,418,835	(403,439)

Cash flows from financing activities:
Repurchases of common stock	(81,450)	(215,269)
Proceeds from exercise of stock options	—	159,949
Net cash used in financing activities	(81,450)	(55,320)
Effect of exchange rate changes on cash	26,326	71,720

Net increase (decrease) in cash	83,191	(1,121,012)
Cash at beginning of year	5,628,156	8,789,967
Cash at end of period	$5,711,347	$7,668,955

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2012

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2011.  Certain prior year amounts have been reclassified to conform to the current period presentation.

Note 2:  Marketable Securities

Marketable securities consist of mutual fund investments principally in federal, state and local government debt securities of $373,713 and holdings in an equity security of $25,374.  Such mutual fund investments are stated at market value based on quoted market prices (Level 1 inputs) and are classified as available-for-sale under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320 (FASB Statement of Financial Accounting Standards (SFAS) No. 115), with unrealized gains and losses reported in accumulated other comprehensive income (loss) as a component of shareholders’ equity. The cost of such securities at June 30, 2012 was $394,960, with $4,127 of cumulative unrealized gains reported at June 30, 2012.

Note 3:  Accounts Receivable

Accounts receivable is stated net of an allowance for uncollectible accounts of $1,105,000 and $1,089,000 as of June 30, 2012 and September 30, 2011, respectively.

Note 4:  Loss per Share

Basic loss per share (EPS) is computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options and under deferred compensation agreements.

The following tables provide the components of the basic and diluted EPS computations for the three month and nine month periods ended June 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic EPS Computation
Net loss	$(497,020)	$(9,513,812)	$(1,059,491)	$(10,681,088)
Weighted average shares outstanding	4,477,651	4,491,998	4,481,737	4,484,676
Basic loss per share	$(.11)	$(2.12)	$(.24)	$(2.38)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Diluted EPS Computation
Net loss	$(497,020)	$(9,513,812)	$(1,059,491)	$(10,681,088)

Weighted average shares outstanding	4,477,651	4,491,998	4,481,737	4,484,676
Stock options	—	—	—	—
Stock compensation arrangements	—	—	—	—
Diluted shares outstanding	4,477,651	4,491,998	4,481,737	4,484,676

Diluted loss per share	$(.11)	$(2.12)	$(.24)	$(2.38)

For the three months ended June 30, 2012 and 2011, 10,131 and 43,610 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive. For the nine months ended June 30, 2012 and 2011, 11,451 and 49,272 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive.

Note 5:   Accumulated Other Comprehensive Loss

The Company's accumulated other comprehensive loss balances at June 30, 2012 and September 30, 2011 consisted of the following:

	June 30, 2012	September 30, 2011
Foreign currency translation adjustment	$(176,016)	$(190,929)
Unrealized gain (loss) on derivatives	(122,162)	82,206
Unrealized gain on securities	4,127	35,709
Accumulated other comprehensive loss	$(294,051)	$(73,014)

Note 6:   Derivative Instruments

The Company enters into forward exchange contracts to hedge certain foreign currency exposures and minimize the effect of such fluctuations on reported earnings and cash flow.  The Company’s ongoing foreign currency exchange risks include intercompany sales of product and services between subsidiary companies operating in differing functional currencies.

At June 30, 2012, the Company had forward exchange contracts outstanding with notional amounts aggregating $3.9 million, whose aggregate fair value was a liability of approximately $122,162.  Such fair value was determined using published market exchange rates.  The change in the amount of the asset or liability for these instruments is shown as a component of accumulated other comprehensive loss, net of tax.

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

The Company follows ASC 718 (SFAS No. 123(R), “Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their grant date fair values and over the requisite service period.  For the three month periods ended June 30, 2012 and 2011, the Company recorded non-cash compensation expense of $67,666 and $69,519, respectively, ($.02 and $.02 per basic and diluted share, respectively) relating to stock compensation. For the nine month periods ended June 30, 2012 and 2011, the Company recorded non-cash compensation expense of $218,580 and $220,806, respectively, ($.05 and $.05 per basic and diluted share, respectively) relating to stock compensation.

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

In June 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders' equity. Although effective for the Company's next fiscal year ending September 30, 2013, ASU 2011-05 was adopted by the Company in the quarter ended June 30, 2012 with the insertion of the Statements of Comprehensive Loss in the accompanying financial statements.

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

Note 11:  Fair Value

The majority of the Company’s non-financial assets and liabilities are not required to be carried at fair value on a recurring basis, but the Company is required on a non-recurring basis to use fair value measurements when analyzing asset impairment as it relates to long-lived assets.  The carrying amounts for trade accounts and other receivables and accounts payable approximate fair value due to the short-term maturity of these instruments.  The fair value of the Company’s foreign currency forward exchange contracts is estimated by obtaining quoted market exchange rates for similar contracts (Level 2 inputs).  The contracted exchange rates on committed forward exchange contracts was approximately $122,162 less favorable than the market rates for similar term contracts at June 30, 2012.

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

Since fiscal year 2009, the Company's sales levels have been impacted by the worldwide economic downturn, particularly in Europe, as capital expenditures for new construction, expansion and renovation projects have weakened. Such sales declines have had an adverse impact on the Company's financial results for these periods. The Company's operating cost structure has been fixed to a large extent and therefore profitability has been largely dependent upon sales levels. For the most part, the Company has maintained its selling, general and administrative cost structure in past years in anticipation of improving market conditions. However, since the second half of fiscal 2011, the Company has implemented ongoing cost reduction programs that will continue for the foreseeable future until market conditions improve.

The Company competes in a market of rapid technology shifts which influence the performance capability of security systems.  As a result, the Company spends a significant amount on new product development. In fiscal 2011 and 2010, the Company incurred $5.9 million and $5.5 million of engineering and development expense or 13% and 11% of net sales, respectively. The Company’s expenditures for product development are substantially less than its larger competitors.  In recent years, the rapid pace of technology changes has placed increased burden on the Company’s development resources which has necessitated an increase in annual expense for product development.  Further, the Company’s sales effort requires a high level of customer service and technical support for its products.  Customer support levels were maintained during fiscal 2011 despite a reduction in sales and such expenditure levels are generally expected to continue in fiscal 2012.  The Company has considered various strategic initiatives that may augment or supplement its present product offerings and technology platforms, among other benefits.

The Company has a foreign sales and distribution subsidiary in Europe that conducts business in British pounds and Euros that represented approximately 28% of the Company’s consolidated sales for fiscal 2011. It also has an Israel based engineering and development subsidiary that incurs a majority of its operating expenses in Shekels that represented approximately 21% of the Company’s recurring operating expenses for fiscal 2011. Since fiscal 2009, there have been material changes in exchange rates between world currencies that have impacted the Company’s financial statements. In 2009, U.S. dollar gained on average 21% against the British pound, 10% against the Euro and 8% against the Shekel compared with 2008. This served to reduce the Company’s consolidated reported sales and costs in these currencies on a translation basis, increase the cost of European subsidiaries U.S. dollar based sourced product costs and incur company-wide negative result impacts on the settlements of transactional balances between companies. Since fiscal 2009, European currency exchange rate changes have moderated somewhat, which has lessened the Company’s currency impacts. However, since fiscal 2011, there have been material changes in shekel based exchange rates that have impacted the Company's Israel based subsidiary's operating costs. The Company has historically entered into selected forward currency exchange contracts to help stabilize the impact of changing exchange rates and will continue to do so in fiscal 2012. However, nothing can totally eliminate the long term effects of foreign currency exchange movements.

Results of Operations
Three Months Ended June 30, 2012 Compared with June 30, 2011

Net sales for the quarter ended June 30, 2012 increased 7% to $11.7 million compared with $11.0 million in the year ago period.  Domestic sales increased 30% to $7.4 million compared with $5.8 million in the year ago period while international sales decreased 18% to $4.3 million compared with $5.2 million in the year ago period.  Order intake for the quarter ended June 30, 2012 decreased 2% to $10.8 million compared with $11.1 million in the year ago period. In the current quarter, the Company experienced a significant improvement in its North American sales and order rates compared with the year ago period while international business continued to be materially impacted by weak European economies.  The backlog of unfilled orders increased $369,000 to $5.1 million at June 30, 2012 compared with $4.7 million at September 30, 2011.

Gross profit margins for the third quarter of fiscal 2012 increased to 39.8% compared with 35.4% in the year ago period. The increase in current quarter margins was due principally to a 3.1% decrease in indirect expenses in the current quarter, including the effects of a $180,000 warranty charge taken in the year ago period.

Total operating expenses for the third quarter of fiscal 2012 decreased $5.7 million to $5.1 million compared with $10.8 million in the year ago period. The year ago period included $5.1 million of patent litigation settlement expense (see Note 8). Selling, general and administrative expenses for the third quarter of fiscal 2012 decreased to $3.9 million compared with $4.2 million in the year ago period. Engineering and development expense in the current quarter was $1.3 million compared with $1.5 million in the year ago period. Excluding the $5.1 million of patent litigation settlement expense in the year ago period, the Company's total operating expenses in the current quarter have been reduced by a total of 10% compared with the prior year period relating principally to ongoing cost reduction programs.

The Company incurred an operating loss of $476,000 in the third quarter of fiscal 2012 compared with an operating loss of $7.0 million in the year ago period.

Interest income decreased $39,000 to $4,000 for the third quarter of fiscal 2012 compared with $43,000 in the year ago quarter due principally to reduced cash balances and marketable security investments in the current quarter. Other expense was $6,000 for the third quarter of 2012 compared with $22,000 in the year ago quarter. The current quarter amount represents a reduction in the market value of certain equity securities held while the year ago period amount represents losses incurred on the sales of certain marketable securities.

The Company recorded income tax expense of $19,000 for the third quarter of fiscal 2012 compared with $2.5 million in the year ago quarter. In the third quarter of fiscal 2011, the Company recognized a $2.6 million income tax charge to provide a valuation allowance against its deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on reported pretax losses for the current quarter (see Note 10: Income Taxes).

As a result of the foregoing, the Company reported a net loss of $497,000 for the third quarter of fiscal 2012 compared with a net loss of $9.5 million in the year ago period.

Results of Operations
Nine Months Ended June 30, 2012 Compared with June 30, 2011

Net sales for the nine months ended June 30, 2012 increased 5% to $36.5 million compared with $34.8 million in the year ago period.  Domestic sales increased 14% to $23.0 million compared with $20.1 million in the year ago period while international sales decreased 7% to $13.5 million compared with $14.7 million in the year ago period. In the current year period, the Company experienced a significant improvement in its North American sales and order rates compared with the year ago period while international business continued to be materially impacted by weak European economies.  Order intake for the nine months ended June 30, 2012 increased 1% to $36.9 million compared with $36.5 million in the year ago period.

Gross profit margins for the first nine months of fiscal 2012 increased to 39.8% compared with 38.5% in the year ago period. The increase in current period margins was due principally to a decrease in indirect expenses in the current year period, including the effects of a $180,000 warranty charge taken in the year ago period.

Total operating expenses for the first nine months of fiscal 2012 decreased $6.6 million to $15.6 million compared with $22.2 million in the year ago period. The year ago period included $5.4 million of patent litigation settlement expense (see Note 8). Selling, general and administrative expenses for the first nine months of fiscal 2012 decreased to $11.6 million compared with $12.4 million in the year ago period. Engineering and development expense in the current year period was $4.0 million compared with $4.4 million in the year ago period.  Excluding the $5.4 million of patent litigation settlement expense in the year ago period, the Company's total operating expenses in the current year period have been reduced by a total of 7% compared with the prior year period relating principally to ongoing cost reduction programs.

The Company incurred an operating loss of $1.1 million for the first nine months of fiscal 2012 compared with an operating loss of $8.8 million in the year ago period.

Interest income decreased $141,000 to $35,000 for the first nine months of fiscal 2012 compared with $176,000 in the year ago period due principally to reduced cash balances and marketable security investments in the current year period. The Company recorded other income of $23,000 for the first nine months of 2012 compared with $10,000 of other expense in the year ago period. These amounts represent gains realized on the liquidation of certain marketable securities and changes in the market value of certain equity securities held.

The Company recorded income tax expense of $57,000 for the first nine months of fiscal 2012 compared with $2.1 million in the year ago period. In the third quarter of fiscal 2011, the Company recognized a $2.6 million income tax charge to provide a valuation allowance against its deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on reported pretax losses for the current year period (see Note 10: Income Taxes).

As a result of the foregoing, the Company reported a net loss of $1.1 million for the first nine months of fiscal 2012 compared with a net loss of $10.7 million in the year ago period.

Liquidity and Capital Resources

Net cash used in operating activities was $1.3 million for the first nine months of fiscal 2012. Such cash usages included a $1.4 million net reduction in accounts payable and accrued expenses, a $543,000 increase in inventories and a net loss of $395,000 after non-cash charges, offset in part by $1.1 million of cash provided by a reduction in accounts receivable. The reported loss of $1.1 million was partially offset by $664,000 of non-cash charges. Net cash provided by investing activities was $1.4 million for the first nine months of fiscal 2012 consisting of $1.6 million of net marketable security liquidations principally used for operating activities and $186,000 of general capital expenditures. The marketable security liquidations consisted of mutual fund investments principally in federal, state and local government debt securities.  Net cash used in financing activities was $81,000 for the first nine months of fiscal 2012 consisting of common stock repurchases.  As a result of the foregoing, cash (exclusive of marketable securities) increased by $83,000 for the first nine months of fiscal 2012 after the minimal effect of exchange rate changes on the cash position of the Company.

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

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 1A – RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2008, the Company’s Board of Directors authorized the purchase of up to $1 million worth of shares of the Company’s outstanding common stock. In December 2009, the Board of Directors authorized the purchase of an additional $1.5 million worth of shares of the Company’s outstanding common stock. The Company did not repurchase any of its common stock during the three month period ended June 30, 2012. The approximate dollar value of shares that may yet be purchased under the program was $972,679 as of June 30, 2012.

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

August 7, 2012

/s/ Kenneth M. Darby	/s/ John M. Badke
Kenneth M. Darby	John M. Badke
Chairman and	Senior Vice President, Finance and
Chief Executive Officer	Chief Financial Officer