Form 10-K
period 2012-09-30
VICON INDUSTRIES INC /NY/
filed 2012-12-21
CIK 310056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)   Yes ☐    No ☑

The aggregate market value of voting and non-voting Common Stock held by non-affiliates of the registrant based upon the closing price of $3.24 per share as of March 31, 2012 was approximately $6,248,000.

The number of shares outstanding of the registrant's Common Stock as of December 14, 2012 was 4,479,735.

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

The Company operates within the electronic protection segment of the security industry which includes, among others: fire and burglar alarm systems, access control, biometric and video systems, data and asset protection.  The U.S. security industry consists of thousands of individuals and businesses (exclusive of public sector law enforcement) that provide products and services for the protection and monitoring of people, property and information. The security industry includes fire and detection systems, access control, video systems, asset protection, guard services and equipment, locks, safes, armored vehicles, security fencing, private investigations, biometric systems, software and network protection and others.  The Company’s products are typically used for crime deterrence, visual documentation, observation of inaccessible or hazardous areas, enhancing safety, mitigating liability, obtaining cost savings (such as lower insurance premiums), managing control systems and improving the efficiency and effectiveness of personnel. The Company’s products are used in, among others, office buildings, manufacturing plants, apartment complexes, retail stores, government facilities, airports, highways, transportation operations, prisons, casinos, hotels, sports arenas, health care facilities and financial institutions.

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

The Company’s products range from a simple camera mounting bracket to a large network camera control, transmission, recording, storage and virtual matrix switching system.  The Company’s sales are concentrated principally among its network video products (ViconNet™ (VMS) and Kollector™ (NVR’s and DVR’s)), Surveyor™ (robotic dome cameras) and Roughneck™ (fixed position cameras) product lines.

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

The Company’s principal sales offices are located in Hauppauge, New York; Fareham, England; and Neumunster, Germany.

International Sales

The Company sells its products in Europe, Scandinavia and the Middle East through its European based subsidiaries and elsewhere outside the U.S. principally by direct export from its U.S. headquarters.  The Company has a few territorial exclusivity agreements with customers but primarily uses a wide range of installation companies and security product distributors in international markets.

Export sales and sales from the Company’s foreign subsidiaries amounted to $18.0 million, $19.9 million and $20.0 million or 36%, 42% and 41% of consolidated net sales in fiscal years 2012, 2011 and 2010, respectively.  The Company’s principal foreign markets are the U.K., Europe, Middle East and the Pacific Rim, which together accounted for approximately 71% of international sales in fiscal 2012.

Competition

The Company operates in a highly competitive marketplace both domestically and internationally.  The Company competes by providing a value added video system solution combined with a superior level of professional and technical support. The Company is also well known in the security field having specialized in video security applications since its founding in 1967.  Generally, the Company does not compete based on price alone.

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

Engineering and Development

The Company’s engineering and development is directed principally on new and improved video systems and system components.  In recent years, the trend of product development and demand within the video security and surveillance market has been toward enhanced software applications involving the compression, analysis, transmission, storage, manipulation, imaging and display of digital video over IP networks.  Since the Company’s target market segment requires it to keep pace with changes in technology, the Company has focused its engineering effort in these developing areas.  Development projects are chosen and prioritized based on competitor threats, focus group feedback, the Company’s analysis as to the needs of the marketplace, anticipated technological advances and market research.

At September 30, 2012, the Company employed a total of 31 engineers in the following areas: software development, mechanical design, manufacturing/testing and electrical and circuit design.  Engineering and development expense amounted to approximately 10%, 13% and 11% of net sales in fiscal years 2012, 2011 and 2010, respectively.

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

Backlog

The backlog of orders believed to be firm as of September 30, 2012 and 2011 was approximately $3.1 million and $4.7 million, respectively.  Orders are generally cancelable without penalty at the option of the customer.  The Company prefers that its backlog of orders not exceed its ability to fulfill such orders on a timely basis, since experience shows that long delivery schedules only encourage the Company’s customers to look elsewhere for product availability.

Employees

At September 30, 2012, the Company employed 160 full-time employees, of whom 7 are officers, 66 are in sales and technical service capacities, 31 are in engineering and test, 35 are in operations and production and 21 are in administration.  At September 30, 2011, the Company employed 172 persons.  There are no collective bargaining agreements with any of the Company’s employees and the Company considers its relations with its employees to be good.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

The Company principally operates from an 80,000 square-foot facility located at 89 Arkay Drive, Hauppauge, New York, which it owns.  The Company also owns a 14,000 square-foot sales, service and warehouse facility in southern England which services Europe and the Middle East.  In addition, the Company operates under leases from offices in Yavne, Israel; Neumunster, Germany; and various local sales offices throughout Europe.  The Company believes that its facilities are adequate to meet its current and foreseeable operating needs.

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock is traded on the NYSE Amex under the symbol (VII).  The following table sets forth for the periods indicated, the range of high and low prices for the Company's Common Stock:

Quarter Ended	High	Low
Fiscal 2012
December	3.55	2.80
March	3.70	2.96
June	3.42	2.81
September	3.37	2.39
Fiscal 2011
December	4.61	3.75
March	5.24	4.26
June	4.95	3.87
September	4.58	3.10

The last sale price of the Company’s Common Stock on December 14, 2012 as reported on the NYSE Amex was $2.42 per share.  As of December 14, 2012, there were approximately 136 shareholders of record.

The Company has never declared or paid cash dividends on its Common Stock and anticipates that any earnings in the foreseeable future will be retained to finance the growth and development of its business.

In December 2008, the Company’s Board of Directors authorized the purchase of up to $1 million worth of shares of the Company’s outstanding common stock.  In December 2009, the Board of Directors authorized the purchase of an additional $1.5 million worth of shares of the Company’s outstanding common stock.  The Company did not repurchase any of its common stock during the three month period ended September 30, 2012. The approximate dollar value of shares that may yet be purchased under the program was $972,679 as of September 30, 2012.

ITEM 6 - SELECTED FINANCIAL DATA
(in thousands of dollars, except per share data)

FISCAL YEAR	2012	2011	2010	2009	2008
Net sales	49,652	47,182	48,681	60,445	66,911
Gross profit	19,637	18,203	20,498	27,293	30,422
Operating income (loss)	(1,388)	(9,544)	(1,932)	3,031	4,389
Income (loss) before income taxes	(1,323)	(9,322)	(1,743)	3,219	4,589
Net income (loss)	(1,380)	(11,460)	(1,250)	2,017	2,839
Net income (loss) per share:
Basic	(.31)	(2.55)	(.28)	.44	.59
Diluted	(.31)	(2.55)	(.28)	.43	.57
Total assets	31,335	33,191	43,926	47,316	46,964
Long-term debt	—	—	—	—	—
Working capital	18,564	19,459	28,950	30,845	29,181
Property, plant and equipment (net)	4,042	4,340	4,624	5,018	5,301

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

The Company competes in a market of rapid technology shifts which influence the performance capability of security systems.  As a result, the Company spends a significant amount on new product development. In fiscal 2012 and 2011, the Company incurred $5.2 million and $5.9 million of engineering and development expense or 10% and 13% of net sales, respectively. The Company’s expenditures for product development are substantially less than its major competitors.  The ongoing market shift to software driven products and technologies will continue to burden the Company’s development resources and increase ongoing annual expense for product development.  Further, the Company’s sales effort requires a high level of customer service and technical support for its products.  Customer support levels were maintained during fiscal 2011 despite a reduction in sales and such expenditure levels have generally continued in fiscal 2012.  The Company has considered various strategic initiatives that may augment or supplement its present product offerings and technology platforms, among other benefits.

The Company has a foreign sales and distribution subsidiary in Europe that conducts business in British pounds and Euros that represented approximately 22% of the Company’s consolidated sales for fiscal 2012. It also has an Israel based engineering and development subsidiary that incurs a majority of its operating expenses in Shekels that represented approximately 20% of the Company’s operating expenses for fiscal 2012. The Company has historically entered into selected forward currency exchange contracts to help stabilize the impact of changing exchange rates and will continue to do so in fiscal 2013. However, nothing can totally eliminate the long term effects of foreign currency exchange movements.

RESULTS OF OPERATIONS

Fiscal Year 2012 Compared with 2011

Net sales for 2012 increased $2.5 million (5%) to $49.7 million compared with $47.2 million in 2011.  Domestic sales increased $4.4 million (16%) to $31.7 million compared with $27.3 million in 2011 while international sales decreased $1.9 million (10%) to $18.0 million compared with $19.9 million in 2011.   In the current year, the Company experienced a significant improvement in its North American sales and order rates compared with the prior year while international business continued to be materially impacted by weak European economies. Order intake for 2012 decreased $846,000 (2%) to $48.1 million compared with $48.9 million in 2011.  The backlog of unfilled orders was $3.1 million at September 30, 2012 compared with $4.7 million at September 30, 2011.

Gross profit margins for 2012 increased to 39.5% compared with 38.6% in 2011.   The increase in current year margins was due to a decrease in indirect expenses in the current year, including the effects of a $300,000 (.6%) warranty charge taken in 2011 in connection with a large system project.

Operating expenses for 2012 decreased $6.7 million to $21.0 million or 42.3% of net sales compared with $27.7 million or 58.8% of net sales in 2011. In 2011, the Company recognized a $5.0 million charge on the settlement of the patent infringement lawsuit against the Company along with $375,000 of associated legal fees.  Selling, general and administrative expenses decreased $625,000 to $15.8 million for 2012 compared with $16.4 million in 2011. Engineering and development expenses decreased $723,000 to $5.2 million for 2012 compared with $5.9 million for 2011. Excluding the $5.4 million of patent litigation settlement expense in 2011, the Company's total operating expenses in 2012 have been reduced by a total of $1.3 million (6%) compared with 2011 relating principally to ongoing cost reduction programs. In the current year, the Company recognized $300,000 of severance charges on certain staff reductions and anticipates additional cost reductions in fiscal 2013.

The Company incurred an operating loss of $1.4 million for fiscal 2012 compared with an operating loss of $9.5 million for fiscal 2011.

Interest and other income decreased $158,000 to $64,000 for 2012 compared with $222,000 for 2011 due principally to reduced cash balances and marketable security investments in the current year.

The Company recorded income tax expense of $57,000 for fiscal 2012 compared with $2.1 million for fiscal 2011. In the third quarter of fiscal 2011, the Company recognized a $2.6 million income tax charge to provide a valuation allowance against its deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on reported pretax losses for the current year (see Note 2: Income Taxes). Income tax expense for 2011 includes the recognition of available U.S. tax effected net operating loss carrybacks of $92,811.

As a result of the foregoing, the Company reported a net loss of $1.4 million for 2012 compared with a net loss of $11.5 million for 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $646,000 for fiscal 2012. Such cash usages included a $1.7 million increase in accounts receivable, a $703,000 net reduction in accounts payable and accrued expenses and a net loss of $497,000 after non-cash charges, offset in part by $2.2 million of cash provided by a reduction in inventories. The reported loss of $1.4 million was partially offset by $883,000 of non-cash charges. Net cash provided by investing activities was $1.3 million in 2012 consisting of $1.6 million of net marketable security liquidations principally used for operating activities and $252,000 of general capital expenditures. The marketable security liquidations consisted of mutual fund investments principally in federal, state and local government debt securities.  Net cash used in financing activities was $81,000 in 2012 consisting of repurchases of the Company's common stock.  As a result of the foregoing, cash (exclusive of marketable securities) increased by $606,000 in 2012 after the minimal effect of exchange rate changes on the cash position of the Company.

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

Revenue is generally recognized when products are sold and title is passed to the customer.  Advance service billings are deferred and recognized as revenues on a pro rata basis over the term of the service agreement.  Pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605-25-05, the Company evaluates multiple-element revenue arrangements for separate units of accounting, and follows appropriate revenue recognition policies for each separate unit.  Elements are considered separate units of accounting provided that (i) the delivered item has stand-alone value to the customer, (ii) there is objective and reliable evidence of the fair value of the undelivered item, and (iii) if a general right of return exists relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially within the control of the Company.  As applied to the Company, under arrangements involving the sale of product and the provision of services, product sales are recognized as revenue when the products are sold and title is passed to the customer, and service revenue is recognized as services are performed.

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

In June 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders' equity. Although effective for the Company's next fiscal year ending September 30, 2013, ASU 2011-05 was adopted by the Company in the quarter ended June 30, 2012.

Foreign Currency Activity

The Company’s foreign exchange exposure is principally limited to the relationship of the U.S. dollar to the British pound sterling, the Euro and the Israeli shekel.

Sales by the Company’s U.K. and German based subsidiaries to customers in Europe are made in British pounds or Euros.  In fiscal 2012, approximately $2.3 million of products were sold by the Company to its U.K. based subsidiary for resale.  The Company has also entered into certain engineering cost sharing agreements with its U.K. based subsidiary that are denominated in U.S. dollars.  The Company attempts to minimize its currency exposure on these intercompany transactions through the purchase of forward exchange contracts.

The Company’s Israeli based subsidiary incurs shekel based operating expenses which are funded by the Company in U.S. dollars.  In fiscal 2012, the Company purchased forward exchange contracts to hedge its currency exposure on certain of these expenses.

As of September 30, 2012, the Company had forward exchange contracts outstanding with notional amounts aggregating $3.5 million.  The Company also attempts to reduce the impact of an unfavorable exchange rate condition through cost reductions from its suppliers and shifting product sourcing to suppliers transacting in more stable and favorable currencies.

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

Management's Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2012 and concluded that it is effective at a reasonable assurance level.

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

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the fiscal year ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Executive Officers and Directors of the Company are as follows:

Name	Age	Position
Kenneth M. Darby	66	Chairman of the Board, President and Chief Executive Officer
John M. Badke	53	Senior Vice President, Finance and Chief Financial Officer
Bret M. McGowan	47	Senior Vice President, Sales and Marketing (Americas)
Peter A. Horn	57	Vice President, Operations
Frank L. Jacovino	53	Vice President, Corporate Engineering
Mark S. Provinsal	46	Sales and Marketing Director, Vicon Industries, Ltd.
Christopher J. Wall	59	Managing Director, Vicon Industries, Ltd.
Bernard F. Reynolds	70	Director
W. Gregory Robertson	69	Director
Arthur D. Roche	74	Director
Julian A. Tiedemann	48	Director

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

Bret M. McGowan – Senior Vice President, Sales and Marketing (Americas). Mr. McGowan has been Senior Vice President, Sales and Marketing (Americas) since June 2012. Previously, he served in varying Sales and Marketing vice president capacities since 2001. Previously, he served as Director of Marketing since 1998 and as Marketing Manager since 1994. He joined the Company in 1993 as a Marketing Specialist.

Peter A. Horn - Vice President, Operations.  Mr. Horn has been Vice President, Operations since June 1999. From 1995 to 1999, he was Vice President, Compliance and Quality Assurance.  Prior to that time, he served as Vice President in various capacities since his promotion in May 1990.

Frank L. Jacovino – Vice President, Corporate Engineering.  Mr. Jacovino has been Vice President, Corporate Engineering since February 2010.  Prior to joining the Company, Mr. Jacovino served as Vice President of Engineering of Tactronics International, LLC since 2008.  From 2005 to 2008, Mr. Jacovino served as Vice President Technology & Operations of RVSI Inspection, and from 2001 to 2005 he served as Vice President/General Manager of Inspection Products for Robotic Vision Systems, Inc and held other positions within the company since joining it in 1985.

Mark S. Provinsal – Sales and Marketing Director, Vicon Industries, Ltd.  Mr. Provinsal joined the Company in January 2010 as its Vice President, Marketing and Product Management, and in January 2012 transferred to the Company's U.K. based subsidiary, Vicon Industries, Ltd., to serve as its Director of Sales and Marketing.  Prior to joining the Company, Mr. Provinsal served as Executive Vice President of Dedicated Micros Inc. (U.S.) since 2008 and prior as its Vice President Marketing and Product Strategy since joining the company in 2006.  From 2000 to 2006, he served as the Director of Marketing and Product Development of IPIX Corporation.

Christopher J. Wall - Managing Director, Vicon Industries, Ltd.  Mr. Wall has been Managing Director, Vicon Industries, Ltd. since February 1996.  Previously he served as Financial Director, Vicon Industries, Ltd. since joining the Company in 1989.  Prior to joining the Company he held a variety of senior financial positions within Westland plc, a UK aerospace company.

Bernard F. Reynolds - Director.  Mr. Reynolds has been a director of the Company since 2009.  He has been retired since 2004 and had previously served as the President of Aon Consulting’s Human Resources Outsourcing Group.  Prior to the merger of Aon Consulting Worldwide and ASI Solutions Incorporated in May 2001, Mr. Reynolds served as the Chairman and Chief Executive Officer of ASI, a company he founded in 1978.  Mr. Reynolds has extensive business knowledge having served as the President of a division of a global risk management services, insurance brokerage and human resources management consulting company.  Prior to that, Mr. Reynolds served as the Chairman of the Board and Chief Executive Officer of a publicly listed human resources outsourcing company, and brings general business experience and a particular knowledge of human resources and compensation matters.  Mr. Reynolds’ current term on the Board ends in May 2015.

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

Julian A. Tiedemann - Director. Mr. Tiedemann has been a director of the Company since May 2011. Since 2008, he has been Executive Vice President and Chief Operating Officer of The InterTech Group, a holding company and operator of a diverse global group of companies. From 1996 to 2008, Mr. Tiedemann was Vice President of Human Resources, Risk Management and Administration for The InterTech Group. In addition, he previously served on the Board of Directors of Hudson's Bay Company, a multi-billion dollar Canadian national retailer. Mr. Tiedemann brings extensive knowledge and experience in operating and administration matters having served as Chief Operating Officer of a diverse group of global companies and having previously served as a director of a multi-billion dollar retailer. His current term on the Board ends in May 2015.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended September 30, 2012 and certain written representations that no Form 5 is required, no person who, at any time during the year ended September 30, 2012 was a director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the year ended September 30, 2012.

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

Cash Incentive Bonuses.   The Company's bonus programs are intended to reward executive officers for the achievement of various annual performance goals approved by the Company’s Board of Directors. For fiscal 2012, a performance based bonus plan was established for certain of the Company’s executive officers, including among others Kenneth M. Darby, Chief Executive Officer and John M. Badke, Chief Financial Officer, whereby the participants would share a maximum bonus pool of $500,000 for the achievement of an annual consolidated pretax loss of up to $750,000, inclusive of any such earned bonuses. Messrs. Darby and Badke earned no bonuses under such plan for fiscal 2012. However, a discretionary bonus of 15,000 shares of restricted stock was awarded to Mr. Darby while Mr. Badke received a discretionary cash bonus of $30,000. Such bonuses were approved by the Company's Board of Directors upon the recommendation of its Compensation Committee. In addition, a performance based bonus plan was established for Bret M. McGowan, Senior Vice President of Sales and Marketing (Americas), whereby he would earn an amount up to $75,000 for the achievement of certain annual U.S. and export sales targets. Mr. McGowan earned his maximum bonus under such plan for fiscal 2012.

For fiscal 2011, a performance based bonus plan was established for the same executive officers whereby the participants would share a specified bonus pool of between $300,000 for the achievement of annual consolidated sales and pretax loss targets of $53 million and $1 million, respectively, and $500,000 for the achievement of annual consolidated sales and pretax loss targets of $56 million (and above) and $250,000 (and below), respectively. Messrs. Darby and Badke earned no bonuses under such plan for fiscal 2011. In addition, a performance based bonus plan was established for Bret M. McGowan whereby he would earn an amount up to $95,000 for the achievement of certain annual U.S. and export sales targets. Mr. McGowan earned no bonus under such plan for fiscal 2011. However, Messrs. Darby, Badke and McGowan were granted discretionary bonuses of $15,000, $10,000 and $10,000, respectively for fiscal 2011. Such bonuses were approved by the Company's Board of Directors upon the recommendation of its Compensation Committee.

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

In March 2007, the Board of Directors adopted the Company’s 2007 Stock Incentive Plan, which was approved by the Company’s stockholders at its Annual Meeting of Stockholders held on May 18, 2007. Under such plan, a total of 500,000 shares of Common Stock were reserved for issuance and include the grant of stock options, restricted stock and other stock awards as determined by the Compensation Committee. The purpose of the Stock Incentive Plan is to attract and retain executive management by providing them with appropriate equity-based incentives and rewards for superior performance and to provide incentive to a broader range of employees.  In fiscal 2012, the Compensation Committee awarded a total of 13,000 stock options to named executive officers, consisting of 6,500 each to Mr. Badke and Mr. McGowan. In fiscal 2011, the Compensation Committee awarded a total of 29,000 stock options to named executive officers, including 15,000 to Mr. Darby, and 7,000 each to Mr. Badke and Mr. McGowan.

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

2012 Summary Compensation Table

The following table sets forth all compensation for the fiscal year ended September 30, 2012 awarded to or earned by the Company’s Chief Executive Officer and by each of our other named executive officers whose total compensation exceeded $100,000 during such period.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)		Total ($)
Kenneth M. Darby Chairman and Chief Executive Officer	2012	292,019	36,750	(1)	—	—	19,820	(5)	348,589
	2011	340,000	15,000	(2)	39,300	—	19,613	(5)	413,913

John M. Badke Senior Vice President and Chief Financial Officer	2012	190,000	30,000	(2)	13,208	—	7,941	(6)	241,149
	2011	190,000	10,000	(2)	18,340	—	8,245	(6)	226,585

Bret M. McGowan Senior Vice President, Sales and Marketing (Americas)	2012	183,269	—		13,208	75,000	6,000	(6)	277,477
	2011	180,000	10,000	(2)	18,340	—	6,000	(6)	214,340

(1)	Represents discretionary bonus in the form of 15,000 shares of restricted stock approved by the Board of Directors upon the recommendation of its Compensation Committee.

(2)	Represents discretionary cash bonus approved by the Board of Directors upon the recommendation of its Compensation Committee.

(3)
Represents the aggregate grant date fair value of option awards computed in accordance with ASC 718 (Statement of Financial Accounting Standards No. 123R). See Note 1 to the accompanying financial statements for assumptions made in the valuation of these awards.

(4)	Represents bonus earned for achievement of certain U.S. and export sales targets.

(5)
All other compensation represents: (a) automobile expense of $9,987 and $10,021 for fiscal 2012 and fiscal 2011, respectively, and (b) country club membership of $9,833 and $9,592 for fiscal 2012 and fiscal 2011, respectively.

(6)	Represents automobile expense paid by the Company.

Outstanding Equity Awards at Fiscal 2012 Year-End

The following table sets forth information with respect to the outstanding equity awards of the named executive officers as of September 30, 2012.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Kenneth M. Darby Chairman and Chief Executive Officer	10,000	(1)	—	(1)	—	$3.59	10/25/2012
	16,000	(2)	4,000	(2)	—	$4.79	5/22/2018
	15,000	(2)	10,000	(2)	—	$5.00	11/5/2018
	3,000	(2)	12,000	(2)	—	$4.06	10/15/2020

John M. Badke Senior Vice President and Chief Financial Officer	15,000	(1)	—		—	$3.59	10/25/2012
	8,000	(2)	2,000	(2)	—	$4.79	5/22/2018
	4,800	(2)	3,200	(2)	—	$5.00	11/5/2018
	1,400	(2)	5,600	(2)	—	$4.06	10/15/2020
	—	(2)	6,500	(2)	—	$3.31	10/25/2021

Bret M. McGowan Senior Vice President, Sales and Marketing	13,500	(1)	—	(1)	—	$3.59	10/25/2012
	4,000	(2)	1,000	(2)	—	$4.79	5/22/2018
	3,000	(1)	2,000	(1)	—	$5.00	11/5/2014
	1,400	(2)	5,600	(2)	—	$4.06	10/15/2020
	—	(2)	6,500	(2)	—	$3.31	10/25/2021

(1)
Options vest over a four year period at 30% of the shares on the second anniversary of the grant date, 30% of the shares on the third anniversary of the grant date and the remaining 40% of the shares on the fourth anniversary of the grant date. Options expire after the sixth anniversary of the grant date.

(2)	Options vest over a five year period in five equal annual installments beginning on the first anniversary of the grant date. Options expire after the tenth anniversary of the grant date.

Fiscal 2012 Directors' Compensation

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended September 30, 2012.

Name	Fees Earned or Paid in Cash ($)(1)		Option Awards ($)(2)(3)	Total ($)
Peter F. Neumann	18,800	(4)	6,096	24,896
Bernard F. Reynolds	30,400		6,096	36,496
W. Gregory Robertson	30,400		6,096	36,496
Arthur D. Roche	38,400		6,096	44,496
Julian A. Tiedemann	30,400		30,480	60,880

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

(3)
As of September 30, 2012, the aggregate number of outstanding option awards for each director were as follows:         Mr. Reynolds - 25,000; Messrs. Robertson and Roche - 24,500 each; and Mr. Tiedemann - 15,000.

(4)	Mr. Neumann retired from the Board at the expiration of his term in May 2012.

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

Board Compensation Committee Report

The Compensation Committee’s compensation policies applicable to the Company’s officers for 2012 were to pay a competitive market price for the services of such officers, taking into account the overall performance and financial capabilities of the Company and the officer's individual level of performance.

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

The Compensation Committee, composed entirely of independent directors, has reviewed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with the Company’s management.  Based on such review and discussion, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Submitted by the Compensation Committee,

Bernard F. Reynolds, Chairman	W. Gregory Robertson
Arthur D. Roche	Julian A. Tiedemann

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of the Company’s Common Stock as of December 14, 2012 by (i) those persons known by the Company to be beneficial owners of more than 5% of the Company’s outstanding Common Stock; (ii) each current executive officer named in the Summary Compensation Table; (iii) each director; and (iv) all directors and executive officers as a group.

Name and Address Of Beneficial Owner	Number of Shares Beneficially Owned (1)		% of Class
CBC Co., Ltd. and affiliates 2-15-13 Tsukishima, Chuo-ku, Tokyo, Japan 104

	543,715		11.5%

Anita G. Zucker, as Trustee of the Article 6 Marital Trust, a successor of the Jerry Zucker Revocable Trust c/o The InterTech Group, Inc. 4838 Jenkins Avenue North Charleston, SC 29405

	507,122	(2)	10.7%

Dimensional Fund Advisors 1299 Ocean Avenue Santa Monica, CA 90401

	380,305	(3)	8.0%

Henry Investment Trust, L.P. 255 South 17th Street, Suite 2608 Philadelphia, PA 19103

	238,000	(4)	5.0%

Renaissance Technologies, Corp. 800 Third Avenue New York, NY 10022

	237,600		5.0%

C/O Vicon Industries, Inc.
Kenneth M. Darby	374,903	(5)	7.9%
Arthur D. Roche	95,571	(6)	2.0%
John M. Badke	63,346	(7)	1.3%
W. Gregory Robertson	54,900	(8)	1.2%
Bernard F. Reynolds	43,500	(9)	*
Bret M. McGowan	31,335	(10)	*
Julian A. Tiedemann	11,500	(11)	*
Total all Executive Officers and Directors as a Group (11 persons)	804,437	(12)	17.0%
* Less than 1%
(1)  Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment control over the shares of stock owned.
(2)  These shares are owned directly by the Article 6 Marital Trust, a successor of the Jerry Zucker Revocable Trust and indirectly by Anita Zucker, as trustee and as a beneficiary of the trust.
(3)  Dimensional Fund Advisors had voting control over 376,705 shares and investment control over 380,305 shares as investment advisor and manager for various mutual funds and other clients. These shares are beneficially owned by such mutual funds or other clients.
(4) Henry Investment Trust, L.P. may be deemed a beneficial owner of 143,900 shares held by Henry Partners, L.P. and 94,100 shares held by Matthew Partners, L.P. solely because Henry Investment Trust, L.P. is the general partner of those partnerships.
(5)   Includes currently exercisable options to purchase 42,000 shares.
(6)   Includes 15,000 shares held by Mr. Roche’s wife and currently exercisable options to purchase 23,000 shares.
(7)   Includes currently exercisable options to purchase 18,500 shares.
(8)   Includes currently exercisable options to purchase 23,000 shares.
(9)   Includes currently exercisable options to purchase 23,500 shares.
(10) Includes currently exercisable options to purchase 13,100 shares.
(11) Includes currently exercisable options to purchase 7,500 shares.
(12) Includes currently exercisable options to purchase 204,600 shares.

EQUITY COMPENSATION PLAN INFORMATION
at September 30, 2012

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
	481,000	$4.32	57,058
Equity compensation plans not approved by security holders
	—	—	—

Total	481,000	$4.32	57,058

EQUITY COMPENSATION GRANTS NOT APPROVED BY SECURITY HOLDERS

Through September 30, 2012 the Company had granted certain of its officers with deferred compensation benefits aggregating 16,320 shares of common stock currently held by the Company in treasury.  Such shares vest upon retirement.  All shares vest earlier under certain occurrences including death, involuntary termination or a change in control of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company and CBC Co., Ltd. (CBC), a Japanese corporation which beneficially owned 11.5% of the outstanding shares of the Company as of September 30, 2012, have been conducting business with each other since 1979.  During this period, CBC has served as a lender, a product supplier and a private label reseller of the Company’s products. In fiscal 2012, the Company purchased approximately $1.9 million of products from or through CBC. CBC competes with the Company in various markets, principally in the sale of video products and systems.  Sales of Vicon products to CBC were $15,000 in 2012.

All named directors other than Mr. Darby are independent directors in accordance with NYSE Amex listing requirements.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table details: the aggregate fee arrangements with BDO USA, LLP for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the financial statements included in the Company’s quarterly reports on Form 10-Q; the aggregate fees billed by BDO USA, LLP for audit related matters and; the aggregate fees billed by BDO USA, LLP for tax compliance, tax advice and tax planning during fiscal years ended September 30, 2012 and 2011:

	2012	2011
Audit fees	$269,000	$269,000
Audit related fees	—	—
Tax fees	47,000	85,000

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

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)  Financial Statements

Included in Part IV, Item 15:

Report of Independent Registered Public Accounting Firm

Financial Statements:

Consolidated Statements of Operations, fiscal years ended September 30, 2012, 2011, and 2010

Consolidated Statements of Comprehensive Loss, fiscal years ended September 30, 2012, 2011, and 2010

Consolidated Balance Sheets at September 30, 2012 and 2011

Consolidated Statements of Shareholders’ Equity, fiscal years ended September 30, 2012, 2011, and 2010

Consolidated Statements of Cash Flows, fiscal years ended September 30, 2012, 2011, and 2010

Notes to Consolidated Financial Statements, fiscal years ended September 30, 2012, 2011, and 2010

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

We have audited the accompanying consolidated balance sheets of Vicon Industries, Inc. as of September 30, 2012 and 2011 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2012.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vicon Industries, Inc. at September 30, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Melville, New York
December 21, 2012

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Fiscal Years Ended September 30, 2012, 2011 and 2010

	2012	2011	2010
Net sales	$49,652,366	$47,182,236	$48,681,122
Cost of sales	30,015,525	28,979,516	28,183,336
Gross profit	19,636,841	18,202,720	20,497,786
Operating expenses:
Selling, general and administrative expense	15,816,594	16,441,262	16,868,086
Engineering and development expense	5,207,997	5,930,719	5,510,207
Patent litigation expense	—	5,374,834	51,158
	21,024,591	27,746,815	22,429,451
Operating loss	(1,387,750)	(9,544,095)	(1,931,665)
Other expense (income):
Interest and other income	(64,405)	(222,149)	(188,907)
Loss before income taxes	(1,323,345)	(9,321,946)	(1,742,758)
Income tax expense (benefit)	57,000	2,138,000	(493,000)
Net loss	$(1,380,345)	$(11,459,946)	$(1,249,758)
Loss per share:
Basic	$(.31)	$(2.55)	$(.28)
Diluted	$(.31)	$(2.55)	$(.28)

See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Fiscal Years Ended September 30, 2012, 2011 and 2010

	2012	2011	2010
Net loss	$(1,380,345)	$(11,459,946)	$(1,249,758)
Other comprehensive income (loss):
Unrealized gain (loss) on securities, net of tax	(29,708)	(24,204)	56,456
Unrealized gain (loss) on derivatives, net of tax	(122,822)	150,815	(25,001)
Foreign currency translation adjustment	55,710	6,328	(83,492)
Other comprehensive income (loss)	(96,820)	132,939	(52,037)
Comprehensive loss	$(1,477,165)	$(11,327,007)	$(1,301,795)

See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2012 and 2011

ASSETS	2012	2011
Current Assets:
Cash and cash equivalents	$6,234,268	$5,628,156
Marketable securities	405,169	2,035,593
Accounts receivable (less allowance of $1,030,000 in 2012 and $1,089,000 in 2011)	9,553,385	7,771,356
Inventories:
Parts, components and materials	3,773,356	3,969,656
Work-in-process	1,396,268	2,032,176
Finished products	4,133,649	5,392,699
	9,303,273	11,394,531
Recoverable income taxes	92,811	92,811
Prepaid expenses and other current assets	529,070	624,939
Total current assets	26,117,976	27,547,386
Property, plant and equipment:
Land	1,188,960	1,179,155
Buildings and improvements	5,730,114	5,690,029
Machinery, equipment and vehicles	6,262,723	6,003,943
	13,181,797	12,873,127
Less accumulated depreciation and amortization	9,139,622	8,532,990
	4,042,175	4,340,137
Other assets	1,174,598	1,303,753
TOTAL ASSETS	$31,334,749	$33,191,276
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,403,378	$4,240,096
Accrued compensation and employee benefits	2,505,744	2,297,575
Accrued expenses	1,168,750	1,022,034
Unearned revenue	443,708	495,612
Income taxes payable	32,589	32,589
Total current liabilities	7,554,169	8,087,906
Unearned revenue-non current	161,028	234,927
Other long-term liabilities	2,431,742	2,424,516
Total liabilities	10,146,939	10,747,349
Commitments and contingencies - Note 7
Shareholders' equity:
Common stock, par value $.01 per share authorized - 25,000,000 shares issued - 5,350,933 and 5,345,008 shares	53,509	53,450
Capital in excess of par value	25,343,712	25,041,273
Retained earnings	261,375	1,641,720
Treasury stock at cost, 871,198 shares in 2012 and 847,277 shares in 2011	(4,300,952)	(4,219,502)
Accumulated other comprehensive loss	(169,834)	(73,014)
Total shareholders' equity	21,187,810	22,443,927
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$31,334,749	$33,191,276
See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Fiscal Years Ended September 30, 2012, 2011 and 2010

	Shares	Common Stock	Capital in excess of par value	Retained earnings	Treasury Stock	Accumulated other compre-hensive income (loss)	Total share- holders' equity
September 30, 2009	5,266,876	$52,669	$24,294,511	$14,351,424	$(3,145,204)	$(153,916)	$35,399,484
Net loss	—	—	—	(1,249,758)	—	—	(1,249,758)
Foreign currency translation adjustment	—	—	—	—	—	(83,492)	(83,492)
Unrealized loss on derivatives, net of tax	—	—	—	—	—	(25,001)	(25,001)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	56,456	56,456
Repurchases of common stock	—	—	—	—	(858,359)	—	(858,359)
Distribution of deferred compensation shares	3,900	39	(59,937)		59,898		—
Exercise of stock options	15,308	153	49,358	—	(44,204)	—	5,307
Tax benefit from exercise of stock options	—	—	3,955	—	—	—	3,955
Stock-based compensation	—	—	290,584	—	—	—	290,584
Deferred compensation amortization	—	—	4,768	—	—	—	4,768
September 30, 2010	5,286,084	$52,861	$24,583,239	$13,101,666	$(3,987,869)	$(205,953)	$33,543,944
Net loss	—	—	—	(11,459,946)	—	—	(11,459,946)
Foreign currency translation adjustment	—	—	—	—	—	6,328	6,328
Unrealized gain on derivatives	—	—	—	—	—	150,815	150,815
Unrealized loss on marketable securities	—	—	—	—	—	(24,204)	(24,204)
Repurchases of common stock	—	—	—	—	(129,164)	—	(129,164)
Distribution of deferred compensation shares	6,000	60	(60)	—	—	—	—
Exercise of stock options	52,924	529	159,420	—	(102,469)	—	57,480
Stock-based compensation	—	—	293,906	—	—	—	293,906
Deferred compensation amortization	—	—	4,768	—	—	—	4,768
September 30, 2011	5,345,008	$53,450	$25,041,273	$1,641,720	$(4,219,502)	$(73,014)	$22,443,927

	Shares	Common Stock	Capital in excess of par value	Retained earnings	Treasury Stock	Accumulated other compre-hensive income (loss)	Total share- holders' equity
Net loss	—	—	—	(1,380,345)	—	—	(1,380,345)
Foreign currency translation adjustment	—	—	—	—	—	55,710	55,710
Unrealized loss on derivatives	—	—	—	—	—	(122,822)	(122,822)
Unrealized loss on marketable securities	—	—	—	—	—	(29,708)	(29,708)
Repurchases of common stock	—	—	—	—	(81,450)	—	(81,450)
Distribution of deferred comp. shares	5,925	59	(59)	—	—	—	—
Stock-based compensation	—	—	297,718	—	—	—	297,718
Deferred compensation amortization	—	—	4,780	—	—	—	4,780
September 30, 2012	5,350,933	$53,509	$25,343,712	$261,375	$(4,300,952)	$(169,834)	$21,187,810
See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years Ended September 30, 2012, 2011 and 2010

	2012	2011	2010
Cash flows from operating activities:
Net loss	$(1,380,345)	$(11,459,946)	$(1,249,758)
Adjustments to reconcile net loss to net
cash used in operating activities:
Deferred income taxes	—	2,155,944	(379,820)
Depreciation and amortization	580,609	666,312	720,295
Amortization of deferred compensation	4,780	4,768	4,768
Stock compensation expense	297,718	293,906	290,584
Change in assets and liabilities:
Accounts receivable, net	(1,674,182)	2,232,012	(232,723)
Inventories	2,202,465	(326,276)	840,512
Recoverable income taxes	—	55,755	(144,128)
Prepaid expenses and other current assets	21,791	(38,051)	11,828
Other assets	129,155	(49,969)	34,493
Accounts payable	(999,269)	826,109	(550,844)
Accrued compensation and employee benefits	194,951	16,358	(529,544)
Accrued expenses	101,376	(108,205)	(94,093)
Unearned revenue	(125,803)	(283,008)	(25,574)
Income taxes payable	—	—	(31,968)
Other liabilities	1,216	38,747	(221,582)
Net cash used in operating activities	(645,538)	(5,975,544)	(1,557,554)

Cash flows from investing activities:
Net decrease (increase) in marketable securities	1,600,716	3,263,552	(5,067,259)
Capital expenditures	(251,735)	(391,583)	(334,804)
Net cash provided by (used in) investing activities	1,348,981	2,871,969	(5,402,063)

Cash flows from financing activities:
Repurchases of common stock	(81,450)	(129,164)	(858,359)
Proceeds from exercise of stock options	—	57,480	5,307
Net cash used in financing activities	(81,450)	(71,684)	(853,052)

Effect of exchange rate changes on cash	(15,881)	13,448	(47,555)
Net increase (decrease) in cash	606,112	(3,161,811)	(7,860,224)
Cash and cash equivalents at beginning of year	5,628,156	8,789,967	16,650,191
Cash and cash equivalents at end of year	$6,234,268	$5,628,156	$8,789,967

Cash paid during the fiscal year for:
Income taxes	$30,079	$88,879	$172,282
Interest	$—	$—	$—
See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended September 30, 2012, 2011 and 2010

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

Revenue Recognition

Revenue is generally recognized when products are sold and title is passed to the customer.  Advance service billings are deferred and recognized as revenues on a pro rata basis over the term of the service agreement.  Pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605-25-05, the Company evaluates multiple-element revenue arrangements for separate units of accounting, and follows appropriate revenue recognition policies for each separate unit.  Elements are considered separate units of accounting provided that (i) the delivered item has stand-alone value to the customer, (ii) there is objective and reliable evidence of the fair value of the undelivered item, and (iii) if a general right of return exists relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially within the control of the Company.  As applied to the Company, under arrangements involving the sale of product and the provision of services, product sales are recognized as revenue when the products are sold and title is passed to the customer, and service revenue is recognized as services are performed.

For products that include more than incidental software, and for separate licenses of the Company’s software products, the Company recognizes revenue in accordance with the provisions of FASB Accounting Standards Update (ASU) 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements” (ASU 2009-13).  ASU 2009-13 provides revenue recognition guidance for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable in the arrangement based on the fair value of the elements.  The fair value for each deliverable is based on vendor-specific objective evidence ("VSOE") if available, third-party evidence ("TPE") if VSOE is not available, or best estimate of selling price ("BESP") if neither VSOE nor TPE is available.  BESP must be determined in a manner that is consistent with that used to determine the price to sell the specific elements on a standalone basis.

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit and amounts invested in highly liquid money market funds.

Marketable Securities

At September 30, 2012, marketable securities consisted of mutual fund investments principally in federal, state and local government debt securities of $377,116 and holdings in an equity security of $28,053.  Such mutual fund investments are stated at market value based on quoted market prices (Level 1 inputs) and are classified as available-for-sale under ASC 320 (FASB Statement of Financial Accounting Standards (SFAS) No. 115), with cumulative unrealized gains and losses reported in accumulated other comprehensive income (loss) as a component of shareholders’ equity.  The cost of such securities was $399,168 and $1,999,884 at September 30, 2012 and 2011, respectively, with $6,001 and $35,709 of cumulative unrealized gains, net of tax where applicable, included in the carrying amounts at September 30, 2012 and 2011, respectively.

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

Engineering and Development

Product engineering and development costs are charged to expense as incurred, and amounted to $5,207,997, $5,930,719 and $5,510,207 in fiscal 2012, 2011 and 2010, respectively.

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

Foreign Currency Translation

The Company translates the financial statements of its foreign subsidiaries by applying the current rate method under which assets and liabilities are translated at the exchange rate on the balance sheet date, while revenues, costs, and expenses are translated at the average exchange rate for the reporting period.  The resulting cumulative translation adjustment of $(135,219) and $(190,929) at September 30, 2012 and 2011, respectively, is recorded as a component of shareholders' equity in accumulated other comprehensive income (loss).

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

As of September 30, 2012, the Company had outstanding contracts with notional amounts aggregating $3.5 million, whose aggregate fair value was a liability of approximately $40,616. The change in the fair value of these derivatives is reflected in other comprehensive income (loss) in the accompanying statements of comprehensive loss, net of tax where applicable. The contracts have maturities of less than one year and require the Company to exchange currencies at specified dates and rates. The Company considers the credit risk related to the contracts to be low because such instruments are entered into with financial institutions having high credit ratings and are generally settled on a net basis.  There were no gains or losses recognized in operations due to hedge ineffectiveness during the three-year period ended September 30, 2012.  The Company does not expect that the amounts currently classified in accumulated other comprehensive income (loss) that will be recognized in operations in the next fiscal year will be material.

Fair Value of Financial Instruments

The majority of the Company’s non-financial assets and liabilities are not required to be carried at fair value on a recurring basis, but the Company is required on a non-recurring basis to use fair value measurements when analyzing asset impairment as it relates to long-lived assets.  The carrying amounts for trade accounts and other receivables, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.  The fair value of the Company’s foreign currency forward exchange contracts is estimated by obtaining quoted market exchange rates for similar contracts (Level 2 inputs).  The contracted exchange rates on committed contracts was approximately $40,616 less favorable than the market rates for similar term contracts at September 30, 2012.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Accounting for Stock-Based Compensation

The Company follows ASC 718 (SFAS No. 123(R), “Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period.  For the years ended September 30, 2012, 2011 and 2010, the Company recorded non-cash compensation expense of $297,718 ($.07 per basic and diluted share), $293,906 ($.07 per basic and diluted share) and $290,584 ($.06 per basic and diluted share), respectively, relating to stock-based compensation.

The fair value for options granted during the fiscal years ended September 30, 2012, 2011 and 2010 was determined at the date of grant using a Black-Scholes valuation model and the straight-line attribution approach using the following weighted average assumptions:

	2012	2011	2010
Risk-free interest rate	1.7%	1.9%	3.3%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	59.9%	63.8%	65.9%
Weighted average expected life	7.5 years	7.2 years	7.5 years

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

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2.  Income Taxes

The components of income tax expense (benefit) for the fiscal years indicated are as follows:

	2012	2011	2010
Current:
Federal	$—	$(77,000)	$(57,000)
State	—	—	(1,000)
Foreign	57,000	75,000	(53,000)
	57,000	(2,000)	(111,000)
Deferred:
Federal	—	1,855,000	(276,000)
State	—	159,000	(16,000)
Foreign	—	126,000	(90,000)
	—	2,140,000	(382,000)
Total	$57,000	$2,138,000	$(493,000)

A reconciliation of the U.S statutory tax rate to the Company’s effective tax rate follows:

	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. statutory tax	$(450,000)	(34.0)%	$(3,169,000)	(34.0)%	$(593,000)	(34.0)%
Increase in valuation allowance	432,000	32.6	5,314,000	57.0	36,000	2.1
Foreign tax rate differences	62,000	4.7	94,000	1.0	82,000	4.7
Permanent differences	84,000	6.3	72,000	0.8	71,000	4.1
State tax, net of federal benefit	(16,000)	(1.2)	(232,000)	(2.5)	(16,000)	(1.0)
Other, net	(55,000)	(4.1)	59,000	0.6	(73,000)	(4.2)
Effective tax rate	$57,000	4.3%	$2,138,000	22.9%	$(493,000)	(28.3)%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at September 30, 2012 and 2011 are presented below:

	2012	2011
Deferred tax assets:
Inventories	$41,000	$118,000
Accrued compensation	450,000	458,000
Warranty accrual	148,000	149,000
Depreciation	507,000	421,000
Allowance for doubtful accounts receivable	341,000	381,000
Unearned revenue	224,000	270,000
U.S. net operating loss carryforwards	3,043,000	2,769,000
Foreign net operating loss carryforwards	915,000	838,000
Foreign tax credits	222,000	165,000
Other	286,000	221,000
Gross deferred tax assets	6,177,000	5,790,000
Deferred tax liabilities:
Other	48,000	93,000
Gross deferred tax liabilities	48,000	93,000
Total deferred tax assets and liabilities	6,129,000	5,697,000
Less valuation allowance	(6,129,000)	(5,697,000)
Net deferred tax assets and liabilities	$—	$—

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

Pretax domestic loss amounted to approximately ($797,000), ($7,885,000) and ($754,000) in fiscal years 2012, 2011 and 2010, respectively.  Pretax foreign loss amounted to approximately ($526,000), ($1,437,000) and ($989,000) in fiscal years 2012, 2011 and 2010 respectively.

The Company follows the provisions of ASC 740 (Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”)) effective as of October 1, 2007.

Unrecognized tax benefits activity for the years ended September 30, 2012, 2011 and 2010 is summarized below:

	2012	2011	2010
Beginning balance	$488,000	$462,000	$514,000
Additions (reductions) based on tax positions related to prior years
	24,000	26,000	(3,000)
Additions (reductions) based on tax positions related to the current year
	—	—	(49,000)
Ending balance	$512,000	$488,000	$462,000

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  At September 30, 2012 and 2011, the combined amount of accrued net interest and penalties related to tax positions taken or to be taken on the Company’s tax returns and recorded as part of the reserves for uncertain tax positions was $118,000 and $142,000, respectively.  The Company files U.S. Federal and State income tax returns and foreign tax returns in the United Kingdom, Germany and Israel.  The Company is generally no longer subject to tax examinations for fiscal years prior to 2005 in the U.S. and 2007 in the U.K., Germany and Israel.

NOTE 3.  Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss balances at September 30, 2012 and 2011 consisted of the following:

	2012	2011
Foreign currency translation adjustment	$(135,219)	$(190,929)
Unrealized gain (loss) on derivatives	(40,616)	82,206
Unrealized gain on marketable securities	6,001	35,709
Accumulated other comprehensive loss	$(169,834)	$(73,014)

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

Net sales and long-lived assets related to operations in the United States and other foreign countries for the fiscal years ended September 30, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Net sales
U.S.	$38,438,064	$33,421,745	$33,220,925
Foreign	11,214,302	13,760,491	15,460,197
Total	$49,652,366	$47,182,236	$48,681,122
Long-lived assets
U.S.	$3,050,983	$3,295,430	$3,402,956
Foreign	991,192	1,044,707	1,220,821
Total	$4,042,175	$4,340,137	$4,623,777

U.S. sales include $6,755,466, $6,105,355 and $4,561,119 for export in fiscal years 2012, 2011 and 2010, respectively.  Foreign sales principally represent sales from the Company’s Europe based subsidiaries.

NOTE 5.  Stock Option Plans

The Company maintains stock option plans and a stock incentive plan that provide for the grant of incentive and non-qualified options covering a total of 548,058 shares of common stock reserved for issuance to key employees, including officers and directors, as of September 30, 2012.  All options are issued at fair market value at the grant date and are exercisable in varying installments according to the plans.  The plans allow for the payment of option exercises through the surrender of previously owned mature shares based on the fair market value of such shares at the date of surrender.  Such surrendering of mature shares by holders results in an increase to treasury stock based on the stock price on date of surrender.  During the years ended September 30, 2011 and 2010, employees and directors surrendered mature shares for current exercises which resulted in an increase to treasury stock of $162,270 and $44,204, respectively.  There were 57,058 options available for grant at September 30, 2012.

Changes in outstanding stock options for the three years ended September 30, 2011 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at September 30, 2009	428,783	$4.35
Options granted	25,000	$5.23
Options exercised	(15,308)	$3.23
Options forfeited	(26,500)	$4.86
Outstanding at September 30, 2010	411,975	$4.42
Options granted	151,000	$4.03
Options exercised	(52,924)	$3.02
Options forfeited	(3,000)	$4.06
Outstanding at September 30, 2011	507,051	$4.45
Options granted	78,000	$3.19
Options exercised	—	—
Options forfeited	(104,051)	$4.18
Outstanding at September 30, 2012	481,000	$4.32	6.1	—
Exercisable at September 30, 2012	254,700	$4.57	4.8	—

The weighted-average grant date fair value of options granted during the years ended September 30, 2012, 2011 and 2010 was $2.03, $2.54 and $3.54, respectively. The total intrinsic value of options (in-the-money options) exercised during the years ended September 30, 2011 and 2010 was $81,216 and $34,870, respectively. As of September 30, 2012, there was $363,265 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.4 years.

NOTE 6.  Earnings (Loss) Per Share

The following table provides the components of the basic and diluted earnings (loss) per share (EPS) computations:

	2012	2011	2010
Basic EPS Computation
Net loss	$(1,380,345)	$(11,459,946)	$(1,249,758)
Weighted average shares outstanding	4,481,239	4,488,526	4,535,617
Basic loss per share	$(.31)	$(2.55)	$(.28)

Diluted EPS Computation
Net loss	$(1,380,345)	$(11,459,946)	$(1,249,758)
Weighted average shares outstanding	4,481,239	4,488,526	4,535,617
Stock options	—	—	—
Stock compensation arrangements	—	—	—
Diluted shares outstanding	4,481,239	4,488,526	4,535,617
Diluted loss per share	$(.31)	$(2.55)	$(.28)

For fiscal years 2012, 2011 and 2010, 11,163, 42,759 and 71,438 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive.

NOTE 7.  Commitments and Contingencies

The Company leases vehicles and occupies certain facilities under operating leases that expire at various dates through 2015.  The leases, which cover periods from three to eight years, generally provide for renewal options at specified rental amounts.  The aggregate operating lease commitment at September 30, 2012 was $552,000 with minimum rentals for the fiscal years shown as follows: 2013 - $430,000; 2014 - $101,000; and 2015 - $21,000.

The Company is a party to employment agreements with certain of its officers that provide for, among other things, the payment of compensation if there is a change in control without Board of Director approval (as defined in the agreements).  The contingent liability under such change in control provisions at September 30, 2012 would have been approximately $1.6 million.  Certain of the Company’s employment agreements with its officers provide for a severance/retirement benefit upon certain occurrences or at a specified date of retirement, absent a change in control, aggregating $1.1 million at September 30, 2012.  The Company is amortizing such obligation to expense on the straight-line method through the specified dates of retirement.  Such expense amounted to approximately $109,000 and $89,000 in fiscal 2012 and 2011, respectively.

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

NOTE 9.  Related Party Transactions

As of September 30, 2012, CBC Co., Ltd. and affiliates (“CBC”) beneficially owned approximately 11.5% of the Company’s outstanding common stock.  The Company, which has been conducting business with CBC since 1979, imports certain finished products and components through CBC and also sells its products to CBC.  The Company purchased approximately $1.9 million, $911,000 and $138,000 of products and components from CBC in fiscal years 2012, 2011 and 2010, respectively, and the Company sold $15,000, $9,000 and $69,000 of products to CBC for distribution in fiscal years 2012, 2011 and 2010, respectively.  At September 30, 2012 and 2011, the Company owed $146,000 and $531,000, respectively, to CBC.  At September 30, 2012 and 2011, CBC owed $6,000 and $3,000, respectively, to the Company resulting from purchases and sales of products.

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

In June 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders' equity. Although effective for the Company's next fiscal year ending September 30, 2013, ASU 2011-05 was adopted by the Company in the quarter ended June 30, 2012.

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

December 21, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

VICON INDUSTRIES, INC.

/s/ Kenneth M. Darby		December 21, 2012
Kenneth M. Darby	Chairman and CEO	Date

/s/ Bernard F. Reynolds		December 21, 2012
Bernard F. Reynolds	Director	Date

/s/ W. Gregory Robertson		December 21, 2012
W. Gregory Robertson	Director	Date

/s/ Arthur D. Roche		December 21, 2012
Arthur D. Roche	Director	Date

/s/ Julian A. Tiedemann		December 21, 2012
Julian A. Tiedemann	Director	Date