Form 10-Q
period 2012-12-31
VICON INDUSTRIES INC /NY/
filed 2013-02-14
CIK 310056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number:  1-7939

VICON INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

New York	11-2160665
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

89 Arkay Drive, Hauppauge, New York	11788
(Address of principal executive offices)	(Zip Code)

(631) 952-2288
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At February 6, 2013, the registrant had outstanding 4,494,735 shares of Common Stock, $.01 par value.

VICON INDUSTRIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	12/31/2012	12/31/2011

Net sales	$11,099,106	$12,351,992
Cost of sales	7,023,974	7,422,639
Gross profit	4,075,132	4,929,353

Operating expenses:
Selling, general and administrative expense	3,613,453	3,871,294
Engineering & development expense	967,263	1,361,592
	4,580,716	5,232,886

Operating loss	(505,584)	(303,533)

Interest income	(31,036)	(23,728)
Other income	(5,691)	(14,837)

Loss before income taxes	(468,857)	(264,968)

Income tax expense	8,000	19,000

Net loss	$(476,857)	$(283,968)

Loss per share:
Basic	$(.11)	$(.06)

Diluted	$(.11)	$(.06)

Weighted average shares outstanding:

Basic	4,484,300	4,491,857

Diluted	4,484,300	4,491,857

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended
	12/31/2012	12/31/2011
Net loss	$(476,857)	$(283,968)
Other comprehensive income (loss):
Unrealized loss on securities	(22,595)	(25,160)
Unrealized gain (loss) on derivatives	145,535	(35,608)
Foreign currency translation adjustment	17,060	(79,615)
Other comprehensive income (loss)	140,000	(140,383)
Comprehensive loss	$(336,857)	$(424,351)

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	12/31/2012	9/30/2012
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$6,194,164	$6,234,268
Marketable securities	2,415,772	405,169
Accounts receivable, net	6,864,933	9,553,385
Inventories:
Parts, components, and materials	3,350,757	3,773,356
Work-in-process	1,429,084	1,396,268
Finished products	4,021,110	4,133,649
	8,800,951	9,303,273
Recoverable income taxes	92,811	92,811
Prepaid expenses and other current assets	756,847	529,070
TOTAL CURRENT ASSETS	25,125,478	26,117,976

Property, plant and equipment	13,253,771	13,181,797
Less accumulated depreciation and amortization	(9,273,426)	(9,139,622)
	3,980,345	4,042,175
Other assets	1,094,878	1,174,598
TOTAL ASSETS	$30,200,701	$31,334,749

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,389,020	$3,403,378
Accrued compensation and employee benefits	1,890,919	2,505,744
Accrued expenses	995,403	1,201,339
Unearned revenue	432,955	443,708
TOTAL CURRENT LIABILITIES	6,708,297	7,554,169

Unearned revenue - non current	143,450	161,028
Other long-term liabilities	2,402,167	2,431,742
TOTAL LIABILITIES	9,253,914	10,146,939

SHAREHOLDERS’ EQUITY
Common stock, par value $.01 per share authorized - 25,000,000 shares issued - 5,350,933 shares	53,509	53,509
Capital in excess of par value	25,365,446	25,343,712
Retained earnings (deficit)	(215,482)	261,375
Treasury stock at cost, 856,198 and 871,198 shares	(4,226,852)	(4,300,952)
Accumulated other comprehensive loss	(29,834)	(169,834)
TOTAL SHAREHOLDERS’ EQUITY	20,946,787	21,187,810
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,200,701	$31,334,749

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	12/31/2012	12/31/2011
Cash flows from operating activities:
Net loss	$(476,857)	$(283,968)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	136,203	159,515
Amortization of deferred compensation	1,202	1,201
Stock compensation expense	57,882	76,230
Change in assets and liabilities:
Accounts receivable, net	2,637,296	(648,725)
Inventories	440,485	(1,431,011)
Prepaid expenses and other current assets	(82,833)	(101,506)
Other assets	39,671	37,341
Accounts payable	98,261	230,563
Accrued compensation and employee benefits	(577,206)	(307,302)
Accrued expenses	(164,943)	(15,995)
Unearned revenue	(28,331)	43,253
Other liabilities	(29,503)	12,948
Net cash provided by (used in) operating activities	2,051,327	(2,227,456)

Cash flows from investing activities:
Net decrease (increase) in marketable securities	(2,033,198)	1,018,632
Capital expenditures	(75,094)	(90,425)
Net cash provided by (used in) investing activities	(2,108,292)	928,207

Cash flows from financing activities:
Repurchases of common stock	—	(43,791)
Net cash used in financing activities	—	(43,791)
Effect of exchange rate changes on cash	16,861	(58,997)

Net decrease in cash	(40,104)	(1,402,037)
Cash at beginning of year	6,234,268	5,628,156
Cash at end of period	$6,194,164	$4,226,119

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2012

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2013.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2012.  Certain prior year amounts have been reclassified to conform to the current period presentation.

Note 2:  Marketable Securities

Marketable securities consist of mutual fund investments principally in federal, state and local government debt securities of $2,384,107 and holdings in an equity security of $31,665.  Such mutual fund investments are stated at market value based on quoted market prices (Level 1 inputs) and are classified as available-for-sale under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320, with unrealized gains and losses reported in accumulated other comprehensive income (loss) as a component of shareholders’ equity. The cost of such securities at December 31, 2012 was $2,399,178, with $16,594 of cumulative unrealized losses reported at December 31, 2012.

Note 3:  Accounts Receivable

Accounts receivable is stated net of an allowance for uncollectible accounts of $1,033,000 and $1,030,000 as of December 31, 2012 and September 30, 2012, respectively.

Note 4:  Loss per Share

Basic loss per share (EPS) is computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options and under deferred compensation agreements.

The following tables provide the components of the basic and diluted EPS computations for the three month periods ended December 31, 2012 and 2011:

	Three Months Ended
	December 31,
	2012	2011
Basic EPS Computation
Net loss	$(476,857)	$(283,968)
Weighted average shares outstanding	4,484,300	4,491,857
Basic loss per share	$(.11)	$(.06)

	Three Months Ended
	December 31,
	2012	2011
Diluted EPS Computation
Net loss	$(476,857)	$(283,968)

Weighted average shares outstanding	4,484,300	4,491,857
Stock options	—	—
Stock compensation arrangements	—	—
Diluted shares outstanding	4,484,300	4,491,857

Diluted loss per share	$(.11)	$(.06)

For the three months ended December 31, 2012 and 2011, 10,034 and 13,983 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive.

Note 5:   Accumulated Other Comprehensive Loss

The Company's accumulated other comprehensive loss balances at December 31, 2012 and September 30, 2012 consisted of the following:

	December 31, 2012	September 30, 2012
Foreign currency translation adjustment	$(118,159)	$(135,219)
Unrealized gain (loss) on derivatives	104,919	(40,616)
Unrealized gain (loss) on marketable securities	(16,594)	6,001
Accumulated other comprehensive loss	$(29,834)	$(169,834)

Note 6:   Derivative Instruments

The Company enters into forward exchange contracts to hedge certain foreign currency exposures and minimize the effect of such fluctuations on reported earnings and cash flow.  The Company’s ongoing foreign currency exchange risks include intercompany sales of product and services between subsidiary companies operating in differing functional currencies.

At December 31, 2012, the Company had forward exchange contracts outstanding with notional amounts aggregating $2.3 million, whose aggregate fair value was an asset of approximately $104,919.  Such fair value was determined using published market exchange rates.  The change in the amount of the asset or liability for these instruments is shown as a component of accumulated other comprehensive loss.

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

The Company follows ASC 718 (SFAS No. 123(R), “Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their grant date fair values and over the requisite service period.  For the three month periods ended December 31, 2012 and 2011, the Company recorded non-cash compensation expense of $57,882 and $76,230, respectively, ($.01 and $.02 per basic and diluted share, respectively) relating to stock compensation.

Note 8:  Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its consolidated financial statements.

Note 9:  Income Taxes

Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which a tax benefit has been recorded in the income statement. In the third quarter ended June 30, 2011, the Company recognized a valuation allowance against its deferred tax assets due to the uncertainty of future realization. The establishment of such valuation allowance was determined to be appropriate due to the Company's operating losses since fiscal year 2010 and the inherent uncertainties of predicting future operating results in periods over which such net tax differences become deductible. At December 31, 2012, the Company had $6.1 million of unrecognized net deferred tax assets available, including $4 million of U.S. and foreign net operating loss carryforwards.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  The Company files U.S. Federal and State income tax returns and foreign tax returns in the United Kingdom, Germany and Israel.  The Company is generally no longer subject to tax examinations in such jurisdictions for fiscal years prior to 2005 in the U.S. and 2007 in the U.K., Germany and Israel.

Note 10:  Fair Value

The majority of the Company’s non-financial assets and liabilities are not required to be carried at fair value on a recurring basis, but the Company is required on a non-recurring basis to use fair value measurements when analyzing asset impairment as it relates to long-lived assets.  The carrying amounts for trade accounts and other receivables and accounts payable approximate fair value due to the short-term maturity of these instruments.  The fair value of the Company’s foreign currency forward exchange contracts is estimated by obtaining quoted market exchange rates for similar contracts (Level 2 inputs).  The contracted exchange rates on committed forward exchange contracts was approximately $104,919 more favorable than the market rates for similar term contracts at December 31, 2012.

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

Results of Operations
Three Months Ended December 31, 2012 Compared with December 31, 2011

Net sales for the quarter ended December 31, 2012 decreased 10% to $11.1 million compared with $12.4 million in the year ago period.  North America sales decreased 13% to $8.6 million compared with $9.9 million in the year ago period while Europe, Middle East and Africa (EMEA) sales were $2.5 million compared with $2.5 million in the year ago period.  Order intake for the quarter ended December 31, 2012 decreased 4% to $12.1 million compared with $12.6 million in the year ago period. North America order intake increased slightly to $9.5 million compared with $9.4 million in the year ago period while EMEA order intake decreased 19% to $2.6 million compared with $3.2 million in the year ago period. The Company continues to experience the impact of weak European economies. The backlog of unfilled orders increased $989,000 to $4.1 million at December 31, 2012 compared with $3.1 million at September 30, 2012.

Gross profit margins for the first quarter of fiscal 2013 decreased to 36.7% compared with 39.9% in the year ago period. The lower margin is principally the result of product sales mix and the effect of price competition.

Total operating expenses for the first quarter of fiscal 2013 decreased $652,000 to $4.6 million compared with $5.2 million in the year ago period. Selling, general and administrative expenses for the first quarter of fiscal 2013 decreased $258,000 to $3.6 million compared with $3.9 million in the year ago period. Engineering and development expense in the current quarter decreased $394,000 to $1.0 million compared with $1.4 million in the year ago period. Operating expense reductions principally resulted from reduced personnel, lower variable selling costs associated with reduced sales and the benefit of favorable currency exchange rates on Israeli shekel denominated expenses.

The Company incurred an operating loss of $506,000 in the first quarter of fiscal 2013 compared with an operating loss of $304,000 in the year ago period.

Interest income increased $7,000 to $31,000 for the first quarter of fiscal 2013 compared with $24,000 in the year ago quarter due principally to increased cash balances and marketable security investments in the current quarter. Other income was $6,000 for the first quarter of 2013 compared with $15,000 in the year ago quarter. These amounts represent gains in the market value of certain equity securities held and on the sales of certain marketable securities.

The Company recorded income tax expense of $8,000 for the first quarter of fiscal 2013 compared with $19,000 in the year ago quarter. Both period amounts represent minimum foreign subsidiary income taxes. In fiscal 2011, the Company provided a valuation allowance against its deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on reported pretax losses for both periods (see Note 9: Income Taxes).

As a result of the foregoing, the Company reported a net loss of $477,000 for the first quarter of fiscal 2013 compared with a net loss of $284,000 in the year ago period.

Liquidity and Capital Resources

Net cash provided by operating activities was $2.1 million for the first three months of fiscal 2013 principally relating to reductions in accounts receivable and inventories of $2.6 million and $440,000, respectively, offset in part by a net loss of $282,000 after non-cash charges and a $644,000 pay down of accounts payable and accrued liabilities. Net cash used in investing activities was $2.1 million for the first three months of fiscal 2013 consisting of $2.0 million of net marketable security purchases and $75,000 of general capital expenditures. The marketable security purchases consisted of mutual fund investments principally in federal, state and local government debt securities.  There were no cash flow effects from financing activities for the first three months of fiscal 2013.  As a result of the foregoing, cash (exclusive of marketable securities) decreased by $40,000 for the first three months of fiscal 2013 after the minimal effect of exchange rate changes on the cash position of the Company.

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

Critical Accounting Policies

The Company's significant accounting policies are fully described in Note 1 to the Company's consolidated financial statements included in its September 30, 2012 Annual Report on Form 10-K.  Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

The Company's ability to recover the reported amounts of deferred income tax assets is dependent upon its ability to generate sufficient taxable income during the periods over which net temporary tax differences become deductible. In fiscal 2011, the Company provided a valuation allowance against all deferred tax assets due to the uncertainty of future realization. The Company plans to provide a full valuation allowance against its deferred tax assets until such time that it can achieve a sustained level of profitability or other positive evidence arises that would demonstrate an ability to recover such assets.

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

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 1A – RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2008, the Company’s Board of Directors authorized the purchase of up to $1 million worth of shares of the Company’s outstanding common stock. In December 2009, the Board of Directors authorized the purchase of an additional $1.5 million worth of shares of the Company’s outstanding common stock. The Company did not repurchase any of its common stock during the three month period ended December 31, 2012. The approximate dollar value of shares that may yet be purchased under the program was $972,679 as of December 31, 2012.

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

February 14, 2013

/s/ Kenneth M. Darby	/s/ John M. Badke
Kenneth M. Darby	John M. Badke
Chairman and	Senior Vice President, Finance and
Chief Executive Officer	Chief Financial Officer