Form 10-Q
period 2013-03-31
VICON INDUSTRIES INC /NY/
filed 2013-05-14
CIK 310056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

At May 10, 2013, the registrant had outstanding 4,494,735 shares of Common Stock, $.01 par value.

VICON INDUSTRIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	3/31/2013	3/31/2012	3/31/2013	3/31/2012

Net sales	$8,686,284	$12,472,200	$19,785,390	$24,824,192
Cost of sales	5,310,338	7,517,694	12,334,312	14,940,334
Gross profit	3,375,946	4,954,506	7,451,078	9,883,858

Operating expenses:
Selling, general and administrative expense	3,724,704	3,923,733	7,338,157	7,795,026
Engineering & development expense	1,059,244	1,311,300	2,026,507	2,672,892
	4,783,948	5,235,033	9,364,664	10,467,918

Operating loss	(1,408,002)	(280,527)	(1,913,586)	(584,060)

Interest income	(18,955)	(7,031)	(49,991)	(30,759)
Other income	—	(13,993)	(5,691)	(28,830)

Loss before income taxes	(1,389,047)	(259,503)	(1,857,904)	(524,471)

Income tax expense	8,000	19,000	16,000	38,000

Net loss	$(1,397,047)	$(278,503)	$(1,873,904)	$(562,471)

Loss per share:
Basic	$(.31)	$(.06)	$(.42)	$(.13)

Diluted	$(.31)	$(.06)	$(.42)	$(.13)

Weighted average shares outstanding:

Basic	4,494,735	4,475,603	4,489,460	4,483,776

Diluted	4,494,735	4,475,603	4,489,460	4,483,776

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	3/31/2013	3/31/2012	3/31/2013	3/31/2012
Net loss	$(1,397,047)	$(278,503)	$(1,873,904)	$(562,471)
Other comprehensive income (loss):
Unrealized loss on securities	(13,107)	(7,578)	(35,702)	(32,738)
Unrealized gain (loss) on derivatives	(5,933)	704	139,602	(34,904)
Foreign currency translation adjustment	(157,666)	162,729	(140,606)	83,114
Other comprehensive income (loss)	(176,706)	155,855	(36,706)	15,472
Comprehensive loss	$(1,573,753)	$(122,648)	$(1,910,610)	$(546,999)

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	3/31/2013	9/30/2012
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$4,512,938	$6,234,268
Marketable securities	2,386,466	405,169
Accounts receivable, net	5,629,434	9,553,385
Inventories:
Parts, components, and materials	3,244,927	3,773,356
Work-in-process	1,356,524	1,396,268
Finished products	4,840,674	4,133,649
	9,442,125	9,303,273
Recoverable income taxes	92,811	92,811
Prepaid expenses and other current assets	791,101	529,070
Assets held for sale	2,449,832	—
TOTAL CURRENT ASSETS	25,304,707	26,117,976

Property, plant and equipment	7,825,601	13,181,797
Less accumulated depreciation and amortization	(6,321,468)	(9,139,622)
	1,504,133	4,042,175
Other assets	997,377	1,174,598
TOTAL ASSETS	$27,806,217	$31,334,749

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,662,807	$3,403,378
Accrued compensation and employee benefits	1,919,660	2,505,744
Accrued expenses	1,023,744	1,201,339
Unearned revenue	385,653	443,708
TOTAL CURRENT LIABILITIES	5,991,864	7,554,169

Unearned revenue - non current	124,743	161,028
Other long-term liabilities	2,258,202	2,431,742
TOTAL LIABILITIES	8,374,809	10,146,939

SHAREHOLDERS’ EQUITY
Common stock, par value $.01 per share authorized - 25,000,000 shares issued - 5,350,933 shares	53,509	53,509
Capital in excess of par value	25,423,820	25,343,712
Retained earnings (deficit)	(1,612,529)	261,375
Treasury stock at cost, 856,198 and 871,198 shares	(4,226,852)	(4,300,952)
Accumulated other comprehensive loss	(206,540)	(169,834)
TOTAL SHAREHOLDERS’ EQUITY	19,431,408	21,187,810
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,806,217	$31,334,749

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	3/31/2013	3/31/2012
Cash flows from operating activities:
Net loss	$(1,873,904)	$(562,471)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	286,925	299,507
Amortization of deferred compensation	2,377	2,390
Stock compensation expense	115,081	150,914
Change in assets and liabilities:
Accounts receivable, net	3,774,094	(382,657)
Inventories	(285,756)	(1,271,000)
Prepaid expenses and other current assets	(179,316)	(26,423)
Other assets	177,221	53,756
Accounts payable	(565,063)	(939,602)
Accrued compensation and employee benefits	(531,334)	(203,127)
Accrued expenses	(128,366)	6,748
Unearned revenue	(94,340)	(26,443)
Other liabilities	(161,087)	(13,547)
Net cash provided by (used in) operating activities	536,532	(2,911,955)

Cash flows from investing activities:
Net decrease (increase) in marketable securities	(2,016,999)	1,600,352
Capital expenditures	(254,892)	(167,606)
Net cash provided by (used in) investing activities	(2,271,891)	1,432,746

Cash flows from financing activities:
Repurchases of common stock	—	(81,450)
Net cash used in financing activities	—	(81,450)
Effect of exchange rate changes on cash	14,029	21,133

Net decrease in cash	(1,721,330)	(1,539,526)
Cash at beginning of year	6,234,268	5,628,156
Cash at end of period	$4,512,938	$4,088,630

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2013

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2013.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2012.  Certain prior year amounts have been reclassified to conform to the current period presentation.

Note 2:  Marketable Securities

Marketable securities consist of mutual fund investments principally in federal, state and local government debt securities of $2,386,466 as of March 31, 2013.  Such mutual fund investments are stated at market value based on quoted market prices (Level 1 inputs) and are classified as available-for-sale under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320, with unrealized gains and losses reported in accumulated other comprehensive income (loss) as a component of shareholders’ equity. The cost of such securities at March 31, 2013 was $2,416,167, with $29,701 of cumulative unrealized losses reported at March 31, 2013.

Note 3:  Accounts Receivable

Accounts receivable is stated net of an allowance for uncollectible accounts of $1,023,000 and $1,030,000 as of March 31, 2013 and September 30, 2012, respectively.

Note 4:  Loss per Share

Basic loss per share (EPS) is computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options and under deferred compensation agreements.

The following tables provide the components of the basic and diluted EPS computations for the three and six month periods ended March 31, 2013 and 2012:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Basic EPS Computation
Net loss	$(1,397,047)	$(278,503)	$(1,873,904)	$(562,471)
Weighted average shares outstanding	4,494,735	4,475,603	4,489,460	4,483,776
Basic loss per share	$(.31)	$(.06)	$(.42)	$(.13)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Diluted EPS Computation
Net loss	$(1,397,047)	$(278,503)	$(1,873,904)	$(562,471)

Weighted average shares outstanding	4,494,735	4,475,603	4,489,460	4,483,776
Stock options	—	—	—	—
Stock compensation arrangements	—	—	—	—
Diluted shares outstanding	4,494,735	4,475,603	4,489,460	4,483,776

Diluted loss per share	$(.31)	$(.06)	$(.42)	$(.13)

For the three months ended March 31, 2013 and 2012, 10,362 and 10,238 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive. For the six months ended March 31, 2013 and 2012, 10,198 and 12,111 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive.

Note 5:   Accumulated Other Comprehensive Loss

The Company's accumulated other comprehensive loss balances at March 31, 2013 and September 30, 2012 consisted of the following:

	March 31, 2013	September 30, 2012
Foreign currency translation adjustment	$(275,825)	$(135,219)
Unrealized gain (loss) on derivatives	98,986	(40,616)
Unrealized gain (loss) on marketable securities	(29,701)	6,001
Accumulated other comprehensive loss	$(206,540)	$(169,834)

Note 6:   Derivative Instruments

The Company enters into forward exchange contracts to hedge certain foreign currency exposures and minimize the effect of such fluctuations on reported earnings and cash flow.  The Company’s ongoing foreign currency exchange risks include intercompany sales of product and services between subsidiary companies operating in differing functional currencies.

At March 31, 2013, the Company had forward exchange contracts outstanding with notional amounts aggregating $1.1 million, whose aggregate fair value was an asset of approximately $98,986.  Such fair value was determined using published market exchange rates.  The change in the amount of the asset or liability for these instruments is shown as a component of accumulated other comprehensive loss.

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

The Company follows ASC 718 (SFAS No. 123(R), “Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their grant date fair values and over the requisite service period.  For the three month periods ended March 31, 2013 and 2012, the Company recorded non-cash compensation expense of $57,199 and $74,684, respectively, ($.01 and $.02 per basic and diluted share, respectively) relating to stock compensation. For the six month periods ended March 31, 2013 and 2012, the Company recorded non-cash compensation expense of $115,081 and $150,914, respectively, ($.03 and $.03 per basic and diluted share, respectively) relating to stock compensation.

Note 8:  Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its consolidated financial statements.

Note 9:  Income Taxes

Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which a tax benefit has been recorded in the income statement. In the third quarter ended June 30, 2011, the Company recognized a valuation allowance against its deferred tax assets due to the uncertainty of future realization. The establishment of such valuation allowance was determined to be appropriate due to the Company's operating losses since fiscal year 2010 and the inherent uncertainties of predicting future operating results in periods over which such net tax differences become deductible. At September 30, 2012, the Company had $6.1 million of unrecognized net deferred tax assets available, which includes approximately $4 million of U.S. and foreign net operating loss carryforwards.

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

Note 10:  Fair Value

The majority of the Company’s non-financial assets and liabilities are not required to be carried at fair value on a recurring basis, but the Company is required on a non-recurring basis to use fair value measurements when analyzing asset impairment as it relates to long-lived assets.  The carrying amounts for trade accounts and other receivables and accounts payable approximate fair value due to the short-term maturity of these instruments.  The fair value of the Company’s foreign currency forward exchange contracts is estimated by obtaining quoted market exchange rates for similar contracts (Level 2 inputs).  The contracted exchange rates on committed forward exchange contracts was approximately $98,986 more favorable than the market rates for similar term contracts at March 31, 2013.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Note 11: Subsequent Event

In April 2013, the Company entered into a Contract of Sale Agreement (the “Agreement”) to sell its Hauppauge, New York headquarters facility for a gross sale price of $6,350,000.
During the sixty day period immediately following execution and delivery of the Agreement (the “Due Diligence Period”), the buyer is entitled to conduct environmental due diligence on the subject property and may elect to terminate the Agreement at any time during this period if any environmental assessment and/or environmental testing results are unacceptable. If buyer fails to terminate the Agreement on or before the last day of such Due Diligence Period, the buyer's obligation to purchase the property on the terms and conditions in the Agreement will become final and binding, with a closing date no later than August 29, 2013. The balance of the Agreement contains representations, warranties, covenants and conditions that are typical for real estate transactions of this nature.
The transactions contemplated by the Agreement are expected to close during the Company's fourth quarter ended September 30, 2013, subject to customary closing conditions. There can be no assurance that all of the conditions to closing will be satisfied. If the transaction closes, the Company expects to record a gain on the sale of approximately $3.5 million.
As of March 31, 2013, this facility was included in assets held for sale at depreciated cost and, accordingly, no additional depreciation expense will be recorded subsequent to this date.
In April 2013, the Company also entered into a Contract of Sale Agreement and closed on the purchase of a new headquarters facility in Edgewood (Brentwood), New York, for a cash purchase price of $3,300,000.
The two transactions are expected to generate $2.5 million of cash upon completion.

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

The Company competes in a market of rapid technology shifts which influence the performance capability of security systems.  As a result, the Company spends a significant amount on product development. In fiscal 2012 and 2011, the Company incurred $5.2 million and $5.9 million of engineering and development expense or 10% and 13% of net sales, respectively. The Company’s expenditures for product development are substantially less than its major competitors.  The ongoing market shift to software driven products and technologies will continue to burden the Company’s development resources and increase ongoing annual expense for product development.  Further, the Company’s sales effort requires a high level of customer service and technical support for its products.  The Company routinely considers various strategic options that may augment or supplement its present product offerings and technology platforms, among other benefits.

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

Results of Operations
Three Months Ended March 31, 2013 Compared with March 31, 2012

Net sales for the quarter ended March 31, 2013 decreased 30% to $8.7 million compared with $12.5 million in the year ago period.  North America sales decreased 27% to $6.6 million compared with $9.1 million in the year ago period while Europe, Middle East and Africa (EMEA) sales decreased 38% to $2.1 million compared with $3.4 million in the year ago period.  Order intake for the quarter ended March 31, 2013 decreased 32% to $9.2 million compared with $13.5 million in the year ago period. North America order intake decreased 30% to $7.3 million compared with $10.4 million in the year ago period while EMEA order intake decreased 37% to $1.9 million compared with $3.1 million in the year ago period. The Company's sales and order rates were down in most of its principal markets as it experienced the impact of weak European economies and the effects of a technical problem relating to the latest release of its software platform. The Company is presently unable to quantify the financial effects of such technical problem. The backlog of unfilled orders increased $1.5 million to $4.6 million at March 31, 2013 compared with $3.1 million at September 30, 2012.

Gross profit margins for the second quarter of fiscal 2013 decreased to 38.9% compared with 39.7% in the year ago period. The margin decline was the result of fixed indirect production costs relative to the current period's reduced sales levels.

Total operating expenses for the second quarter of fiscal 2013 decreased $451,000 to $4.8 million compared with $5.2 million in the year ago period. Selling, general and administrative expenses for the second quarter of fiscal 2013 decreased $199,000 to $3.7 million compared with $3.9 million in the year ago period. Engineering and development expense for the second quarter of fiscal 2013 decreased $252,000 to $1.1 million compared with $1.3 million in the year ago period. Operating expense reductions principally resulted from reduced personnel, lower variable selling costs associated with reduced sales and the benefit of favorable currency exchange rates on Israeli shekel denominated expenses.

The Company incurred an operating loss of $1.4 million in the second quarter of fiscal 2013 compared with an operating loss of $281,000 in the year ago period.

Interest income increased $12,000 to $19,000 for the second quarter of fiscal 2013 compared with $7,000 in the year ago period due principally to increased cash balances and marketable security investments in the current quarter. Other income of $14,000 in the year ago period represents gains in the market value of certain equity securities held and on the sales of certain marketable securities.

The Company recorded income tax expense of $8,000 for the second quarter of fiscal 2013 compared with $19,000 in the year ago quarter. Both period amounts represent minimum foreign subsidiary income taxes. In fiscal 2011, the Company provided a valuation allowance against its deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on reported pretax losses for both periods (see Note 9: Income Taxes).

As a result of the foregoing, the Company reported a net loss of $1.4 million for the second quarter of fiscal 2013 compared with a net loss of $279,000 in the year ago period.

Results of Operations
Six Months Ended March 31, 2013 Compared with March 31, 2012

Net sales for the six months ended March 31, 2013 decreased 20% to $19.8 million compared with $24.8 million in the year ago period.  North America sales decreased 20% to $15.1 million compared with $18.9 million in the year ago period while Europe, Middle East and Africa (EMEA) sales decreased 21% to $4.7 million compared with $5.9 million in the year ago period.  Order intake for the six months ended March 31, 2013 decreased 18% to $21.3 million compared with $26.1 million in the year ago period. North America order intake decreased 15% to $16.8 million compared with $19.8 million in the year ago period while EMEA order intake decreased 28% to $4.5 million compared with $6.3 million in the year ago period. The Company's sales and order rates were down in most of its principal markets as it experienced the impact of weak European economies and the effects of a technical problem relating to the latest release of its software platform. The Company is presently unable to quantify the financial effects of such technical problem.

Gross profit margins for the first six months of fiscal 2013 decreased to 37.7% compared with 39.8% in the year ago period. The margin decline was partially the result of fixed indirect production costs relative to the current year's reduced sales levels.

Total operating expenses for the first six months of fiscal 2013 decreased $1.1 million to $9.4 million compared with $10.5 million in the year ago period. Selling, general and administrative expenses for the first six months of fiscal 2013 decreased $457,000 to $7.3 million compared with $7.8 million in the year ago period. Engineering and development expense for the first six months of fiscal 2013 decreased $646,000 to $2.0 million compared with $2.7 million in the year ago period. Operating expense reductions principally resulted from reduced personnel, lower variable selling costs associated with reduced sales and the benefit of favorable currency exchange rates on Israeli shekel denominated expenses.

The Company incurred an operating loss of $1.9 million for the first six months of fiscal 2013 compared with an operating loss of $584,000 in the year ago period.

Interest income increased $19,000 to $50,000 for the first six months of fiscal 2013 compared with $31,000 in the year ago period due principally to increased cash balances and marketable security investments in the current year. Other income decreased $23,000 to $6,000 for the first six months of fiscal 2013 compared with $29,000 in the year ago period. These amounts represent gains in the market value of certain equity securities held and on the sales of certain marketable securities.

The Company recorded income tax expense of $16,000 for the first six months of fiscal 2013 compared with $38,000 in the year ago period. Both period amounts represent minimum foreign subsidiary income taxes. In fiscal 2011, the Company provided a valuation allowance against its deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on reported pretax losses for both periods (see Note 9: Income Taxes).

As a result of the foregoing, the Company reported a net loss of $1.9 million for the first six months of fiscal 2013 compared with a net loss of $562,000 in the year ago period.

Liquidity and Capital Resources

Net cash provided by operating activities was $537,000 for the first six months of fiscal 2013 principally relating to a reduction in accounts receivable of $3.8 million offset in part by a net loss of $1.5 million after non-cash charges and a $1.2 million pay down of accounts payable and accrued liabilities. Net cash used in investing activities was $2.3 million for the first six months of fiscal 2013 consisting of $2.0 million of net marketable security purchases and $255,000 of general capital expenditures. The marketable security purchases consisted of mutual fund investments principally in federal, state and local government debt securities.  There were no cash flow effects from financing activities for the first six months of fiscal 2013.  As a result of the foregoing, cash (exclusive of marketable securities) decreased by $1.7 million for the first six months of fiscal 2013 after the minimal effect of exchange rate changes on the cash position of the Company.

In April 2013, the Company entered into a Contract of Sale Agreement (the “Agreement”) to sell its Hauppauge, New York headquarters facility for a gross sale price of $6,350,000.

During the sixty day period immediately following execution and delivery of the Agreement (the “Due Diligence Period”), the buyer is entitled to conduct environmental due diligence on the subject property and may elect to terminate the Agreement at any time during this period if any environmental assessment and/or environmental testing results are unacceptable. If buyer fails to terminate the Agreement on or before the last day of such Due Diligence Period, the buyer's obligation to purchase the property on the terms and conditions in the Agreement will become final and binding, with a closing date no later than August 29, 2013. The balance of the Agreement contains representations, warranties, covenants and conditions that are typical for real estate transactions of this nature.
The transactions contemplated by the Agreement are expected to close during the Company's fourth quarter ended September 30, 2013, subject to customary closing conditions. There can be no assurance that all of the conditions to closing will be satisfied. If the transaction closes, the Company expects to record a gain on the sale of approximately $3.5 million.
In April 2013, the Company also entered into a Contract of Sale Agreement and closed on the purchase of a new headquarters facility in Edgewood (Brentwood), New York, for a cash purchase price of $3,300,000.
The two transactions are expected to generate $2.5 million of cash upon completion.

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

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 1A – RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2008, the Company’s Board of Directors authorized the purchase of up to $1 million worth of shares of the Company’s outstanding common stock. In December 2009, the Board of Directors authorized the purchase of an additional $1.5 million worth of shares of the Company’s outstanding common stock. The Company did not repurchase any of its common stock during the three month period ended March 31, 2013. The approximate dollar value of shares that may yet be purchased under the program was $972,679 as of March 31, 2013.

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

May 14, 2013

/s/ Kenneth M. Darby	/s/ John M. Badke
Kenneth M. Darby	John M. Badke
Chairman and	Senior Vice President, Finance and
Chief Executive Officer	Chief Financial Officer