Form 10-Q
period 2013-06-30
VICON INDUSTRIES INC /NY/
filed 2013-08-12
CIK 310056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

At August 9, 2013, the registrant had outstanding 4,503,885 shares of Common Stock, $.01 par value.

VICON INDUSTRIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	6/30/2013	6/30/2012	6/30/2013	6/30/2012

Net sales	$10,024,350	$11,721,956	$29,809,740	$36,546,149
Cost of sales	6,352,038	7,057,661	18,686,351	21,997,996
Gross profit	3,672,312	4,664,295	11,123,389	14,548,153

Operating expenses:
Selling, general and administrative expense	3,824,145	3,854,289	11,162,302	11,649,315
Engineering and development expense	1,044,051	1,286,105	3,070,558	3,958,997
	4,868,196	5,140,394	14,232,860	15,608,312

Operating loss	(1,195,884)	(476,099)	(3,109,471)	(1,060,159)

Interest income	(3,845)	(4,277)	(53,837)	(35,036)
Other expense (income)	19,716	6,198	14,025	(22,632)

Loss before income taxes	(1,211,755)	(478,020)	(3,069,659)	(1,002,491)

Income tax expense (benefit)	(492,000)	19,000	(476,000)	57,000

Net loss	$(719,755)	$(497,020)	$(2,593,659)	$(1,059,491)

Loss per share:
Basic	$(.16)	$(.11)	$(.58)	$(.24)

Diluted	$(.16)	$(.11)	$(.58)	$(.24)

Weighted average shares outstanding:

Basic	4,499,260	4,477,651	4,492,727	4,481,737

Diluted	4,499,260	4,477,651	4,492,727	4,481,737

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	6/30/2013	6/30/2012	6/30/2013	6/30/2012
Net loss	$(719,755)	$(497,020)	$(2,593,659)	$(1,059,491)
Other comprehensive income (loss):
Unrealized gain (loss) on securities	24,065	1,156	(11,638)	(31,582)
Unrealized gain (loss) on derivatives	(98,986)	(169,464)	40,616	(204,368)
Foreign currency translation adjustment	(22,981)	(68,201)	(163,586)	14,913
Other comprehensive income (loss)	(97,902)	(236,509)	(134,608)	(221,037)
Comprehensive loss	$(817,657)	$(733,529)	$(2,728,267)	$(1,280,528)

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	6/30/2013	9/30/2012
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,427,730	$6,234,268
Marketable securities	114,026	405,169
Accounts receivable, net	6,814,490	9,553,385
Inventories:
Parts, components, and materials	3,012,662	3,773,356
Work-in-process	1,260,497	1,396,268
Finished products	4,687,095	4,133,649
	8,960,254	9,303,273
Recoverable income taxes	—	92,811
Prepaid expenses and other current assets	726,686	529,070
Assets held for sale	2,449,832	—
TOTAL CURRENT ASSETS	20,493,018	26,117,976

Property, plant and equipment	11,347,128	13,181,797
Less accumulated depreciation and amortization	(6,402,650)	(9,139,622)
	4,944,478	4,042,175
Other assets	990,451	1,174,598
TOTAL ASSETS	$26,427,947	$31,334,749

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,496,765	$3,403,378
Accrued compensation and employee benefits	1,936,816	2,505,744
Accrued expenses	1,051,347	1,201,339
Unearned revenue	339,588	443,708
TOTAL CURRENT LIABILITIES	5,824,516	7,554,169

Unearned revenue - non current	144,885	161,028
Other long-term liabilities	1,792,372	2,431,742
TOTAL LIABILITIES	7,761,773	10,146,939

SHAREHOLDERS’ EQUITY
Common stock, par value $.01 per share authorized - 25,000,000 shares issued - 5,360,083 and 5,350,933 shares	53,601	53,509
Capital in excess of par value	25,476,151	25,343,712
Retained earnings (deficit)	(2,332,284)	261,375
Treasury stock at cost, 856,198 and 871,198 shares	(4,226,852)	(4,300,952)
Accumulated other comprehensive loss	(304,442)	(169,834)
TOTAL SHAREHOLDERS’ EQUITY	18,666,174	21,187,810
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,427,947	$31,334,749

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	6/30/2013	6/30/2012
Cash flows from operating activities:
Net loss	$(2,593,659)	$(1,059,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	365,770	441,872
Amortization of deferred compensation	3,566	3,579
Stock compensation expense	166,314	218,580
Deferred tax benefit	(500,000)	—
Change in assets and liabilities:
Accounts receivable, net	2,628,036	1,141,633
Inventories, net	256,939	(542,833)
Recoverable income taxes	92,811	—
Prepaid expenses and other current assets	(213,579)	(96,803)
Other assets	184,147	94,768
Accounts payable	(838,632)	(1,187,942)
Accrued compensation and employee benefits	(513,112)	(298,456)
Accrued expenses	(101,514)	76,488
Unearned revenue	(120,263)	(43,181)
Other liabilities	(127,179)	(28,734)
Net cash used in operating activities	(1,310,355)	(1,280,520)

Cash flows from investing activities:
Net decrease in marketable securities	279,505	1,604,924
Capital expenditures	(3,773,134)	(186,089)
Net cash provided by (used in) investing activities	(3,493,629)	1,418,835

Cash flows from financing activities:
Repurchases of common stock	—	(81,450)
Net cash used in financing activities	—	(81,450)
Effect of exchange rate changes on cash	(2,554)	26,326

Net increase (decrease) in cash	(4,806,538)	83,191
Cash at beginning of year	6,234,268	5,628,156
Cash at end of period	$1,427,730	$5,711,347

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2013

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2013.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2012.  Certain prior year amounts have been reclassified to conform to the current period presentation.

Note 2:  Marketable Securities

Marketable securities consist of mutual fund investments principally in federal, state and local government debt securities of $114,026 as of June 30, 2013.  Such mutual fund investments are stated at market value based on quoted market prices (Level 1 inputs) and are classified as available-for-sale under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320, with unrealized gains and losses reported in accumulated other comprehensive income (loss) as a component of shareholders’ equity. The cost of such securities at June 30, 2013 was $119,663, with $5,637 of cumulative unrealized losses reported at June 30, 2013.

Note 3:  Accounts Receivable

Accounts receivable is stated net of an allowance for uncollectible accounts of $955,000 and $1,030,000 as of June 30, 2013 and September 30, 2012, respectively.

Note 4:  Loss per Share

Basic loss per share (EPS) is computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options and under deferred compensation agreements.

The following tables provide the components of the basic and diluted EPS computations for the three and nine month periods ended June 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic EPS Computation
Net loss	$(719,755)	$(497,020)	$(2,593,659)	$(1,059,491)
Weighted average shares outstanding	4,499,260	4,477,651	4,492,727	4,481,737
Basic loss per share	$(.16)	$(.11)	$(.58)	$(.24)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Diluted EPS Computation
Net loss	$(719,755)	$(497,020)	$(2,593,659)	$(1,059,491)

Weighted average shares outstanding	4,499,260	4,477,651	4,492,727	4,481,737
Stock options	—	—	—	—
Stock compensation arrangements	—	—	—	—
Diluted shares outstanding	4,499,260	4,477,651	4,492,727	4,481,737

Diluted loss per share	$(.16)	$(.11)	$(.58)	$(.24)

For the three months ended June 30, 2013 and 2012, 11,079 and 10,131 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive. For the nine months ended June 30, 2013 and 2012, 10,492 and 11,451 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive.

Note 5:   Accumulated Other Comprehensive Loss

The Company's accumulated other comprehensive loss balances at June 30, 2013 and September 30, 2012 consisted of the following:

	June 30, 2013	September 30, 2012
Foreign currency translation adjustment	$(298,805)	$(135,219)
Unrealized loss on derivatives	—	(40,616)
Unrealized gain (loss) on marketable securities	(5,637)	6,001
Accumulated other comprehensive loss	$(304,442)	$(169,834)

Note 6:   Derivative Instruments

The Company enters into forward exchange contracts to hedge certain foreign currency exposures and minimize the effect of such fluctuations on reported earnings and cash flow.  The Company’s ongoing foreign currency exchange risks include intercompany sales of product and services between subsidiary companies operating in differing functional currencies.

At June 30, 2013, the Company had no forward exchange contracts outstanding. At September 30, 2012, the Company had forward exchange contracts outstanding with notional amounts aggregating $3.5 million, whose aggregate fair value was a liability of approximately $40,616.  Such fair value was determined using published market exchange rates.  The change in the amount of the asset or liability for these instruments is shown as a component of accumulated other comprehensive loss.

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

The Company follows ASC 718 (SFAS No. 123(R), “Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their grant date fair values and over the requisite service period.  For the three month periods ended June 30, 2013 and 2012, the Company recorded non-cash compensation expense of $51,233 and $67,666, respectively, ($.01 and $.02 per basic and diluted share, respectively) relating to stock compensation. For the nine month periods ended June 30, 2013 and 2012, the Company recorded non-cash compensation expense of $166,314 and $218,580, respectively, ($.04 and $.05 per basic and diluted share, respectively) relating to stock compensation.

Note 8:  Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its consolidated financial statements.

Note 9:  Income Taxes

Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which a tax benefit has been recorded in the income statement. The Company has a valuation allowance against its deferred tax assets due to the uncertainty of future realization. The full valuation allowance is determined to be appropriate due to the Company's operating losses since fiscal year 2010 and the inherent uncertainties of predicting future operating results in periods over which such net tax differences become deductible. At September 30, 2012, the Company had $6.1 million of unrecognized net deferred tax assets available, which includes approximately $4 million of U.S. and foreign net operating loss carryforwards.

In the quarter ended June 30, 2013, the Company recorded a $500,000 tax benefit relating to the expiration of previously recognized income tax exposures (FIN 48). The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  The Company files U.S. Federal and State income tax returns and foreign tax returns in the United Kingdom, Germany and Israel.  The Company is generally no longer subject to tax examinations in such jurisdictions for fiscal years prior to 2005 in the U.S. and 2007 in the U.K., Germany and Israel.

Note 10:  Fair Value

The majority of the Company’s non-financial assets and liabilities are not required to be carried at fair value on a recurring basis, but the Company is required on a non-recurring basis to use fair value measurements when analyzing asset impairment as it relates to long-lived assets.  The carrying amounts for trade accounts and other receivables and accounts payable approximate fair value due to the short-term maturity of these instruments.  The fair value of the Company’s foreign currency forward exchange contracts is estimated by obtaining quoted market exchange rates for similar contracts (Level 2 inputs).  At June 30, 2013, the Company had no forward exchange contracts outstanding. At September 30, 2012, the contracted exchange rates on committed forward exchange contracts was approximately $40,616 less favorable than the market rates for similar term contracts.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Note 11: Headquarters Facility Sale and Purchase

In April 2013, the Company entered into a Contract of Sale Agreement to sell its Hauppauge, New York headquarters facility for a gross sale price of $6,350,000. The sale transaction is expected to close by no later than August 29, 2013 and is subject to customary closing conditions. There can be no assurance that all of the conditions to closing will be satisfied. Upon closing, the sale transaction will generate approximately $6.0 million of cash, net of broker's commissions, and the Company expects to record a gain on the sale of approximately $3.5 million.
Since March 31, 2013, this facility has been included in assets held for sale at depreciated cost and, accordingly, no additional depreciation expense has been recorded subsequent to this date.
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

Results of Operations
Three Months Ended June 30, 2013 Compared with June 30, 2012

Net sales for the quarter ended June 30, 2013 decreased 14% to $10.0 million compared with $11.7 million in the year ago period.  North America sales decreased 22% to $7.4 million compared with $9.5 million in the year ago period while Europe, Middle East and Africa (EMEA) sales increased 18% to $2.6 million compared with $2.2 million in the year ago period.  Order intake for the quarter ended June 30, 2013 decreased 17% to $9.0 million compared with $10.8 million in the year ago period. North America order intake decreased 20% to $6.6 million compared with $8.2 million in the year ago period while EMEA order intake decreased 7% to $2.4 million compared with $2.6 million in the year ago period. The Company's North American sales and order rates continued to be negatively affected by technical issues relating to the latest release of its software platform. Although such technical issues were substantially resolved by current quarter end, the Company is presently unable to quantify its future financial impact. The backlog of unfilled orders increased $530,000 to $3.6 million at June 30, 2013 compared with $3.1 million at September 30, 2012.

Gross profit margins for the third quarter of fiscal 2013 decreased to 36.6% compared with 39.8% in the year ago period. The current quarter margin decline included a $250,000 (2.5%) additional inventory provision on certain discontinued manufactured products and credit return inventories as well as a .4% increase in fixed indirect costs relating to lower sales.

Total operating expenses for the third quarter of fiscal 2013 decreased $272,000 to $4.9 million compared with $5.1 million in the year ago period. Selling, general and administrative expense for the third quarter of fiscal 2013 decreased $30,000 to $3.8 million compared with $3.9 million in the year ago period. Engineering and development expense for the third quarter of fiscal 2013 decreased $242,000 to $1.0 million compared with $1.3 million in the year ago period. Operating expense reductions principally resulted from reduced personnel and lower variable selling costs associated with reduced sales. Selling, general and administrative expense for the current quarter included $122,000 of patent litigation costs resulting from the settlement of a patent infringement complaint received in March 2013. A settlement agreement was reached with the patent holder in June 2013 under which the Company made a one-time payment of $80,000 in exchange for the release of all current and future claims against the Company. The Company also incurred $42,000 of legal fees associated with this matter.

The Company incurred an operating loss of $1.2 million in the third quarter of fiscal 2013 compared with an operating loss of $476,000 in the year ago period.

Interest income was $4,000 for the third quarter of fiscal 2013 compared with $4,000 in the year ago period. Other expense was $20,000 for the third quarter of fiscal 2013 compared with $6,000 in the year ago period. The current quarter amount represents losses incurred on the sales of certain marketable securities while the year ago period amount represents a reduction in the market value of certain equity securities held.

The Company recorded an income tax benefit of $492,000 in the third quarter of fiscal 2013 compared with income tax expense of $8,000 in the year ago period. In the current quarter, the Company recorded a $500,000 tax benefit relating to the expiration of previously recognized income tax exposures (FIN 48). Both period amounts include minimum foreign subsidiary income taxes. In fiscal 2011, the Company provided a valuation allowance against its deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on reported pretax losses for both periods (see Note 9: Income Taxes).

As a result of the foregoing, the Company reported a net loss of $720,000 for the third quarter of fiscal 2013 compared with a net loss of $497,000 in the year ago period.

Results of Operations
Nine Months Ended June 30, 2013 Compared with June 30, 2012

Net sales for the nine months ended June 30, 2013 decreased 18% to $29.8 million compared with $36.5 million in the year ago period.  North America sales decreased 21% to $22.6 million compared with $28.5 million in the year ago period while Europe, Middle East and Africa (EMEA) sales decreased 10% to $7.2 million compared with $8.0 million in the year ago period.  Order intake for the nine months ended June 30, 2013 decreased 18% to $30.3 million compared with $36.9 million in the year ago period. North America order intake decreased 17% to $23.4 million compared with $28.0 million in the year ago period while EMEA order intake decreased 22% to $6.9 million compared with $8.9 million in the year ago period. The Company's sales and order rates were down in most of its principal markets as it experienced the impact of weak European economies and the effects of technical issues relating to the latest release of its software platform. Although such technical issues were substantially resolved by current period end, the Company is presently unable to quantify its future financial impact.

Gross profit margins for the first nine months of fiscal 2013 decreased to 37.3% compared with 39.8% in the year ago period. The current period margin decline included a $250,000 (.8%) additional inventory provision on certain discontinued manufactured products and credit return inventories as well as a .8% increase in fixed indirect costs relating to lower sales.

Total operating expenses for the first nine months of fiscal 2013 decreased $1.4 million to $14.2 million compared with $15.6 million in the year ago period. Selling, general and administrative expense for the first nine months of fiscal 2013 decreased $487,000 to $11.2 million compared with $11.6 million in the year ago period. Engineering and development expense for the first nine months of fiscal 2013 decreased $888,000 to $3.1 million compared with $4.0 million in the year ago period. Operating expense reductions principally resulted from reduced personnel and lower variable selling costs associated with reduced sales. Selling, general and administrative expense for the current year period included $122,000 of patent litigation costs resulting from the settlement of a patent infringement complaint received in March 2013. A settlement agreement was reached with the patent holder in June 2013 under which the Company made a one-time payment of $80,000 in exchange for the release of all current and future claims against the Company. The Company also incurred $42,000 of legal fees associated with this matter.

The Company incurred an operating loss of $3.1 million for the first nine months of fiscal 2013 compared with an operating loss of $1.1 million in the year ago period.

Interest income increased $19,000 to $54,000 for the first nine months of fiscal 2013 compared with $35,000 in the year ago period due principally to increased cash balances and marketable security investments in the current year period. Other expense was $14,000 for the first nine months of fiscal 2013 compared with other income of $23,000 in the year ago period. These amounts represent net gains and losses in the market value of certain equity securities held and on the sales of certain marketable securities.

The Company recorded an income tax benefit of $476,000 for the first nine months of fiscal 2013 compared with income tax expense of $57,000 in the year ago period. In the current year period, the Company recorded a $500,000 tax benefit relating to the expiration of previously recognized income tax exposures (FIN 48). Both period amounts include minimum foreign subsidiary income taxes. In fiscal 2011, the Company provided a valuation allowance against its deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on reported pretax losses for both periods (see Note 9: Income Taxes).

As a result of the foregoing, the Company reported a net loss of $2.6 million for the first nine months of fiscal 2013 compared with a net loss of $1.1 million in the year ago period.

Liquidity and Capital Resources

Net cash used in operating activities was $1.3 million for the first nine months of fiscal 2013, which included a net loss of $2.1 million after non-cash charges and a $1.5 million pay down of accounts payable and accrued liabilities, offset in part by a $2.6 million reduction in accounts receivable. Net cash used in investing activities was $3.5 million for the first nine months of fiscal 2013 consisting of $3.8 million of capital expenditures offset in part by $280,000 of marketable security liquidations. Capital expenditures for the period included a cash outlay of $3.4 million for the purchase of a new headquarters facility (see further discussion below). There were no cash flow effects from financing activities for the first nine months of fiscal 2013.  As a result of the foregoing, cash (exclusive of marketable securities) decreased by $4.8 million for the first nine months of fiscal 2013 after the minimal effect of exchange rate changes on the cash position of the Company.

In April 2013, the Company entered into a Contract of Sale Agreement (the “Agreement”) to sell its Hauppauge, New York headquarters facility for a gross sale price of $6,350,000. The sale transaction is expected to close by no later than August 29,

2013 and is subject to customary closing conditions. There can be no assurance that all of the conditions to closing will be satisfied. Upon closing, the sale transaction will generate approximately $6.0 million of cash, net of brokers' commissions, and the Company expects to record a gain on the sale of approximately $3.5 million in its fourth quarter ending September 30, 2013.
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

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 1A – RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2008, the Company’s Board of Directors authorized the purchase of up to $1 million worth of shares of the Company’s outstanding common stock. In December 2009, the Board of Directors authorized the purchase of an additional $1.5 million worth of shares of the Company’s outstanding common stock. The Company did not repurchase any of its common stock during the three month period ended June 30, 2013. The approximate dollar value of shares that may yet be purchased under the program was $972,679 as of June 30, 2013.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 - OTHER INFORMATION

None

ITEM 6 – EXHIBITS

Exhibit Number	Description
10.1
Contract of Sale between Vicon Industries, Inc., as Seller, and Sciegen Pharmaceuticals, Inc., as Buyer, with respect to 89 Arkay Drive, Hauppauge, New York, as of April 17, 2013 (Incorporated by reference to the Current Report on Form 8-K dated April 23, 2013)

10.2
Contract of Sale between 1290 Motor Parkway LLC, as Seller, and Vicon Industries, Inc., as Buyer, with respect to 131 Heartland Blvd., Edgewood (Brentwood), New York, as of April 29, 2013 (Incorporated by reference to the Current Report on Form 8-K dated May 3, 2013)

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

August 12, 2013

/s/ Kenneth M. Darby	/s/ John M. Badke
Kenneth M. Darby	John M. Badke
Chairman and	Senior Vice President, Finance and
Chief Executive Officer	Chief Financial Officer