Form 10-K
period 2013-09-30
VICON INDUSTRIES INC /NY/
filed 2013-12-30
CIK 310056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2013

Commission File No.  1-7939

VICON INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

NEW YORK	11-2160665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

131 Heartland Blvd., Edgewood, New York	11717
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:  (631) 952-2288

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.01	NYSE Amex
(Title of class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)   Yes ☐    No ☑

The aggregate market value of voting and non-voting Common Stock held by non-affiliates of the registrant based upon the closing price of $2.67 per share as of March 31, 2013 was approximately $4,714,000.

The number of shares outstanding of the registrant's Common Stock as of December 16, 2013 was 4,503,885.

PART I

ITEM 1 - BUSINESS

General

Vicon Industries, Inc. (“the Company”), incorporated in 1967, develops video management software and also designs, assembles and markets a wide range of video systems, comprised principally of cameras, network video servers/recorders, encoders and mass storage units, used in security, surveillance, safety and control applications by a broad group of end users.  A video system is typically a private (or hybrid public/private) network that can transmit and receive video, audio and data signals in accordance with the operational needs of the user.  The Company's primary business focus is the design of network video systems that it produces and sells worldwide, primarily to installing dealers, system integrators, government entities and security products distributors.

The Company operates within the electronic protection segment of the security industry which includes, among others: fire and burglar alarm systems, access control, biometric and video systems, data and asset protection.  The U.S. security industry consists of thousands of individuals and businesses (exclusive of public sector law enforcement) that provide products and services for the protection and monitoring of people, property and information. The security industry includes fire and detection systems, access control, video surveillance, asset protection, guard services and equipment, locks, safes, armored vehicles, perimeter protection, private investigations, biometric systems, software and network security, among others.  The Company’s products are typically used for crime deterrence, visual documentation, observation of inaccessible or hazardous areas, enhancing safety, mitigating liability, obtaining cost savings (such as lower insurance premiums), accumulating command and control data, managing control systems and improving the efficiency and effectiveness of personnel. The Company’s products are used in, among others, office buildings, manufacturing plants, apartment complexes, retail stores, government facilities, airports, highways, transportation operations, prisons, casinos, hotels, sports arenas, health care facilities and financial institutions.

Products

The Company’s product line consists of various elements of a video system, beginning with a video management system (VMS) application, which configures and manages network devices, including cameras.  The Company also sells and/or produces video system edge devices such as video encoders, decoders, network and/or digital video recorders (NVR’s and DVR’s), analog and/or IP fixed position or robotic cameras, HD (high definition) digital cameras, matrix video switchers and system controls.  The Company provides a range of cameras due to the many varied climatic and operational environments in which the products are expected to perform.

The Company’s products range from a simple camera mounting bracket to a large IP based video camera control, transmission, recording, storage and virtual matrix switching system.  The Company’s sales are concentrated principally among its network video products (ViconNet™ (VMS) and Kollector™ (NVR’s and DVR’s)), Surveyor™ (robotic dome cameras) and Roughneck™ (fixed position cameras) product lines.

Marketing

The Company’s marketing emphasizes video system solution capability which includes system and network design, pre-ship configuration, project management, technical training and pre and post sales support. The Company promotes and markets its products through industry trade shows worldwide, product brochures, catalogs, direct marketing and electronic mailings to existing and prospective customers, webinars, technical seminars for system designers, customers and end users, road shows which preview new systems and system components, and advertising through trade and end user magazines and the Company's web site (www.vicon-security.com). The Company’s products are sold principally to independent dealers, system integrators and security products distributors.  Sales are made principally by Company field sales engineers supported by inside customer service representatives.  The Company’s sales effort is supported by field or in-house professional and technical services staff which provide product information, system and network design, project management, and hardware and software pre-configuration and support.

The Company’s products are utilized in video surveillance applications by: (1) commercial and industrial users, such as office buildings, manufacturing plants, warehouses, apartment complexes, shopping malls and retail stores;  (2) federal, state, and local governments for national security purposes, agency facilities, prisons, and military installations; (3) financial institutions, such as banks, clearing houses, brokerage firms and depositories, for security purposes; (4) transportation departments for highway traffic control, bridge and tunnel monitoring, and airport, subway, bus and seaport security and surveillance; (5) gaming casinos, where video surveillance is often mandated by regulatory authorities; (6) health care facilities, such as hospitals; and (7) institutions of education, such as schools and universities.

The Company’s principal sales offices are located in Edgewood (Brentwood), New York; Fareham, England; and Neumunster, Germany.

International Sales

The Company sells its products in Europe, the Middle East and Africa (EMEA) through its European based subsidiaries and elsewhere outside the U.S. principally by direct export from its U.S. headquarters.  The Company has a few territorial exclusivity agreements with customers but primarily uses a wide range of installation companies and security product distributors in international markets.

Export sales and sales from the Company’s foreign subsidiaries amounted to $14.4 million and $18.0 million, or 36% of consolidated net sales in fiscal years 2013 and 2012, respectively.  The Company’s principal foreign markets are the U.K., Europe, Middle East and the Pacific Rim, which together accounted for approximately 81% of international sales in fiscal 2013.

Competition

The Company operates in a highly competitive marketplace both domestically and internationally.  The Company competes by providing a value added video system solution combined with a high level of professional and technical support. The Company is also well known in the security field having specialized in video security applications since its founding in 1967.  Generally, the Company does not compete based on price alone.

Many of the Company’s principal competitors are larger companies whose financial resources and scope of operations are substantially greater than the Company’s. Such competitors include security divisions of the Bosch Group, Honeywell International, Schneider Electric, Tyco International, Samsung Group and United Technologies, among others. The Company also competes with many VMS producers such as Avigilon Corporation, Exacq Technologies, Genetec Inc. and Milestone Systems and for cameras with companies such as Axis Communications, Matsushita (Panasonic), Mobotix Corp. and Sony Corporation, among others.  Many additional companies, both domestic and international, produce products that compete against one or more of the Company’s product lines.

Engineering and Development

The Company’s engineering and development is directed principally at enhanced video system capability.  In recent years, the trend of product development and demand within the video security and surveillance market has been toward enhanced software applications involving the compression, analysis, transmission, storage, manipulation, imaging and display of digital video over IP networks.  Since the Company’s target market segment (enterprise applications) requires it to keep pace with changes in technology, the Company has focused its engineering effort in these developing areas.  Development projects are chosen and prioritized based on competitor threats, focus group feedback, the Company’s analysis as to the needs of the marketplace, anticipated technological advances and market research.

At September 30, 2013, the Company employed a total of 28 engineers in the following areas: software development, mechanical design, manufacturing/testing and electrical and circuit design.  Engineering and development expense amounted to approximately 11% and 10% of net sales in fiscal years 2013 and 2012, respectively.

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

Backlog

The backlog of orders believed to be firm as of September 30, 2013 and 2012 was approximately $2.6 million and $3.1 million, respectively.  Orders are generally cancelable without penalty at the option of the customer.  The Company prefers that its backlog of orders not exceed its ability to fulfill such orders on a timely basis, since experience shows that long delivery schedules only encourage the Company’s customers to look elsewhere for product availability.

Employees

At September 30, 2013, the Company employed 136 full-time employees, of whom 7 are officers, 58 are in sales and technical service capacities, 28 are in engineering and test, 25 are in operations and production and 18 are in administration.  At September 30, 2012, the Company employed 160 persons.  There are no collective bargaining agreements with any of the Company’s employees and the Company considers its relations with its employees to be good.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

The Company operates from a 35,000 square-foot headquarters facility located at 131 Heartland Blvd., Edgewood, New York, which it owns.  The Company also owns a 14,000 square-foot sales, service and warehouse facility in southern England which services Europe, the Middle East and Africa.  In addition, the Company operates under leases from offices in Yavne, Israel; Neumunster, Germany; and various local sales offices throughout Europe.  The Company believes that its facilities are adequate to meet its current and foreseeable operating needs.

ITEM 3 - LEGAL PROCEEDINGS

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock is traded on the NYSE Amex under the symbol (VII).  The following table sets forth for the periods indicated, the range of high and low prices for the Company's Common Stock:

Quarter Ended	High	Low
Fiscal 2013
December	3.15	2.33
March	2.95	2.39
June	3.46	2.43
September	2.80	2.52
Fiscal 2012
December	3.55	2.80
March	3.70	2.96
June	3.42	2.81
September	3.37	2.39

The last sale price of the Company’s Common Stock on December 16, 2013 as reported on the NYSE Amex was $2.74 per share.  As of December 16, 2013, there were approximately 137 shareholders of record.

The Company has never declared or paid cash dividends on its Common Stock and anticipates that any earnings in the foreseeable future will be retained to finance the growth and development of its business.

In December 2008, the Company’s Board of Directors authorized the purchase of up to $1 million worth of shares of the Company’s outstanding common stock.  In December 2009, the Board of Directors authorized the purchase of an additional $1.5 million worth of shares of the Company’s outstanding common stock.  The Company did not repurchase any of its common stock during the three month period ended September 30, 2013. The approximate dollar value of shares that may yet be purchased under the program was $972,679 as of September 30, 2013.

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

Overview
The Company designs, assembles and markets video management systems and system components for use in security, surveillance, safety and communication applications by a broad group of end users worldwide. The Company’s product line consists of various elements of a video system, including DVR's, NVR's, video encoders, decoders, servers and related video management software, data storage units, analog, HD and IP fixed and robotic cameras, virtual and analogue matrix video switchers and controls, and system peripherals.

The Company sells video surveillance system components in a highly competitive worldwide marketplace principally to authorized security dealers and system integrators. Such dealers and integrators typically resell and install the Company’s products directly to end users, among other services. The Company’s sales are principally project based and are largely dependent upon winning projects, construction activities and the timing of funding.  Sales will vary from period to period depending upon many factors including seasonal and geographic trends in construction activities and the timing of deliveries due to changes in project schedules and funding. The Company usually does not have a large backlog as its customer orders are typically deliverable within three months or often upon receipt of order.

The Company competes in a market of rapid technology shifts which enhance the performance capability of security systems.  As a result, the Company spends a significant amount on new product development. In fiscal 2013 and 2012, the Company incurred $4.2 million and $5.2 million of engineering and development expense or 11% and 10% of net sales, respectively. The Company’s expenditures for product development are substantially less than its major competitors.  The ongoing market shift to IP based products and network technologies will continue to burden the Company’s development resources and increase ongoing annual expense for product development.  Further, the Company’s sales effort requires a high level of customer service and technical support for its products.  The Company routinely considers various strategic options that may augment or supplement its present product offerings and technology platforms, among other benefits.

The Company has a foreign sales and distribution subsidiary in Europe that conducts business in British pounds and Euros that represented approximately 25% of the Company’s consolidated sales for fiscal 2013. It also has an Israel based engineering and development subsidiary that incurs a majority of its operating expenses in Shekels that represented approximately 20% of the Company’s operating expenses for fiscal 2013. The Company has historically entered into selected forward currency exchange contracts during favorable exchange rate conditions to help stabilize the impact of changing exchange rates and will continue to do so in fiscal 2014. However, nothing can totally eliminate the long term effects of foreign currency exchange movements.

RESULTS OF OPERATIONS

Fiscal Year 2013 Compared with 2012

Net sales for 2013 decreased $9.8 million (20%) to $39.8 million compared with $49.7 million in 2012.  North America sales decreased $8.8 million (23%) to $30.1 million compared with $38.9 million in 2012 while Europe, Middle East and Africa (EMEA) sales decreased $1.0 million (9%) to $9.8 million compared with $10.8 million in 2012.  Order intake for 2013 decreased 18% to $39.3 million compared with $48.1 million in 2012. North America order intake decreased 21% to $29.2 million compared with $36.9 million in 2012 while EMEA order intake decreased 9% to $10.1 million compared with $11.2 million in 2012. The Company's 2013 North American sales and order rates were negatively affected by, among other things, a technical matter relating to a prior release of its ViconNet video management software application. The Company believes that the technical matter was substantially resolved by the end of its third quarter ended June 30, 2013. The financial effect of the technical matter on future periods is presently unquantifiable.  The backlog of unfilled orders was $2.6 million at September 30, 2013 compared with $3.1 million at September 30, 2012.

Gross profit margins for 2013 decreased to 38.0% compared with 39.5% in 2012.   The decrease in current year margins was principally due to a .9% increase in fixed indirect expenses relating to lower sales in the current year and a $250,000 (.6%) additional inventory provision on certain discontinued manufactured products and credit return inventories taken in the June 30, 2013 quarter.

Operating expenses for 2013 decreased $1.8 million to $19.2 million or 48.2% of net sales compared with $21.0 million or 42.3% of net sales in 2012. Selling, general and administrative expenses decreased $798,000 to $15.0 million for 2013 compared with $15.8 million in 2012. Engineering and development expenses decreased $1.0 million to $4.2 million for 2013 compared with $5.2 million for 2012. Operating expense reductions principally resulted from reduced personnel and lower variable selling costs associated with reduced sales.

The Company incurred an operating loss of $4.1 million for fiscal 2013 compared with an operating loss of $1.4 million for fiscal 2012.

During fiscal 2013, the Company realized a $3.5 million gain on the sale of its Hauppauge, New York headquarters facility in August 2013. Interest and other income decreased $23,000 to $41,000 for 2013 compared with $64,000 for 2012 due principally to the liquidation of certain marketable security investments in the current year.

The Company recorded an income tax benefit of $543,000 for fiscal 2013 compared with income tax expense of $57,000 for fiscal 2012. In the current year, the Company recorded $575,000 of tax benefits relating to the expiration of previously recognized income tax exposures (FIN 48). Both year's income tax expense balances represent minimum foreign subsidiary income taxes. In fiscal 2011, the Company provided a valuation allowance against its deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on reported pretax losses for both periods (see Note 2: Income Taxes).

As a result of the foregoing, the Company reported net income of $19,000 for 2013 compared with a net loss of $1.4 million for 2012.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $307,000 for fiscal 2013. The Company incurred $3.3 million of cash operating losses for the year after adjustments for a $3.5 million gain on sale of building, a $575,000 change in uncertain tax positions and $719,000 of non-cash charges. Such cash losses were substantially offset by reductions in accounts receivable and inventories of $2.5 million and $1.1 million, respectively, offset in part by a $543,000 reduction in accounts payable and accrued liabilities. Net cash provided by investing activities was $2.4 million in 2013, consisting of $5.9 million of proceeds from the sale of the Company's Hauppauge, New York headquarters facility and $279,000 of marketable security liquidations, offset in part by $3.3 million expended on the purchase of a new headquarters facility and $572,000 of general capital expenditures. The marketable security liquidations consisted of mutual fund investments principally in federal, state and local government debt securities.   There were no cash flow effects from financing activities for fiscal 2013. As a result of the foregoing, cash (exclusive of marketable securities) increased by $2.0 million in 2013 after the minimal effect of exchange rate changes on the cash position of the Company.

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

For products that include software and for separate licenses of the Company’s software products, the Company recognizes revenue in accordance with the provisions of FASB Accounting Standards Update (ASU) 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements” (ASU 2009-13).  ASU 2009-13 provides revenue recognition guidance for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable in the arrangement based on the fair value of the elements.  The fair value for each deliverable is based on vendor-specific objective evidence ("VSOE") if available, third-party evidence ("TPE") if VSOE is not available, or best estimate of selling price ("BESP") if neither VSOE nor TPE is available.  BESP must be determined in a manner that is consistent with that used to determine the price to sell the specific elements on a standalone basis.

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

The Company evaluates the establishment of technological feasibility of its software in accordance with ASC 985 ("Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed"). The Company has determined that technological feasibility for its new products is reached shortly before products are released for field testing. Costs incurred after technological feasibility has been established have not been material and are expensed as incurred.

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

The Company's ability to recover the reported amounts of deferred income tax assets is dependent upon its ability to generate sufficient taxable income during the periods over which net temporary tax differences become deductible. The Company provides for a valuation allowance against all deferred tax assets due to the uncertainty of future realization. The Company plans to provide a full valuation allowance against its deferred tax assets until such time that it can achieve a sustained level of profitability or other positive evidence arises that would demonstrate an ability to recover such assets.

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

Recent Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a material impact on its consolidated financial statements.

Foreign Currency Activity

The Company’s foreign exchange exposure is principally limited to the relationship of the U.S. dollar to the British pound sterling, the Euro and the Israeli shekel.

Sales by the Company’s U.K. and German based subsidiaries to customers in Europe are made in British pounds or Euros.  In fiscal 2013, approximately $2.3 million of products were sold by the Company to its U.K. based subsidiary for resale.  The Company has also entered into certain engineering cost sharing agreements with its U.K. based subsidiary that are denominated in U.S. dollars.  The Company attempts to minimize its currency exposure on these intercompany transactions through the purchase of forward exchange contracts during favorable exchange rate conditions.

The Company’s Israeli based subsidiary incurs shekel based operating expenses which are funded by the Company in U.S. dollars.  In fiscal 2013 and 2012, the Company purchased forward exchange contracts to hedge its currency exposure on certain of these expenses.

As of September 30, 2013, the Company had no forward exchange contracts outstanding. As of September 30, 2012, the Company had forward exchange contracts outstanding with notional amounts aggregating $3.5 million.  The Company also attempts to reduce the impact of an unfavorable exchange rate condition through cost reductions from its suppliers and shifting product sourcing to suppliers transacting in more stable and favorable currencies.

In general, the Company enters into forward exchange contracts to help mitigate short-term exchange rate exposures during favorable exchange rate conditions.  However, there can be no assurance that such steps will be effective in limiting long-term foreign currency exposure.

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

Related Party Transactions

See Item 13 and “Note 9. Related Party Transactions” to the accompanying financial statements.

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

Management's Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2013 and concluded that it is effective at a reasonable assurance level.

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

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the fiscal year ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Executive Officers and Directors of the Company are as follows:

Name	Age	Position
Kenneth M. Darby	67	Chairman of the Board, President and Chief Executive Officer
John M. Badke	54	Senior Vice President, Finance and Chief Financial Officer
Bret M. McGowan	48	Senior Vice President, Sales and Marketing (Americas)
Peter A. Horn	58	Vice President, Operations
Frank L. Jacovino	54	Vice President, Corporate Engineering
Mark S. Provinsal	47	Sales and Marketing Director, Vicon Industries, Ltd.
Christopher J. Wall	60	Managing Director, Vicon Industries, Ltd.
Bernard F. Reynolds	71	Director
W. Gregory Robertson	70	Director
Arthur D. Roche	75	Director
Julian A. Tiedemann	49	Director
David W. Wright	55	Director

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

W. Gregory Robertson - Director.  Mr. Robertson has been a director of the Company since 1991.  He is the Chairman of TM Capital Corporation, a financial services company which he founded in 1989.  From 1985 to 1989, he was employed by Thomson McKinnon Securities, Inc. as head of investment banking and public finance.  Mr. Robertson has extensive experience in investment banking and public finance having served as President and now Chairman of a financial services company.  Mr. Robertson has worked with a diverse group of both publicly listed and private companies in merger, acquisition, divestiture and finance transactions and provides valuable insight into the stockholder’s perspective on value creation and strategic decisions.  Mr. Robertson’s current term on the Board ends in May 2016.

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

David W. Wright - Director. Mr. Wright has been a director of the Company since May 2013. He has served Henry Investment Trust, L.P. in several capacities since 1997, initially as Managing Trustee and currently as President and Managing Member. Henry Investment Trust, L.P. acts as general partner to Henry Partners, L.P. and Matthew Partners, L.P., which are private investment partnerships that invest in securities of publicly traded companies. His current term on the Board ends in May 2016.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended September 30, 2013 and certain written representations that no Form 5 is required, no person who, at any time during the year ended September 30, 2013 was a director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the year ended September 30, 2013.

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

Cash Incentive Bonuses.   The Company's bonus programs are intended to reward executive officers for the achievement of various annual performance goals approved by the Company’s Board of Directors. For fiscal 2013, a performance based bonus plan was established for certain of the Company’s executive officers, including among others Kenneth M. Darby, Chief Executive Officer and John M. Badke, Chief Financial Officer, whereby the participants would share a bonus pool equal to 25% of consolidated pretax earnings, subject to certain adjustments. Messrs. Darby and Badke earned no bonuses under such plan for fiscal 2013. In addition, a performance based bonus plan was established for Bret M. McGowan, Senior Vice President, Sales and Marketing (Americas), whereby he could earn an amount up to $100,000 for the achievement of certain U.S. and export sales targets. Mr. McGowan earned no bonus under such plan for fiscal 2013. However, Messrs. Darby, Badke and McGowan were granted discretionary bonuses of $50,000, $40,000 and $30,000, respectively, for fiscal 2013. Such bonuses were approved by the Company's Board of Directors upon the recommendation of its Compensation Committee.

For fiscal 2012, a performance based bonus plan was established for the same executive officers whereby the participants would share a maximum bonus pool of $500,000 for the achievement of an annual consolidated pretax loss of up to $750,000, inclusive of any such earned bonuses. Messrs. Darby and Badke earned no bonuses under such plan for fiscal 2012. However, a discretionary bonus of 15,000 shares of restricted stock was awarded to Mr. Darby while Mr. Badke received a discretionary cash bonus of $30,000. Such bonuses were approved by the Company's Board of Directors upon the recommendation of its Compensation Committee. In addition, a performance based bonus plan was established for Mr. McGowan whereby he would earn an amount up to $75,000 for the achievement of certain annual U.S. and export sales targets. Mr. McGowan earned his maximum bonus under such plan for fiscal 2012.

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

In March 2007, the Board of Directors adopted the Company’s 2007 Stock Incentive Plan, which was approved by the Company’s stockholders at its Annual Meeting of Stockholders held on May 18, 2007. Under such plan, a total of 500,000 shares of Common Stock were reserved for issuance and include the grant of stock options, restricted stock and other stock awards as determined by the Compensation Committee. The purpose of the Stock Incentive Plan is to attract and retain executive management by providing them with appropriate equity-based incentives and rewards for superior performance and to provide incentive to a broader range of employees.  In fiscal 2013, the Compensation Committee awarded a total of 15,000 stock options to named executive officers, consisting of 10,000 to Mr. Badke and 5,000 to Mr. McGowan.  In fiscal 2012, the Compensation Committee awarded a total of 13,000 stock options to named executive officers, consisting of 6,500 each to Mr. Badke and Mr. McGowan.

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

2013 Summary Compensation Table

The following table sets forth all compensation for the fiscal year ended September 30, 2013 awarded to or earned by the Company’s Chief Executive Officer and by each of our other named executive officers whose total compensation exceeded $100,000 during such period.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)		Total ($)
Kenneth M. Darby Chairman and Chief Executive Officer	2013	225,000	50,000	(1)	—	—	23,418	(5)	298,418
	2012	292,019	36,750	(2)	—	—	22,493	(5)	351,262

John M. Badke Senior Vice President and Chief Financial Officer	2013	190,000	40,000	(1)	16,080	—	8,094	(6)	254,174
	2012	190,000	30,000	(1)	13,208	—	8,013	(6)	241,221

Bret M. McGowan Senior Vice President, Sales and Marketing (Americas)	2013	190,000	30,000	(1)	8,040	—	6,000	(6)	234,040
	2012	183,269	—		13,208	75,000	6,000	(6)	277,477

(1)	Represents discretionary cash bonus approved by the Board of Directors upon the recommendation of its Compensation Committee.

(2)	Represents discretionary bonus in the form of 15,000 shares of restricted stock approved by the Board of Directors upon the recommendation of its Compensation Committee.

(3)
Represents the aggregate grant date fair value of option awards computed in accordance with ASC 718. See Note 1 to the accompanying financial statements for assumptions made in the valuation of these awards.

(4)	Represents bonus earned for achievement of certain U.S. and export sales targets.

(5)
All other compensation represents: (a) automobile expense of $12,843 and $12,660 for fiscal 2013 and fiscal 2012, respectively, and (b) country club membership of $10,575 and $9,833 for fiscal 2013 and fiscal 2012, respectively.

(6)	Represents automobile expense paid by the Company.

Outstanding Equity Awards at Fiscal 2013 Year-End

The following table sets forth information with respect to the outstanding equity awards of the named executive officers as of September 30, 2013.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Kenneth M. Darby Chairman and Chief Executive Officer	20,000	(1)	—	(1)	—	$4.79	5/22/2018
	20,000	(1)	5,000	(1)	—	$5.00	11/5/2018
	6,000	(1)	9,000	(1)	—	$4.06	10/15/2020

John M. Badke Senior Vice President and Chief Financial Officer	10,000	(1)	—	(1)	—	$4.79	5/22/2018
	6,400	(1)	1,600	(1)	—	$5.00	11/5/2018
	2,800	(1)	4,200	(1)	—	$4.06	10/15/2020
	1,300	(1)	5,200	(1)	—	$3.31	10/25/2021
	—	(1)	10,000	(1)	—	$2.62	12/4/2022

Bret M. McGowan Senior Vice President, Sales and Marketing (Americas)	5,000	(1)	—	(1)	—	$4.79	5/22/2018
	5,000	(2)	—	(2)	—	$5.00	11/5/2014
	2,800	(1)	4,200	(1)	—	$4.06	10/15/2020
	1,300	(1)	5,200	(1)	—	$3.31	10/25/2021
	—	(1)	5,000	(1)	—	$2.62	12/4/2022

(1)	Options vest over a five year period in five equal annual installments beginning on the first anniversary of the grant date. Options expire after the tenth anniversary of the grant date.

(2)
Options vest over a four year period at 30% of the shares on the second anniversary of the grant date, 30% of the shares on the third anniversary of the grant date and the remaining 40% of the shares on the fourth anniversary of the grant date. Options expire after the sixth anniversary of the grant date.

Fiscal 2013 Directors' Compensation

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended September 30, 2013.

Name	Fees Earned or Paid in Cash ($)(1)		Option Awards ($)(2)(3)	Total ($)
Bernard F. Reynolds	32,000		—	32,000
W. Gregory Robertson	32,000		—	32,000
Arthur D. Roche	40,000		—	40,000
Julian A. Tiedemann	32,000		—	32,000
David W. Wright	10,000	(4)	—	10,000

(1)
Directors who are not employees of the Company received an annual fee of $22,400 for regular Board meetings and $1,600 per committee meeting attended in person or by teleconference. The Chairman of the Audit Committee also received an additional annual retainer of $8,000.

(2)
Represents the aggregate grant date fair value of option awards computed in accordance with ASC 718. See Note 1 to the accompanying financial statements for assumptions made in the valuation of these awards.

(3)
As of September 30, 2013, the aggregate number of outstanding option awards for each director were as follows:         Mr. Reynolds - 25,000; Messrs. Robertson and Roche - 24,500 each; and Mr. Tiedemann - 15,000.

(4)	Mr. Wright was first elected to the Board in May 2013.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors consists of Messrs. Reynolds, Robertson, Roche, Tiedemann and Wright, none of whom has ever been an officer of the Company except for Mr. Roche, who served as Executive Vice President from August 1993 until his retirement in November 1999.

Board Compensation Committee Report

The Compensation Committee’s compensation policies applicable to the Company’s officers for 2013 were to pay a competitive market price for the services of such officers, taking into account the overall performance and financial capabilities of the Company and the officer's individual level of performance.

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

The Compensation Committee, composed entirely of independent directors, has reviewed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with the Company’s management.  Based on such review and discussion, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Submitted by the Compensation Committee,

Bernard F. Reynolds, Chairman	W. Gregory Robertson
Arthur D. Roche	Julian A. Tiedemann
David W. Wright

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of the Company’s Common Stock as of December 16, 2013 by (i) those persons known by the Company to be beneficial owners of more than 5% of the Company’s outstanding Common Stock; (ii) each current executive officer named in the Summary Compensation Table; (iii) each director; and (iv) all directors and executive officers as a group.

Name and Address Of Beneficial Owner	Number of Shares Beneficially Owned (1)		% of Class
CBC Co., Ltd. and affiliates 2-15-13 Tsukishima, Chuo-ku, Tokyo, Japan 104

	543,715		11.2%

Anita G. Zucker, as Trustee of the Article 6 Marital Trust, a successor of the Jerry Zucker Revocable Trust c/o The InterTech Group, Inc. 4838 Jenkins Avenue North Charleston, SC 29405

	507,122	(2)	10.5%

Henry Investment Trust, L.P. 255 South 17th Street, Suite 2608 Philadelphia, PA 19103

	435,200	(3)	9.0%

Dimensional Fund Advisors 1299 Ocean Avenue Santa Monica, CA 90401

	379,405	(4)	7.8%

Renaissance Technologies, Corp. 800 Third Avenue New York, NY 10022

	242,100		5.0%

C/O Vicon Industries, Inc.
David W. Wright	445,200	(5)	9.2%
Kenneth M. Darby	401,903	(6)	8.3%
Arthur D. Roche	97,071	(7)	2.0%
John M. Badke	71,646	(8)	1.5%
W. Gregory Robertson	56,400	(9)	1.2%
Bernard F. Reynolds	45,000	(10)	*
Bret M. McGowan	36,035	(11)	*
Julian A. Tiedemann	19,000	(12)	*
Total all Executive Officers and Directors as a Group (12 persons)	1,322,837	(13)	27.4%
* Less than 1%
(1)   Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power over the shares of stock owned.
(2)   These shares are owned directly by the Article 6 Marital Trust, a successor of the Jerry Zucker Revocable Trust and indirectly by Anita Zucker, as trustee and as a beneficiary of the trust.
(3) Henry Investment Trust, L.P. ("HIT") is the beneficial owner of 256,000 shares held by Henry Partners, L.P. and 179,200 shares held by Matthew Partners, L.P. because HIT is the sole general partner of those partnerships. David W. Wright, who is the President and Managing Member of HIT, is a member of the Company's Board of Directors. See footnote (5) below.
(4)   Dimensional Fund Advisors had voting power over 375,805 shares and investment power over 379,405 shares as investment advisor and manager for various mutual funds and other clients. These shares are beneficially owned by such mutual funds or other clients.
(5)   Includes 435,200 shares indirectly and beneficially owned by Mr. Wright by virtue of his control of Henry Partners, L.P. and Matthew Partners, L.P. Mr. Wright disclaims beneficial ownership of such shares except to the extent of his pecuniary interest in such shares. See footnote (3) above.
(6)   Includes currently exercisable options to purchase 54,000 shares.
(7)   Includes 15,000 shares held by Mr. Roche’s wife and currently exercisable options to purchase 24,500 shares.
(8)   Includes currently exercisable options to purchase 26,800 shares.
(9)   Includes currently exercisable options to purchase 24,500 shares.
(10) Includes currently exercisable options to purchase 25,000 shares.
(11) Includes currently exercisable options to purchase 17,800 shares.
(12) Includes currently exercisable options to purchase 15,000 shares.
(13) Includes currently exercisable options to purchase 262,800 shares.

EQUITY COMPENSATION PLAN INFORMATION
at September 30, 2013

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
	429,500	$4.31	55,108
Equity compensation plans not approved by security holders
	—	—	—

Total	429,500	$4.31	55,108

EQUITY COMPENSATION GRANTS NOT APPROVED BY SECURITY HOLDERS

Through September 30, 2013 the Company had granted certain of its officers with deferred compensation benefits aggregating 16,320 shares of common stock currently held by the Company in treasury.  Such shares vest upon retirement.  All shares vest earlier under certain occurrences including death, involuntary termination or a change in control of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company and CBC Co., Ltd. (CBC), a Japanese corporation which beneficially owned 11.4% of the outstanding shares of the Company as of September 30, 2013, have been conducting business with each other since 1979.  During this period, CBC has served as a lender, a product supplier and a private label reseller of the Company’s products. In fiscal 2013, the Company purchased approximately $2.4 million of products from or through CBC. CBC competes with the Company in various markets, principally in the sale of video products and systems.  Sales of Vicon products to CBC were $12,000 in 2013.

The Company entered into an agreement with TM Capital Corporation in June 2013 to provide financial advisory services. The agreement provides for a contingent success fee of $250,000 upon the close of a transaction, non-refundable retainer fees aggregating $125,000 through the first three months of the agreement, and $10,000 monthly retainer fees thereafter. Retainer fees in excess of $125,000 will be credited against any earned success fee. Under the agreement, the Company is also required to reimburse TM Capital for its out-of-pocket expenses, which are not to exceed $20,000 in the aggregate without the Company’s prior consent. The agreement also provides the Company with an option to request a fairness opinion relating to any proposed transaction for a fee of $50,000. The Company has paid TM Capital total fees aggregating $105,000 through September 30, 2013 under this agreement. Mr. W. Gregory Robertson, who is a member of the Company’s Board of Directors, is the Chairman and holder of 10.32% of the capital stock of TM Capital. Mr. Robertson did not vote on the retention of TM Capital, and has agreed to abstain on any Board vote with respect to any such strategic transaction.

All named directors other than Mr. Darby are independent directors in accordance with NYSE Amex listing requirements.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table details: the aggregate fee arrangements with BDO USA, LLP for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the financial statements included in the Company’s quarterly reports on Form 10-Q; the aggregate fees billed by BDO USA, LLP for audit related matters and; the aggregate fees billed by BDO USA, LLP for tax compliance, tax advice and tax planning during fiscal years ended September 30, 2013 and 2012:

	2013	2012
Audit fees	$254,000	$254,000
Audit related fees	—	—
Tax fees	58,000	47,000

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

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)  Financial Statements

Included in Part IV, Item 15:

Report of Independent Registered Public Accounting Firm

Financial Statements:

Consolidated Statements of Operations, years ended September 30, 2013 and 2012

Consolidated Statements of Comprehensive Income (Loss), years ended September 30, 2013 and 2012

Consolidated Balance Sheets at September 30, 2013 and 2012

Consolidated Statements of Shareholders’ Equity, years ended September 30, 2013 and 2012

Consolidated Statements of Cash Flows, years ended September 30, 2013 and 2012

Notes to Consolidated Financial Statements, years ended September 30, 2013 and 2012

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

10.10
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

We have audited the accompanying consolidated balance sheets of Vicon Industries, Inc. as of September 30, 2013 and 2012 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vicon Industries, Inc. at September 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Melville, New York
December 30, 2013

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended September 30, 2013 and 2012

	2013	2012
Net sales	$39,846,083	$49,652,366
Cost of sales	24,701,839	30,015,525
Gross profit	15,144,244	19,636,841
Operating expenses:
Selling, general and administrative expense	15,018,385	15,816,594
Engineering and development expense	4,189,250	5,207,997
	19,207,635	21,024,591
Operating loss	(4,063,391)	(1,387,750)
Other income:
Gain on sale of building	3,497,789	—
Interest and other income	41,250	64,405
Loss before income taxes	(524,352)	(1,323,345)
Income tax expense (benefit)	(543,000)	57,000
Net income (loss)	$18,648	$(1,380,345)
Earnings (loss) per share:
Basic	$—	$(.31)
Diluted	$—	$(.31)

See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended September 30, 2013 and 2012

	2013	2012
Net income (loss)	$18,648	$(1,380,345)
Other comprehensive income (loss):
Unrealized loss on securities	(10,871)	(29,708)
Unrealized gain (loss) on derivatives	40,616	(122,822)
Foreign currency translation adjustment	5,835	55,710
Other comprehensive income (loss)	35,580	(96,820)
Comprehensive income (loss)	$54,228	$(1,477,165)

See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2013 and 2012

ASSETS	2013	2012
Current Assets:
Cash and cash equivalents	$8,281,714	$6,234,268
Marketable securities	115,433	405,169
Accounts receivable (less allowance of $977,000 in 2013 and $1,030,000 in 2012)	7,024,023	9,553,385
Inventories:
Parts, components and materials	2,761,353	3,773,356
Work-in-process	1,102,007	1,396,268
Finished products	4,370,261	4,133,649
	8,233,621	9,303,273
Recoverable income taxes	—	92,811
Prepaid expenses and other current assets	687,881	529,070
Total current assets	24,342,672	26,117,976
Property, plant and equipment:
Land	1,498,590	1,188,960
Buildings and improvements	3,463,191	5,730,114
Machinery, equipment and vehicles	5,867,261	6,262,723
	10,829,042	13,181,797
Less accumulated depreciation and amortization	5,839,369	9,139,622
	4,989,673	4,042,175
Other assets	973,410	1,174,598
TOTAL ASSETS	$30,305,755	$31,334,749
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,732,228	$3,403,378
Accrued compensation and employee benefits	2,563,932	2,505,744
Accrued expenses	1,194,105	1,201,339
Unearned revenue	408,391	443,708
Total current liabilities	6,898,656	7,554,169
Unearned revenue-non current	138,027	161,028
Other long-term liabilities	1,744,416	2,431,742
Total liabilities	8,781,099	10,146,939
Commitments and contingencies - Note 7
Shareholders' equity:
Common stock, par value $.01 per share authorized - 25,000,000 shares issued - 5,360,083 and 5,350,933 shares	53,601	53,509
Capital in excess of par value	25,552,138	25,343,712
Retained earnings	280,023	261,375
Treasury stock at cost, 856,198 shares in 2013 and 871,198 shares in 2012	(4,226,852)	(4,300,952)
Accumulated other comprehensive loss	(134,254)	(169,834)
Total shareholders' equity	21,524,656	21,187,810
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$30,305,755	$31,334,749
See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended September 30, 2013 and 2012

	Shares	Common Stock	Capital in excess of par value	Retained earnings	Treasury Stock	Accumulated other compre-hensive income (loss)	Total share- holders' equity
September 30, 2011	5,345,008	$53,450	$25,041,273	$1,641,720	$(4,219,502)	$(73,014)	$22,443,927
Net loss	—	—	—	(1,380,345)	—	—	(1,380,345)
Foreign currency translation adjustment	—	—	—	—	—	55,710	55,710
Unrealized loss on derivatives	—	—	—	—	—	(122,822)	(122,822)
Unrealized loss on marketable securities	—	—	—	—	—	(29,708)	(29,708)
Repurchases of common stock	—	—	—	—	(81,450)	—	(81,450)
Distribution of deferred compensation shares	5,925	59	(59)	—	—	—	—
Stock-based compensation	—	—	297,718	—	—	—	297,718
Deferred compensation amortization	—	—	4,780	—	—	—	4,780
September 30, 2012	5,350,933	$53,509	$25,343,712	$261,375	$(4,300,952)	$(169,834)	$21,187,810

Net income	—	—	—	18,648	—	—	18,648
Foreign currency translation adjustment	—	—	—	—	—	5,835	5,835
Unrealized gain on derivatives	—	—	—	—	—	40,616	40,616
Unrealized loss on marketable securities	—	—	—	—	—	(10,871)	(10,871)
Distribution of deferred compensation shares	9,150	92	(37,442)	—	74,100	—	36,750
Stock-based compensation	—	—	241,100	—	—	—	241,100
Deferred compensation amortization	—	—	4,768	—	—	—	4,768
September 30, 2013	5,360,083	$53,601	$25,552,138	$280,023	$(4,226,852)	$(134,254)	$21,524,656
See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended September 30, 2013 and 2012

	2013	2012
Cash flows from operating activities:
Net income (loss)	$18,648	$(1,380,345)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of building	(3,497,789)	—
Change in uncertain tax positions	(575,000)	—
Depreciation and amortization	473,189	580,609
Amortization of deferred compensation	4,768	4,780
Stock compensation expense	241,100	297,718
Change in assets and liabilities:
Accounts receivable, net	2,540,005	(1,674,182)
Inventories	1,070,623	2,202,465
Recoverable income taxes	92,811	—
Prepaid expenses and other current assets	(162,282)	21,791
Other assets	201,188	129,155
Accounts payable	(679,482)	(999,269)
Accrued compensation and employee benefits	103,604	194,951
Accrued expenses	33,316	101,376
Unearned revenue	(58,319)	(125,803)
Other liabilities	(113,007)	1,216
Net cash used in operating activities	(306,627)	(645,538)

Cash flows from investing activities:
Net decrease in marketable securities	278,865	1,600,716
Proceeds from sale of building, net	5,947,621	—
Purchase of new headquarters facility	(3,300,000)	—
Capital expenditures	(571,816)	(251,735)
Net cash provided by investing activities	2,354,670	1,348,981

Cash flows from financing activities:
Repurchases of common stock	—	(81,450)
Net cash used in financing activities	—	(81,450)

Effect of exchange rate changes on cash	(597)	(15,881)
Net increase in cash	2,047,446	606,112
Cash and cash equivalents at beginning of year	6,234,268	5,628,156
Cash and cash equivalents at end of year	$8,281,714	$6,234,268

Cash paid during the fiscal year for:
Income taxes	$46,148	$30,079
Interest	$—	$—

See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2013 and 2012

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

For products that include software and for separate licenses of the Company’s software products, the Company recognizes revenue in accordance with the provisions of FASB Accounting Standards Update (ASU) 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements” (ASU 2009-13).  ASU 2009-13 provides revenue recognition guidance for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable in the arrangement based on the fair value of the elements.  The fair value for each deliverable is based on vendor-specific objective evidence ("VSOE") if available, third-party evidence ("TPE") if VSOE is not available, or best estimate of selling price ("BESP") if neither VSOE nor TPE is available.  BESP must be determined in a manner that is consistent with that used to determine the price to sell the specific elements on a standalone basis.

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit and amounts invested in highly liquid money market funds.

Marketable Securities

At September 30, 2013, marketable securities consisted of mutual fund investments principally in federal, state and local government debt securities of $115,433.  Such mutual fund investments are stated at market value based on quoted market prices (Level 1 inputs) and are classified as available-for-sale under ASC 320, with cumulative unrealized gains and losses reported in accumulated other comprehensive income (loss) as a component of shareholders’ equity.  The cost of such securities was $120,303 and $399,168 at September 30, 2013 and 2012, respectively, with $(4,870) and $6,001 of cumulative unrealized gains (losses), net of tax where applicable, included in the carrying amounts at September 30, 2013 and 2012, respectively.

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

Engineering and Development

Product engineering and development costs are charged to expense as incurred, and amounted to $4,189,250 and $5,207,997 in fiscal 2013 and 2012, respectively. The Company evaluates the establishment of technological feasibility of its software in accordance with ASC 985 ("Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed"). The Company has determined that technological feasibility for its new products is reached shortly before products are released for field testing. Costs incurred after technological feasibility has been established have not been material and are expensed as incurred.

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

Foreign Currency Translation

The Company translates the financial statements of its foreign subsidiaries by applying the current rate method under which assets and liabilities are translated at the exchange rate on the balance sheet date, while revenues, costs, and expenses are translated at the average exchange rate for the reporting period.  The resulting cumulative translation adjustment of $(129,384) and $(135,219) at September 30, 2013 and 2012, respectively, is recorded as a component of shareholders' equity in accumulated other comprehensive loss.

Income Taxes

The Company accounts for income taxes under the provisions of ASC 740 ("Accounting for Income Taxes"), which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred U.S. income taxes are not provided on undistributed earnings of foreign subsidiaries as the Company presently intends to reinvest such earnings indefinitely, and any plan to repatriate any of such earnings in the future is not expected to result in a material incremental tax liability to the Company. The Company provides for a valuation allowance against its entire net deferred tax asset balance due to the uncertainty of future realization (see Note 2 for further discussion).

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

Product Warranties

The Company provides for the estimated cost of product warranties at the time revenue is recognized.  While the Company engages in product quality programs and processes, including monitoring and evaluating the quality of its component suppliers, its warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure.  Should actual product failure rates, material usage or service delivery costs differ from its estimates, revisions to the estimated warranty liability may be required. At September 30, 2013 and 2012, the Company's accrued product warranty liability was $411,000 and $438,000, respectively.

Derivative Instruments

ASC 815 (“Accounting for Derivative Instruments and Hedging Activities”), establishes accounting and reporting standards for derivative instruments as either assets or liabilities in the statement of financial position based on their fair values. Changes in the fair values are required to be reported in earnings or other comprehensive income (loss) depending on the use of the derivative and whether it qualifies for hedge accounting. Derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For derivatives designated as effective cash flow hedges, changes in fair values are recognized in other comprehensive income (loss). Changes in fair values related to fair value hedges as well as the ineffective portion of cash flow hedges are recognized in earnings.

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

As of September 30, 2013, the Company had no forward exchange contracts outstanding and as of September 30, 2012, the Company had outstanding contracts with notional amounts aggregating $3.5 million, whose aggregate fair value was a liability of approximately $40,616. The change in the fair value of these derivatives is reflected in other comprehensive income (loss) in the accompanying statements of comprehensive loss, net of tax where applicable. The contracts have maturities of less than one year and require the Company to exchange currencies at specified dates and rates. The Company considers the credit risk related to the contracts to be low because such instruments are entered into with financial institutions having high credit ratings and are generally settled on a net basis.  There were no gains or losses recognized in operations due to hedge ineffectiveness during the two-year period ended September 30, 2013.

Fair Value of Financial Instruments

The majority of the Company’s non-financial assets and liabilities are not required to be carried at fair value on a recurring basis, but the Company is required on a non-recurring basis to use fair value measurements when analyzing asset impairment as it relates to long-lived assets.  The carrying amounts for trade accounts, other receivables and accounts payable approximate fair value due to the short-term maturity of these instruments.  The fair value of the Company’s foreign currency forward exchange contracts is estimated by obtaining quoted market exchange rates for similar contracts (Level 2 inputs).

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Accounting for Stock-Based Compensation

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period.  For the years ended September 30, 2013 and 2012, the Company recorded non-cash compensation expense of $241,100 ($.05 per basic and diluted share) and $297,718 ($.07 per basic and diluted share), respectively, relating to stock-based compensation.

The fair value for options granted during the fiscal years ended September 30, 2013 and 2012 was determined at the date of grant using a Black-Scholes valuation model and the straight-line attribution approach using the following weighted average assumptions:

	2013	2012
Risk-free interest rate	1.1%	1.7%
Dividend yield	0.0%	0.0%
Volatility factor	61.1%	59.9%
Weighted average expected life	7.5 years	7.5 years

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

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2.  Income Taxes

The components of income tax expense (benefit) for the fiscal years indicated are as follows:

	2013	2012
Current:
Federal	$(575,000)	$—
State	—	—
Foreign	32,000	57,000
	(543,000)	57,000
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
	—	—
Total	$(543,000)	$57,000

A reconciliation of the U.S statutory tax rate to the Company’s effective tax rate follows:

	2013		2012
	Amount	Percent	Amount	Percent
U.S. statutory tax	$(178,000)	(34.0)%	$(450,000)	(34.0)%
Change in uncertain tax positions	(575,000)	(109.7)	—	—
Increase (decrease) in valuation allowance	(257,000)	(49.0)	432,000	32.6
Foreign tax rate differences	178,000	33.9	62,000	4.7
Prior year foreign tax adjustment	164,000	31.3	—	—
Permanent differences	88,000	16.8	84,000	6.3
State tax, net of federal benefit	27,000	5.1	(16,000)	(1.2)
Other, net	10,000	2.0	(55,000)	(4.2)
Effective tax rate	$(543,000)	(103.6)%	$57,000	4.3%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at September 30, 2013 and 2012 are presented below:

	2013	2012
Deferred tax assets:
Inventories	$900,000	$868,000
Accrued compensation	459,000	450,000
Warranty accrual	139,000	148,000
Depreciation	75,000	507,000
Allowance for doubtful accounts receivable	335,000	341,000
Unearned revenue	202,000	224,000
U.S. net operating loss carryforwards	2,117,000	2,072,000
Foreign net operating loss carryforwards	986,000	915,000
Tax credits	398,000	366,000
Other	299,000	286,000
Gross deferred tax assets	5,910,000	6,177,000
Deferred tax liabilities:
Other	38,000	48,000
Gross deferred tax liabilities	38,000	48,000
Total deferred tax assets and liabilities	5,872,000	6,129,000
Less valuation allowance	(5,872,000)	(6,129,000)
Net deferred tax assets and liabilities	$—	$—

Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which a tax benefit has been recorded in the income statement. Deferred U.S. income taxes are not provided on approximately $2.6 million of undistributed earnings of foreign subsidiaries as the Company presently intends to reinvest such earnings indefinitely, and any plan to repatriate any of such earnings in the future is not expected to result in a material incremental tax liability to the Company. The Company provides for a valuation allowance against its deferred tax assets due to the uncertainty of future realization. The full valuation allowance is determined to be appropriate due to the Company's operating losses since fiscal year 2010 and the inherent uncertainties of predicting future operating results in periods over which such net tax differences become deductible.

Pretax domestic income (loss) amounted to approximately $651,000 and ($797,000) in fiscal years 2013 and 2012, respectively.  Pretax foreign loss amounted to approximately ($1,175,000) and ($526,000) in fiscal years 2013 and 2012, respectively. The Company has U.S. and foreign net operating loss carryforwards (NOL's) of approximately $5.8 million and $3.8 million, respectively, available to offset future taxable income. Such NOL's can be carried forward over periods through September 30, 2033 in the U.S. and indefinitely in foreign jurisdictions.

The Company follows the provisions of ASC 740 as it relates to uncertain tax positions.

Unrecognized tax benefits activity for the years ended September 30, 2013 and 2012 is summarized below:

	2013	2012
Beginning balance	$502,000	$478,000
Additions (reductions) based on tax positions related to prior years
	(457,000)	24,000
Additions (reductions) based on tax positions related to the current year
	—	—
Ending balance	$45,000	$502,000

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  At September 30, 2013 and 2012, the combined amount of accrued net interest and penalties related to tax positions taken or to be taken on the Company’s tax returns and recorded as part of the reserves for uncertain tax positions was $0 and $118,000, respectively.  The Company files U.S. Federal and State income tax returns and foreign tax returns in the United Kingdom, Germany and Israel.  The Company is generally no longer subject to tax examinations for fiscal years prior to 2010 in the U.S. and 2008 in the U.K., Germany and Israel.

NOTE 3.  Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss balances at September 30, 2013 and 2012 consisted of the following:

	2013	2012
Foreign currency translation adjustment	$(129,384)	$(135,219)
Unrealized loss on derivatives	—	(40,616)
Unrealized gain (loss) on marketable securities	(4,870)	6,001
Accumulated other comprehensive loss	$(134,254)	$(169,834)

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

Net sales and long-lived assets related to operations in the United States and other foreign countries for the fiscal years ended September 30, 2013 and 2012 are as follows:

	2013	2012
Net sales
U.S.	$29,687,567	$38,438,064
Foreign	10,158,516	11,214,302
Total	$39,846,083	$49,652,366
Long-lived assets
U.S.	$3,999,676	$3,050,983
Foreign	989,997	991,192
Total	$4,989,673	$4,042,175

U.S. sales include $4,202,069 and $6,755,466 for export in fiscal years 2013 and 2012, respectively.  Foreign sales principally represent sales from the Company’s Europe based subsidiaries.

NOTE 5.  Stock Option Plans

The Company maintains stock option plans and a stock incentive plan that provide for the grant of incentive and non-qualified options covering a total of 484,608 shares of common stock reserved for issuance to key employees, including officers and directors, as of September 30, 2013.  All options are issued at fair market value at the grant date and are exercisable in varying installments according to the plans.  The plans allow for the payment of option exercises through the surrender of previously owned mature shares based on the fair market value of such shares at the date of surrender.  Such surrendering of mature shares by holders results in an increase to treasury stock based on the stock price on date of surrender.  There were 55,108 options available for grant at September 30, 2013.

Changes in outstanding stock options for the two years ended September 30, 2013 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at September 30, 2011	507,051	$4.45
Options granted	78,000	$3.19
Options exercised	—	$—
Options forfeited	(104,051)	$4.18
Outstanding at September 30, 2012	481,000	$4.32
Options granted	26,000	$2.62
Options exercised	—	—
Options forfeited	(77,500)	$3.81
Outstanding at September 30, 2013	429,500	$4.31	6.1	—
Exercisable at September 30, 2013	281,112	$4.57	5.4	—

The weighted-average grant date fair value of options granted during the years ended September 30, 2013 and 2012 was $1.61 and $2.03, respectively. As of September 30, 2013, there was $201,395 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.4 years.

NOTE 6.  Earnings (Loss) Per Share

The following table provides the components of the basic and diluted earnings (loss) per share (EPS) computations:

	2013	2012
Basic EPS Computation
Net income (loss)	$18,648	$(1,380,345)
Weighted average shares outstanding	4,495,539	4,481,239
Basic earnings (loss) per share	$—	$(.31)

Diluted EPS Computation
Net income (loss)	$18,648	$(1,380,345)
Weighted average shares outstanding	4,495,539	4,481,239
Stock options	—	—
Stock compensation arrangements	10,663	—
Diluted shares outstanding	4,506,202	4,481,239
Diluted earnings (loss) per share	$—	$(.31)

For fiscal year 2012, 11,163 shares have been omitted from the calculation of diluted EPS as their effect would have been antidilutive.

NOTE 7.  Commitments and Contingencies

The Company leases vehicles and occupies certain facilities under operating leases that expire at various dates through 2016.  The leases, which cover periods from three to eight years, generally provide for renewal options at specified rental amounts.  The aggregate operating lease commitment at September 30, 2013 was $920,000 with minimum rentals for the fiscal years shown as follows: 2014 - $454,000; 2015 - $350,000; and 2016 - $116,000.

The Company is a party to employment agreements with certain of its officers that provide for, among other things, the payment of compensation if there is a change in control without Board of Director approval (as defined in the agreements).  The contingent liability under such change in control provisions at September 30, 2013 would have been approximately $1.6 million.  Certain of the Company’s employment agreements with its officers provide for a severance/retirement benefit upon certain occurrences or at a specified date of retirement, absent a change in control, aggregating $1.1 million at September 30, 2013.  The Company is amortizing such obligation to expense on the straight-line method through the specified dates of retirement.  Such expense amounted to approximately $81,000 and $109,000 in fiscal 2013 and 2012, respectively.

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

NOTE 8.  Headquarters Facility Sale and Purchase

In April 2013, the Company entered into a Contract of Sale Agreement and closed on the purchase of a new headquarters facility in Edgewood (Brentwood), New York, for a cash purchase price of $3.3 million.

In August 2013, the Company closed on a Contract of Sale Agreement to sell its Hauppauge, New York headquarters facility for a gross sale price of $6,350,000. The sale resulted in a gain of approximately $3.5 million in the accompanying consolidated statement of operations for 2013.

NOTE 9.  Related Party Transactions

As of September 30, 2013, CBC Co., Ltd. and affiliates (“CBC”) owned approximately 12.1% of the Company’s outstanding common stock.  The Company, which has been conducting business with CBC since 1979, imports certain finished products and components through CBC and also sells its products to CBC.  The Company purchased approximately $2.4 million and $1.9 million of products and components from CBC in fiscal years 2013 and 2012, respectively, and the Company sold $12,000 and $15,000 of products to CBC for distribution in fiscal years 2013 and 2012, respectively.  At September 30, 2013 and 2012, the Company owed $63,000 and $146,000 , respectively, to CBC.  At September 30, 2013 and 2012, CBC owed $3,000 and $6,000 , respectively, to the Company resulting from purchases and sales of products.

NOTE 10:  Recent Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a material impact on its consolidated financial statements.

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

December 30, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

VICON INDUSTRIES, INC.

/s/ Kenneth M. Darby		December 30, 2013
Kenneth M. Darby	Chairman and CEO	Date

/s/ Bernard F. Reynolds		December 30, 2013
Bernard F. Reynolds	Director	Date

/s/ W. Gregory Robertson		December 30, 2013
W. Gregory Robertson	Director	Date

/s/ Arthur D. Roche		December 30, 2013
Arthur D. Roche	Director	Date

/s/ Julian A. Tiedemann		December 30, 2013
Julian A. Tiedemann	Director	Date

/s/ David W. Wright		December 30, 2013
David W. Wright	Director	Date