Form 10-Q
period 2013-12-31
VICON INDUSTRIES INC /NY/
filed 2014-02-13
CIK 310056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013

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
Yes ☐ No ☒

At February 10, 2014, the registrant had outstanding 4,503,885 shares of Common Stock, $.01 par value.

VICON INDUSTRIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	12/31/2013	12/31/2012

Net sales	$8,109,194	$11,099,106
Cost of sales	5,100,057	7,023,974
Gross profit	3,009,137	4,075,132

Operating expenses:
Selling, general and administrative expense	3,267,296	3,613,453
Engineering and development expense	1,105,599	967,263
Strategic initiative expense	159,898	—
	4,532,793	4,580,716

Operating loss	(1,523,656)	(505,584)

Interest income	4,129	31,036
Other income	—	5,691

Loss before income taxes	(1,519,527)	(468,857)

Income tax expense	8,000	8,000

Net loss	$(1,527,527)	$(476,857)

Loss per share:
Basic	$(.34)	$(.11)

Diluted	$(.34)	$(.11)

Weighted average shares outstanding:

Basic	4,503,885	4,484,300

Diluted	4,503,885	4,484,300

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended
	12/31/2013	12/31/2012
Net loss	$(1,527,527)	$(476,857)
Other comprehensive income (loss):
Unrealized loss on securities	(1,429)	(22,595)
Unrealized gain on derivatives	—	145,535
Foreign currency translation adjustment	85,770	17,060
Other comprehensive loss	84,341	140,000
Comprehensive loss	$(1,443,186)	$(336,857)

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	12/31/2013	9/30/2013
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$8,159,015	$8,281,714
Marketable securities	114,771	115,433
Accounts receivable, net	4,978,770	7,024,023
Inventories:
Parts, components, and materials	2,433,278	2,761,353
Work-in-process	1,213,848	1,102,007
Finished products	4,057,870	4,370,261
	7,704,996	8,233,621
Prepaid expenses and other current assets	748,205	687,881
TOTAL CURRENT ASSETS	21,705,757	24,342,672

Property, plant and equipment	10,899,134	10,829,042
Less accumulated depreciation and amortization	(5,977,039)	(5,839,369)
	4,922,095	4,989,673
Other assets	969,361	973,410
TOTAL ASSETS	$27,597,213	$30,305,755

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,162,143	$2,732,228
Accrued compensation and employee benefits	1,871,032	2,563,932
Accrued expenses	1,112,852	1,194,105
Unearned revenue	410,214	408,391
TOTAL CURRENT LIABILITIES	5,556,241	6,898,656

Unearned revenue - non current	149,615	138,027
Other long-term liabilities	1,773,590	1,744,416
TOTAL LIABILITIES	7,479,446	8,781,099
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, par value $.01 per share authorized - 25,000,000 shares issued - 5,360,083 shares	53,601	53,601
Capital in excess of par value	25,588,435	25,552,138
Retained earnings (deficit)	(1,247,504)	280,023
Treasury stock at cost, 856,198 shares	(4,226,852)	(4,226,852)
Accumulated other comprehensive loss	(49,913)	(134,254)
TOTAL SHAREHOLDERS’ EQUITY	20,117,767	21,524,656
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,597,213	$30,305,755

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	12/31/2013	12/31/2012
Cash flows from operating activities:
Net loss	$(1,527,527)	$(476,857)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	101,130	136,203
Amortization of deferred compensation	1,202	1,202
Stock compensation expense	35,095	57,882
Change in assets and liabilities:
Accounts receivable, net	2,091,236	2,637,296
Inventories, net	559,183	440,485
Prepaid expenses and other current assets	(55,714)	(82,833)
Other assets	4,049	39,671
Accounts payable	(603,203)	98,261
Accrued compensation and employee benefits	(696,266)	(577,206)
Accrued expenses	(84,031)	(164,943)
Unearned revenue	13,412	(28,331)
Other liabilities	24,288	(29,503)
Net cash provided by (used in) operating activities	(137,146)	2,051,327

Cash flows from investing activities:
Net increase in marketable securities	(767)	(2,033,198)
Capital expenditures	(13,910)	(75,094)
Net cash used in investing activities	(14,677)	(2,108,292)
Effect of exchange rate changes on cash	29,124	16,861

Net decrease in cash	(122,699)	(40,104)
Cash at beginning of year	8,281,714	6,234,268
Cash at end of period	$8,159,015	$6,194,164

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2013

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2014.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2013.  Certain prior year amounts have been reclassified to conform to the current period presentation.

Note 2:  Marketable Securities

Marketable securities consist of mutual fund investments principally in federal, state and local government debt securities of $114,771 as of December 31, 2013.  Such mutual fund investments are stated at market value based on quoted market prices (Level 1 inputs) and are classified as available-for-sale under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320, with unrealized gains and losses reported in accumulated other comprehensive income (loss) as a component of shareholders’ equity. The cost of such securities at December 31, 2013 was $121,070, with $6,299 of cumulative unrealized losses reported at December 31, 2013.

Note 3:  Accounts Receivable

Accounts receivable is stated net of an allowance for uncollectible accounts of $985,000 and $977,000 as of December 31, 2013 and September 30, 2013, respectively.

Note 4:  Loss per Share

Basic loss per share (EPS) is computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options and under deferred compensation agreements.

The following tables provide the components of the basic and diluted EPS computations for the three month periods ended December 31, 2013 and 2012:

	Three Months Ended
	December 31,
	2013	2012
Basic EPS Computation
Net loss	$(1,527,527)	$(476,857)
Weighted average shares outstanding	4,503,885	4,484,300
Basic loss per share	$(.34)	$(.11)

	Three Months Ended
	December 31,
	2013	2012
Diluted EPS Computation
Net loss	$(1,527,527)	$(476,857)

Weighted average shares outstanding	4,503,885	4,484,300
Stock options	—	—
Stock compensation arrangements	—	—
Diluted shares outstanding	4,503,885	4,484,300

Diluted loss per share	$(.34)	$(.11)

For the three months ended December 31, 2013 and 2012, 12,068 and 10,034 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive.

Note 5:   Accumulated Other Comprehensive Loss

The Company's accumulated other comprehensive loss balances at December 31, 2013 and September 30, 2013 consisted of the following:

	December 31, 2013	September 30, 2013
Foreign currency translation adjustment	$(43,614)	$(129,384)
Unrealized loss on marketable securities	(6,299)	(4,870)
Accumulated other comprehensive loss	$(49,913)	$(134,254)

Note 6:   Derivative Instruments

The Company enters into forward exchange contracts to hedge certain foreign currency exposures and minimize the effect of such fluctuations on reported earnings and cash flow.  The Company’s ongoing foreign currency exchange risks include intercompany sales of product and services between subsidiary companies operating in differing functional currencies. At December 31, 2013 and September 30, 2013, the Company had no forward exchange contracts outstanding.

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

The Company follows ASC 718 (SFAS No. 123(R), “Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their grant date fair values and over the requisite service period.  For the three month periods ended December 31, 2013 and 2012, the Company recorded non-cash compensation expense of $35,095 and $57,882, respectively, ($.01 and $.01 per basic and diluted share, respectively) relating to stock compensation.

Note 8:  Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its consolidated financial statements.

Note 9:  Income Taxes

Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which a tax benefit has been recorded in the income statement. The Company has a valuation allowance against its deferred tax assets due to the uncertainty of future realization. The full valuation allowance is determined to be appropriate due to the Company's operating losses since fiscal year 2010 and the inherent uncertainties of predicting future operating results in periods over which such net tax differences become deductible. At September 30, 2013, the Company had $5.9 million of unrecognized net deferred tax assets available, which includes approximately $3.1 million of tax effected U.S. and foreign net operating loss carryforwards.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  The Company files U.S. Federal and State income tax returns and foreign tax returns in the United Kingdom, Germany and Israel.  The Company is generally no longer subject to tax examinations in such jurisdictions for fiscal years prior to 2010 in the U.S. and 2008 in the U.K., Germany and Israel.

Note 10:  Fair Value

The majority of the Company’s non-financial assets and liabilities are not required to be carried at fair value on a recurring basis, but the Company is required on a non-recurring basis to use fair value measurements when analyzing asset impairment as it relates to long-lived assets.  The carrying amounts for trade accounts and other receivables and accounts payable approximate fair value due to the short-term maturity of these instruments.  The fair value of the Company’s foreign currency forward exchange contracts is estimated by obtaining quoted market exchange rates for similar contracts (Level 2 inputs).  At December 31, 2013 and September 30, 2013, the Company had no forward exchange contracts outstanding.

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

Results of Operations
Three Months Ended December 31, 2013 Compared with December 31, 2012

Net sales for the quarter ended December 31, 2013 decreased 27% to $8.1 million compared with $11.1 million in the year ago period.  North America sales decreased 40% to $5.1 million compared with $8.6 million in the year ago period while Europe, Middle East and Africa (EMEA) sales increased 17% to $3.0 million compared with $2.5 million in the year ago period.  Order intake for the quarter ended December 31, 2013 decreased 32% to $8.2 million compared with $12.1 million in the year ago period. North America order intake decreased 40% to $5.6 million compared with $9.5 million in the year ago period while EMEA order intake was flat at $2.6 million for both periods. The Company's North American sales and order rates were affected by, among other things, cyclical weakness in markets served and lack of major project business. The backlog of unfilled orders increased $132,000 to $2.7 million at December 31, 2013 compared with $2.6 million at September 30, 2013.

Gross profit margins for the first quarter of fiscal 2014 increased to 37.1% compared with 36.7% in the year ago period.

Total operating expenses for the first quarter of fiscal 2014 decreased $48,000 to $4.5 million compared with $4.6 million in the year ago period. Selling, general and administrative expense for the first quarter of fiscal 2014 decreased $346,000 to $3.3 million compared with $3.6 million in the year ago period. Engineering and development expense for the first quarter of fiscal 2014 increased $138,000 to $1.1 million compared with $1.0 million in the year ago period. The Company incurred $160,000 of financial advisory, legal and Board of Director expenses for the first quarter of fiscal 2014 related to strategic initiative activities.

The Company incurred an operating loss of $1.5 million in the first quarter of fiscal 2014 compared with an operating loss of $506,000 in the year ago period.

Interest income was $4,000 for the first quarter of fiscal 2014 compared with $31,000 in the year ago period. Other income of $6,000 for the first quarter of fiscal 2013 represents gains in the market value of certain equity securities held and on the sales of certain marketable securities.

The Company recorded income tax expense of $8,000 in both periods which represents minimum foreign subsidiary income taxes. The Company provides for a valuation allowance against its deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on reported pretax losses for both periods (see Note 9: Income Taxes).

As a result of the foregoing, the Company reported a net loss of $1.5 million for the first quarter of fiscal 2014 compared with a net loss of $477,000 in the year ago period.

Liquidity and Capital Resources

Net cash used in operating activities was $137,000 for the first quarter of fiscal 2014, which included a net loss of $1.4 million after non-cash charges and a $1.4 million pay down of accounts payable and accrued liabilities, substantially offset by reductions in accounts receivable and inventories of $2.1 million and $559,000, respectively. Net cash used in investing activities was $15,000 for the first quarter of fiscal 2014 consisting of general capital expenditures. There were no cash flow effects from financing activities for the first quarter of fiscal 2014.  As a result of the foregoing, cash (exclusive of marketable securities) decreased by $123,000 for the first quarter of fiscal 2014 after the minimal effect of exchange rate changes on the cash position of the Company.

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

Critical Accounting Policies

The Company's significant accounting policies are fully described in Note 1 to the Company's consolidated financial statements included in its September 30, 2013 Annual Report on Form 10-K.  Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 1A – RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2008, the Company’s Board of Directors authorized the purchase of up to $1 million worth of shares of the Company’s outstanding common stock. In December 2009, the Board of Directors authorized the purchase of an additional $1.5 million worth of shares of the Company’s outstanding common stock. The Company did not repurchase any of its common stock during the three month period ended December 31, 2013. The approximate dollar value of shares that may yet be purchased under the program was $972,679 as of December 31, 2013.

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

February 13, 2014

/s/ Kenneth M. Darby	/s/ John M. Badke
Kenneth M. Darby	John M. Badke
Chairman and	Senior Vice President, Finance and
Chief Executive Officer	Chief Financial Officer