Form 10-Q
period 2014-03-31
VICON INDUSTRIES INC /NY/
filed 2014-05-14
CIK 310056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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
Yes ☐ No ☒

At May 9, 2014, the registrant had outstanding 4,503,885 shares of Common Stock, $.01 par value.

VICON INDUSTRIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	3/31/2014	3/31/2013	3/31/2014	3/31/2013

Net sales	$7,036,675	$8,686,284	$15,145,869	$19,785,390
Cost of sales	4,428,855	5,310,338	9,528,912	12,334,312
Gross profit	2,607,820	3,375,946	5,616,957	7,451,078

Operating expenses:
Selling, general and administrative expense	3,181,057	3,724,704	6,448,354	7,338,157
Engineering and development expense	1,104,302	1,059,244	2,209,901	2,026,507
Merger and related expense	264,419	—	424,317	—
	4,549,778	4,783,948	9,082,572	9,364,664

Operating loss	(1,941,958)	(1,408,002)	(3,465,615)	(1,913,586)

Interest income	4,570	18,955	8,700	49,991
Other income	—	—	—	5,691

Loss before income taxes	(1,937,388)	(1,389,047)	(3,456,915)	(1,857,904)

Income tax expense	8,000	8,000	16,000	16,000

Net loss	$(1,945,388)	$(1,397,047)	$(3,472,915)	$(1,873,904)

Loss per share:
Basic	$(.43)	$(.31)	$(.77)	$(.42)

Diluted	$(.43)	$(.31)	$(.77)	$(.42)

Weighted average shares outstanding:

Basic	4,503,885	4,494,735	4,503,885	4,489,460

Diluted	4,503,885	4,494,735	4,503,885	4,489,460

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	3/31/2014	3/31/2013	3/31/2014	3/31/2013
Net loss	$(1,945,388)	$(1,397,047)	$(3,472,915)	$(1,873,904)
Other comprehensive income (loss):
Unrealized gain (loss) on securities	1,539	(13,107)	110	(35,702)
Unrealized gain (loss) on derivatives	—	(5,933)	—	139,602
Foreign currency translation adjustment	9,082	(157,666)	94,852	(140,606)
Other comprehensive income (loss)	10,621	(176,706)	94,962	(36,706)
Comprehensive loss	$(1,934,767)	$(1,573,753)	$(3,377,953)	$(1,910,610)

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	3/31/2014	9/30/2013
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$6,654,377	$8,281,714
Marketable securities	117,077	115,433
Accounts receivable, net	4,138,875	7,024,023
Inventories:
Parts, components, and materials	2,651,932	2,761,353
Work-in-process	1,323,900	1,102,007
Finished products	3,517,572	4,370,261
	7,493,404	8,233,621
Prepaid expenses and other current assets	867,666	687,881
TOTAL CURRENT ASSETS	19,271,399	24,342,672

Property, plant and equipment	10,940,096	10,829,042
Less accumulated depreciation and amortization	(6,092,005)	(5,839,369)
	4,848,091	4,989,673
Other assets	941,915	973,410
TOTAL ASSETS	$25,061,405	$30,305,755

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,679,982	$2,732,228
Accrued compensation and employee benefits	1,903,035	2,563,932
Accrued expenses	1,119,286	1,194,105
Unearned revenue	240,258	408,391
TOTAL CURRENT LIABILITIES	4,942,561	6,898,656

Unearned revenue - non current	150,395	138,027
Other long-term liabilities	1,754,739	1,744,416
TOTAL LIABILITIES	6,847,695	8,781,099
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, par value $.01 per share authorized - 25,000,000 shares issued - 5,360,083 shares	53,601	53,601
Capital in excess of par value	25,619,145	25,552,138
Retained earnings (deficit)	(3,192,892)	280,023
Treasury stock at cost, 856,198 shares	(4,226,852)	(4,226,852)
Accumulated other comprehensive loss	(39,292)	(134,254)
TOTAL SHAREHOLDERS’ EQUITY	18,213,710	21,524,656
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,061,405	$30,305,755

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	3/31/2014	3/31/2013
Cash flows from operating activities:
Net loss	$(3,472,915)	$(1,873,904)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	201,445	286,925
Amortization of deferred compensation	2,377	2,377
Stock compensation expense	64,630	115,081
Change in assets and liabilities:
Accounts receivable, net	2,938,897	3,774,094
Inventories, net	782,478	(285,756)
Prepaid expenses and other current assets	(174,044)	(179,316)
Other assets	31,495	177,221
Accounts payable	(1,098,439)	(565,063)
Accrued compensation and employee benefits	(666,428)	(531,334)
Accrued expenses	(80,140)	(128,366)
Unearned revenue	(155,764)	(94,340)
Other liabilities	3,328	(161,087)
Net cash provided by (used in) operating activities	(1,623,080)	536,532

Cash flows from investing activities:
Net increase in marketable securities	(1,534)	(2,016,999)
Capital expenditures	(31,960)	(254,892)
Net cash used in investing activities	(33,494)	(2,271,891)
Effect of exchange rate changes on cash	29,237	14,029

Net decrease in cash	(1,627,337)	(1,721,330)
Cash and cash equivalents at beginning of year	8,281,714	6,234,268
Cash and cash equivalents at end of period	$6,654,377	$4,512,938

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2014

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2014.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2013.  Certain prior year amounts have been reclassified to conform to the current period presentation.

Note 2:  Marketable Securities

Marketable securities consist of mutual fund investments principally in federal, state and local government debt securities of $117,077 as of March 31, 2014.  Such mutual fund investments are stated at market value based on quoted market prices (Level 1 inputs) and are classified as available-for-sale under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320, with unrealized gains and losses reported in accumulated other comprehensive income (loss) as a component of shareholders’ equity. The cost of such securities at March 31, 2014 was $121,837, with $4,760 of cumulative unrealized losses reported at March 31, 2014.

Note 3:  Accounts Receivable

Accounts receivable is stated net of an allowance for uncollectible accounts of $934,000 and $977,000 as of March 31, 2014 and September 30, 2013, respectively.

Note 4:  Loss per Share

Basic loss per share (EPS) is computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options and under deferred compensation agreements.

The following tables provide the components of the basic and diluted EPS computations for the three and six month periods ended March 31, 2014 and 2013:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Basic EPS Computation
Net loss	$(1,945,388)	$(1,397,047)	$(3,472,915)	$(1,873,904)
Weighted average shares outstanding	4,503,885	4,494,735	4,503,885	4,489,460
Basic loss per share	$(.43)	$(.31)	$(.77)	$(.42)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Diluted EPS Computation
Net loss	$(1,945,388)	$(1,397,047)	$(3,472,915)	$(1,873,904)

Weighted average shares outstanding	4,503,885	4,494,735	4,503,885	4,489,460
Stock options	—	—	—	—
Stock compensation arrangements	—	—	—	—
Diluted shares outstanding	4,503,885	4,494,735	4,503,885	4,489,460

Diluted loss per share	$(.43)	$(.31)	$(.77)	$(.42)

For the three months ended March 31, 2014 and 2013, all outstanding stock options and shares issuable under stock compensation arrangements totaling 425,320 and 462,820 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive. For the six months ended March 31, 2014 and 2013, all outstanding stock options and shares issuable under stock compensation arrangements totaling 435,570 and 464,320 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive. The actual effect of these stock options and shares, if any, on the diluted earnings per share calculation will vary significantly depending on fluctuations in the market price of the Company's stock.

Note 5:   Accumulated Other Comprehensive Loss

The Company's accumulated other comprehensive loss balances at March 31, 2014 and September 30, 2013 consisted of the following:

	March 31, 2014	September 30, 2013
Foreign currency translation adjustment	$(34,532)	$(129,384)
Unrealized loss on marketable securities	(4,760)	(4,870)
Accumulated other comprehensive loss	$(39,292)	$(134,254)

Note 6:   Derivative Instruments

The Company enters into forward exchange contracts to hedge certain foreign currency exposures and minimize the effect of such fluctuations on reported earnings and cash flow.  The Company’s ongoing foreign currency exchange risks include intercompany sales of product and services between subsidiary companies operating in differing functional currencies. At March 31, 2014 and September 30, 2013, the Company had no forward exchange contracts outstanding.

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

The Company follows ASC 718 (SFAS No. 123(R), “Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their grant date fair values and over the requisite service period.  For the three month periods ended March 31, 2014 and 2013, the Company recorded non-cash compensation expense of $29,535 and $57,199, respectively ($.01 and $.01 per basic and diluted share, respectively), relating to stock compensation. For the six month periods ended March 31, 2014 and 2013, the Company recorded non-cash compensation expense of $64,630 and $115,081, respectively ($.01 and $.03 per basic and diluted share, respectively), relating to stock compensation.

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

Note 10:  Fair Value

The majority of the Company’s non-financial assets and liabilities are not required to be carried at fair value on a recurring basis, but the Company is required on a non-recurring basis to use fair value measurements when analyzing asset impairment as it relates to long-lived assets.  The carrying amounts for trade accounts and other receivables and accounts payable approximate fair value due to the short-term maturity of these instruments.  The fair value of the Company’s foreign currency forward exchange contracts is estimated by obtaining quoted market exchange rates for similar contracts (Level 2 inputs).  At March 31, 2014 and September 30, 2013, the Company had no forward exchange contracts outstanding.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Note 11:  Merger Agreement

On March 28, 2014, the Company entered into an agreement and plan of merger and reorganization (the “Merger Agreement”), pursuant to which its wholly owned subsidiary, VI Merger Sub, Inc., a California corporation (“Merger Sub”), will be merged with and into IQinVision, Inc., a California corporation (“IQinVision”), with IQinVision surviving as a wholly owned subsidiary of the Company (the “Merger”).
Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), the issued and outstanding shares of capital stock of IQinVision will, in the aggregate, be converted into the right to receive an aggregate number of shares of the Company’s common stock equal to the Outstanding Equity (as defined below) of the Company immediately prior to the Effective Time (the “Merger Consideration”). The Merger Agreement defines “Outstanding Equity” to mean, with respect to the Company, the total number of shares outstanding of the Company’s common stock then issued and outstanding, excluding outstanding options to purchase the Company’s common stock and any other securities convertible into the Company’s common stock. In addition, all outstanding IQinVision options and stock appreciation rights, as well as IQinVision’s 2011 Stock Incentive Plan and 2001 Stock Incentive Plan, will be assumed by the Company. Each option and stock appreciation right IQinVision assumed in the Merger will be converted into an option to purchase or stock appreciation right with respect to, as applicable, a number of shares of the Company’s common stock representing the number of IQinVision shares subject to such option or stock appreciation right multiplied by the Common Stock Per Share Merger Consideration, as such term is defined in the Merger Agreement. The exercise price of each option and the base value per share of the Company’s common stock for each stock appreciation right will be proportionately adjusted.

Following the consummation of the transactions contemplated by the Merger Agreement, the shareholders of the Company immediately prior to the Effective Time and the shareholders of IQinVision immediately prior to the Effective Time will each own approximately 50% of the outstanding shares of common stock of the Company after the Merger.
Completion of the Merger is subject to a number of conditions, including, but not limited to (i) approval of the issuance of shares of the Company’s common stock in connection with the Merger by the Company’s shareholders and the adoption and approval of the Merger Agreement and the transactions contemplated thereby by IQinVision’s shareholders; (ii) the effectiveness of a registration statement on Form S-4 to be filed by the Company with the Securities and Exchange Commission to register the issuance of the shares of the Company’s common stock in connection with the Merger, which will contain a proxy statement/prospectus/consent solicitation; (iii) approval for listing on the NYSE MKT LLC of such shares of the Company’s common stock; (iv) exercise of dissenters’ rights by no more than 10% of IQinVision’s shareholders; and (v) other customary closing conditions. The Company cannot predict whether and when these other conditions will be satisfied.
As permitted by the Merger Agreement, the Company may declare a special cash dividend of $0.55 per share payable with respect to shares of the Company’s common stock held by shareholders of the Company as of a record date prior to the Effective Time and payable within 15 days after the Effective Time.
The Merger Agreement contains termination rights in favor of each of the Company and IQinVision in certain circumstances and further provides that, upon termination of the Merger Agreement under specified circumstances, either the Company or IQinVision may be required to pay the other party a termination fee of $750,000. In addition, either party may terminate the Merger Agreement if the Merger has not been completed by September 28, 2014 (the “Outside Termination Date”), provided that if the registration statement on Form S-4 is not declared effective by September 28, 2014, then either party is generally entitled to extend the Outside Termination Date by 60 days.

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

The Company competes in a market of rapid technology shifts which enhance the performance capability of security systems.  As a result, the Company spends a significant amount on new product development. For the six months ended March 31, 2014, the

Company incurred $2.2 million of engineering and development expense or 15% of net sales. The Company’s expenditures for product development are substantially less than its major competitors.  The ongoing market shift to IP based products and network technologies will continue to burden the Company’s development resources and increase ongoing annual expense for product development.  Further, the Company’s sales effort requires a high level of customer service and technical support for its products.  The Company routinely considers various strategic options that may augment or supplement its present product offerings and technology platforms, among other benefits.

The Company has a foreign sales and distribution subsidiary in Europe that conducts business in British pounds and Euros that represented approximately 36% of the Company’s consolidated sales for the six months ended March 31, 2014. It also has an Israel based engineering and development subsidiary that incurs a majority of its operating expenses in Shekels that represented approximately 23% of the Company’s operating expenses for the six months ended March 31, 2014. The Company has historically entered into selected forward currency exchange contracts during favorable exchange rate conditions to help stabilize the impact of changing exchange rates. However, nothing can totally eliminate the long term effects of foreign currency exchange movements.

Results of Operations
Three Months Ended March 31, 2014 Compared with March 31, 2013

Net sales for the quarter ended March 31, 2014 decreased 19% to $7.0 million compared with $8.7 million in the year ago period.  North America sales decreased 30% to $4.6 million compared with $6.6 million in the year ago period while Europe, Middle East and Africa (EMEA) sales increased 16% to $2.4 million compared with $2.1 million in the year ago period.  Order intake for the quarter ended March 31, 2014 decreased 24% to $7.0 million compared with $9.2 million in the year ago period. North America order intake decreased 31% to $5.0 million compared with $7.3 million in the year ago period while EMEA order intake increased 5% to $2.0 million compared with $1.9 million in the year ago period. The Company's North American sales and order rates were affected by, among other things, cyclical weakness in markets served and lack of major project business. The backlog of unfilled orders increased $114,000 to $2.7 million at March 31, 2014 compared with $2.6 million at September 30, 2013.

Gross profit margins for the second quarter of fiscal 2014 decreased to 37.1% compared with 38.9% in the year ago period due principally to increased pricing pressures in markets served.

Total operating expenses for the second quarter of fiscal 2014 decreased $234,000 to $4.5 million compared with $4.8 million in the year ago period. Selling, general and administrative expense for the second quarter of fiscal 2014 decreased $544,000 to $3.2 million compared with $3.7 million in the year ago period. Engineering and development expense for the second quarter of fiscal 2014 were $1.1 million compared with $1.1 million in the year ago period. The Company incurred $264,000 of financial advisory and legal expenses for the second quarter of fiscal 2014 pertaining to the merger and related activities. Operating expense reductions principally resulted from reduced personnel and lower variable selling costs associated with reduced sales.

The Company incurred an operating loss of $1.9 million in the second quarter of fiscal 2014 compared with an operating loss of $1.4 million in the year ago period.

Interest income was $5,000 for the second quarter of fiscal 2014 compared with $19,000 in the year ago period.

The Company recorded income tax expense of $8,000 in both periods which represents minimum foreign subsidiary income taxes. The Company provides for a valuation allowance against its deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on reported pretax losses for both periods (see Note 9: Income Taxes).

As a result of the foregoing, the Company reported a net loss of $1.9 million for the second quarter of fiscal 2014 compared with a net loss of $1.4 million in the year ago period.

Results of Operations
Six Months Ended March 31, 2014 Compared with March 31, 2013

Net sales for the six months ended March 31, 2014 decreased 23% to $15.1 million compared with $19.8 million in the year ago period.  North America sales decreased 36% to $9.7 million compared with $15.1 million in the year ago period while Europe, Middle East and Africa (EMEA) sales increased 16% to $5.4 million compared with $4.7 million in the year ago period.  Order intake for the six months ended March 31, 2014 decreased 28% to $15.3 million compared with $21.3 million in the year ago period. North America order intake decreased 36% to $10.7 million compared with $16.8 million in the year ago period while EMEA order intake increased 1% to $4.6 million compared with $4.5 million in the year ago period. The Company's North American sales and order rates were affected by, among other things, cyclical weakness in markets served and lack of major project business.

Gross profit margins for the first six months of fiscal 2014 decreased to 37.1% compared with 37.7% in the year ago period due principally to increased pricing pressures in markets served.

Total operating expenses for the first six months of fiscal 2014 decreased $282,000 to $9.1 million compared with $9.4 million in the year ago period. Selling, general and administrative expense for the first six months of fiscal 2014 decreased $890,000 to $6.4 million compared with $7.3 million in the year ago period. Engineering and development expense for the first six months of fiscal 2014 increased $183,000 to $2.2 million compared with $2.0 million in the year ago period. The Company incurred $424,000 of financial advisory, legal and Board of Director expenses for the first six months of fiscal 2014 pertaining to the merger and related activities. Operating expense reductions principally resulted from reduced personnel and lower variable selling costs associated with reduced sales.

The Company incurred an operating loss of $3.5 million for the first six months of fiscal 2014 compared with an operating loss of $1.9 million in the year ago period.

Interest income was $9,000 for the first six months of fiscal 2014 compared with $50,000 in the year ago period. Other income of $6,000 for the first six months of fiscal 2013 represents gains in the market value of certain equity securities held and on the sales of certain marketable securities.

The Company recorded income tax expense of $16,000 in both periods which represents minimum foreign subsidiary income taxes. The Company provides for a valuation allowance against its deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on reported pretax losses for both periods (see Note 9: Income Taxes).

As a result of the foregoing, the Company reported a net loss of $3.5 million for the first six months of fiscal 2014 compared with a net loss of $1.9 million in the year ago period.

Liquidity and Capital Resources

Net cash used in operating activities was $1.6 million for the first six months of fiscal 2014, which included a net loss of $3.2 million after non-cash charges and a $1.8 million pay down of accounts payable and accrued liabilities, offset in part by reductions in accounts receivable and inventories of $2.9 million and $782,000, respectively. Net cash used in investing activities was $33,000 for the first six months of fiscal 2014 consisting principally of general capital expenditures. There were no cash flow effects from financing activities for the first six months of fiscal 2014.  As a result of the foregoing, cash (exclusive of marketable securities) decreased by $1.6 million for the first six months of fiscal 2014 after the minimal effect of exchange rate changes on the cash position of the Company.

The Company believes that it will have sufficient cash to meet its anticipated operating costs and capital expenditure requirements for at least the next twelve months.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a material effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

Merger Agreement

On March 28, 2014, the Company entered into an agreement and plan of merger and reorganization (the “Merger Agreement”), pursuant to which its wholly owned subsidiary, VI Merger Sub, Inc., a California corporation (“Merger Sub”), will be merged with and into IQinVision, Inc., a California corporation (“IQinVision”), with IQinVision surviving as a wholly owned subsidiary of the Company (the “Merger”).
Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), the issued and outstanding shares of capital stock of IQinVision will, in the aggregate, be converted into the right to receive an aggregate number of shares of the Company’s common stock equal to the Outstanding Equity (as defined below) of the Company immediately prior to the Effective Time (the “Merger Consideration”). The Merger Agreement defines “Outstanding Equity” to mean, with respect to the Company, the total number of shares outstanding of the Company’s common stock then issued and outstanding, excluding outstanding options to purchase the Company’s common stock and any other securities convertible into the Company’s common stock. In addition, all outstanding IQinVision options and stock appreciation rights, as well as IQinVision’s 2011 Stock Incentive Plan and 2001 Stock Incentive Plan, will be assumed by the Company. Each option and stock appreciation right IQinVision assumed in the Merger will be converted into an option to purchase or stock appreciation right with respect to, as applicable, a number of shares of the Company’s common stock representing the number of IQinVision shares subject to such option or stock appreciation right multiplied by the Common Stock Per Share Merger Consideration, as such term is defined in the Merger Agreement. The exercise price of each option and the base value per share of the Company’s common stock for each stock appreciation right will be proportionately adjusted.
Following the consummation of the transactions contemplated by the Merger Agreement, the shareholders of the Company immediately prior to the Effective Time and the shareholders of IQinVision immediately prior to the Effective Time will each own approximately 50% of the outstanding shares of common stock of the Company after the Merger.
Completion of the Merger is subject to a number of conditions, including, but not limited to (i) approval of the issuance of shares of the Company’s common stock in connection with the Merger by the Company’s shareholders and the adoption and approval of the Merger Agreement and the transactions contemplated thereby by IQinVision’s shareholders; (ii) the effectiveness of a registration statement on Form S-4 to be filed by the Company with the Securities and Exchange Commission to register the issuance of the shares of the Company’s common stock in connection with the Merger, which will contain a proxy statement/prospectus/consent solicitation; (iii) approval for listing on the NYSE MKT LLC of such shares of the Company’s common stock; (iv) exercise of dissenters’ rights by no more than 10% of IQinVision’s shareholders; and (v) other customary closing conditions. The Company cannot predict whether and when these other conditions will be satisfied.
As permitted by the Merger Agreement, the Company may declare a special cash dividend of $0.55 per share payable with respect to shares of the Company’s common stock held by shareholders of the Company as of a record date prior to the Effective Time and payable within 15 days after the Effective Time.
The Merger Agreement contains termination rights in favor of each of the Company and IQinVision in certain circumstances and further provides that, upon termination of the Merger Agreement under specified circumstances, either the Company or IQinVision may be required to pay the other party a termination fee of $750,000. In addition, either party may terminate the Merger Agreement if the Merger has not been completed by September 28, 2014 (the “Outside Termination Date”), provided that if the registration statement on Form S-4 is not declared effective by September 28, 2014, then either party is generally entitled to extend the Outside Termination Date by 60 days.
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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Statements in this Report on Form 10-Q and other statements made by the Company or its representatives that are not strictly historical facts including, without limitation, statements included herein under the  Management’s Discussion and Analysis captions “Overview”, "Results of Operations", "Liquidity and Capital Resources" and “Critical Accounting Policies” are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 that should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment.  The forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance and/or achievements of the Company to differ materially from any future results, performance or achievements, express or implied, by the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, and that in light of the significant uncertainties inherent in forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.  The Company also assumes no obligation to update its forward-looking statements or to advise of changes in the assumptions and factors on which they are based, other than as required by law.

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

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 1A – RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2008, the Company’s Board of Directors authorized the purchase of up to $1 million worth of shares of the Company’s outstanding common stock. In December 2009, the Board of Directors authorized the purchase of an additional $1.5 million worth of shares of the Company’s outstanding common stock. The Company did not repurchase any of its common stock during the three month period ended March 31, 2014. The approximate dollar value of shares that may yet be purchased under the program was $972,679 as of March 31, 2014.

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

May 14, 2014

/s/ Kenneth M. Darby	/s/ John M. Badke
Kenneth M. Darby	John M. Badke
Chairman and	Senior Vice President, Finance and
Chief Executive Officer	Chief Financial Officer