Form 10-Q
period 2014-06-30
VICON INDUSTRIES INC /NY/
filed 2014-08-14
CIK 310056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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
Yes ☐ No ☒

At August 11, 2014, the registrant had outstanding 4,522,335 shares of Common Stock, $.01 par value.

VICON INDUSTRIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	6/30/2014	6/30/2013	6/30/2014	6/30/2013

Net sales	$9,256,353	$10,024,350	$24,402,221	$29,809,740
Cost of sales	5,901,996	6,352,038	15,430,907	18,686,351
Gross profit	3,354,357	3,672,312	8,971,314	11,123,389

Operating expenses:
Selling, general and administrative expense	3,406,069	3,824,145	9,854,423	11,162,302
Engineering and development expense	1,143,389	1,044,051	3,353,290	3,070,558
Merger and related expense	170,127	—	594,444	—
	4,719,585	4,868,196	13,802,157	14,232,860

Operating loss	(1,365,228)	(1,195,884)	(4,830,843)	(3,109,471)

Interest income	2,760	3,845	11,460	53,837
Other expense	—	(19,716)	—	(14,025)

Loss before income taxes	(1,362,468)	(1,211,755)	(4,819,383)	(3,069,659)

Income tax expense (benefit)	8,000	(492,000)	24,000	(476,000)

Net loss	$(1,370,468)	$(719,755)	$(4,843,383)	$(2,593,659)

Loss per share:
Basic	$(.30)	$(.16)	$(1.07)	$(.58)

Diluted	$(.30)	$(.16)	$(1.07)	$(.58)

Weighted average shares outstanding:

Basic	4,508,162	4,499,260	4,505,644	4,492,727

Diluted	4,508,162	4,499,260	4,505,644	4,492,727

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	6/30/2014	6/30/2013	6/30/2014	6/30/2013
Net loss	$(1,370,468)	$(719,755)	$(4,843,383)	$(2,593,659)
Other comprehensive income (loss):
Unrealized gain (loss) on securities	2,000	24,065	2,110	(11,638)
Unrealized gain (loss) on derivatives	—	(98,986)	—	40,616
Foreign currency translation adjustment	47,270	(22,981)	142,122	(163,586)
Other comprehensive income (loss)	49,270	(97,902)	144,232	(134,608)
Comprehensive loss	$(1,321,198)	$(817,657)	$(4,699,151)	$(2,728,267)

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	6/30/2014	9/30/2013
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$5,966,169	$8,281,714
Marketable securities	119,897	115,433
Accounts receivable, net	5,596,653	7,024,023
Inventories:
Parts, components, and materials	2,023,789	2,761,353
Work-in-process	1,196,224	1,102,007
Finished products	3,167,175	4,370,261
	6,387,188	8,233,621
Prepaid expenses and other current assets	480,418	687,881
TOTAL CURRENT ASSETS	18,550,325	24,342,672

Property, plant and equipment	11,089,368	10,829,042
Less accumulated depreciation and amortization	(6,224,014)	(5,839,369)
	4,865,354	4,989,673
Other assets	959,793	973,410
TOTAL ASSETS	$24,375,472	$30,305,755

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,974,856	$2,732,228
Accrued compensation and employee benefits	2,168,968	2,563,932
Accrued expenses	1,190,046	1,194,105
Unearned revenue	353,891	408,391
TOTAL CURRENT LIABILITIES	5,687,761	6,898,656

Unearned revenue - non current	141,473	138,027
Other long-term liabilities	1,621,522	1,744,416
TOTAL LIABILITIES	7,450,756	8,781,099
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, par value $.01 per share authorized - 25,000,000 shares issued - 5,378,533 and 5,360,083 shares	53,785	53,601
Capital in excess of par value	25,651,165	25,552,138
Retained earnings (deficit)	(4,563,360)	280,023
Treasury stock at cost, 856,198 shares	(4,226,852)	(4,226,852)
Accumulated other comprehensive income (loss)	9,978	(134,254)
TOTAL SHAREHOLDERS’ EQUITY	16,924,716	21,524,656
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,375,472	$30,305,755

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	6/30/2014	6/30/2013
Cash flows from operating activities:
Net loss	$(4,843,383)	$(2,593,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	292,070	365,770
Amortization of deferred compensation	3,566	3,566
Stock compensation expense	95,646	166,314
Deferred tax benefit	—	(500,000)
Change in assets and liabilities:
Accounts receivable, net	1,518,752	2,628,036
Inventories, net	1,919,925	256,939
Recoverable income taxes	—	92,811
Prepaid expenses and other current assets	216,604	(213,579)
Other assets	13,617	184,147
Accounts payable	(837,611)	(838,632)
Accrued compensation and employee benefits	(412,377)	(513,112)
Accrued expenses	(12,920)	(101,514)
Unearned revenue	(51,053)	(120,263)
Other liabilities	(130,228)	(127,179)
Net cash used in operating activities	(2,227,392)	(1,310,355)

Cash flows from investing activities:
Net decrease (increase) in marketable securities	(2,355)	279,505
Capital expenditures	(116,932)	(3,773,134)
Net cash used in investing activities	(119,287)	(3,493,629)
Effect of exchange rate changes on cash	31,134	(2,554)

Net decrease in cash	(2,315,545)	(4,806,538)
Cash and cash equivalents at beginning of year	8,281,714	6,234,268
Cash and cash equivalents at end of period	$5,966,169	$1,427,730

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2014.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2013.  Certain prior year amounts have been reclassified to conform to the current period presentation.

Note 2:  Marketable Securities

Marketable securities consist of mutual fund investments principally in federal, state and local government debt securities of $119,897 as of June 30, 2014.  Such mutual fund investments are stated at market value based on quoted market prices (Level 1 inputs) and are classified as available-for-sale under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320, with unrealized gains and losses reported in accumulated other comprehensive income (loss) as a component of shareholders’ equity. The cost of such securities at June 30, 2014 was $122,657, with $2,760 of cumulative unrealized losses reported at June 30, 2014.

Note 3:  Accounts Receivable

Accounts receivable is stated net of an allowance for uncollectible accounts of $938,000 and $977,000 as of June 30, 2014 and September 30, 2013, respectively.

Note 4:  Loss per Share

Basic loss per share (EPS) is computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options and under deferred compensation agreements.

The following tables provide the components of the basic and diluted EPS computations for the three and nine month periods ended June 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic EPS Computation
Net loss	$(1,370,468)	$(719,755)	$(4,843,383)	$(2,593,659)
Weighted average shares outstanding	4,508,162	4,499,260	4,505,644	4,492,727
Basic loss per share	$(.30)	$(.16)	$(1.07)	$(.58)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Diluted EPS Computation
Net loss	$(1,370,468)	$(719,755)	$(4,843,383)	$(2,593,659)

Weighted average shares outstanding	4,508,162	4,499,260	4,505,644	4,492,727
Stock options	—	—	—	—
Stock compensation arrangements	—	—	—	—
Diluted shares outstanding	4,508,162	4,499,260	4,505,644	4,492,727

Diluted loss per share	$(.30)	$(.16)	$(1.07)	$(.58)

For the three months ended June 30, 2014 and 2013, all outstanding stock options and shares issuable under stock compensation arrangements totaling 425,320 and 462,820 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive. For the nine months ended June 30, 2014 and 2013, all outstanding stock options and shares issuable under stock compensation arrangements totaling 435,570 and 464,320 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive. The actual effect of these stock options and shares, if any, on the diluted earnings per share calculation will vary significantly depending on fluctuations in the market price of the Company's stock.

Note 5:   Accumulated Other Comprehensive Income (Loss)

The Company's accumulated other comprehensive income (loss) balances at June 30, 2014 and September 30, 2013 consisted of the following:

	June 30, 2014	September 30, 2013
Foreign currency translation adjustment	$12,738	$(129,384)
Unrealized loss on marketable securities	(2,760)	(4,870)
Accumulated other comprehensive income (loss)	$9,978	$(134,254)

Note 6:   Derivative Instruments

The Company enters into forward exchange contracts to hedge certain foreign currency exposures and minimize the effect of such fluctuations on reported earnings and cash flow.  The Company’s ongoing foreign currency exchange risks include intercompany sales of product and services between subsidiary companies operating in differing functional currencies. At June 30, 2014 and September 30, 2013, the Company had no forward exchange contracts outstanding.

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

The Company follows ASC 718 (SFAS No. 123(R), “Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their grant date fair values and over the requisite service period.  For the three month periods ended June 30, 2014 and 2013, the Company recorded non-cash compensation expense of $31,016 and $51,233, respectively ($.01 and $.01 per basic and diluted share, respectively), relating to stock compensation. For the nine month periods ended June 30, 2014 and 2013, the Company recorded non-cash compensation expense of $95,646 and $166,314, respectively ($.02 and $.04 per basic and diluted share, respectively), relating to stock compensation.

Note 8:  Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is not permitted. We expect to adopt this guidance when effective, and are still evaluating the impact this standard will have on our financial statements.

Note 9:  Income Taxes

Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which a tax benefit has been recorded in the income statement. The Company has a valuation allowance against its deferred tax assets due to the uncertainty of future realization. The full valuation allowance is determined to be appropriate due to the Company's operating losses since fiscal year 2010 and the inherent uncertainties of predicting future operating results in periods over which such net tax differences become deductible. At September 30, 2013, the Company had $5.9 million of unrecognized net deferred tax assets available, which includes approximately $3.1 million of tax effected U.S. and foreign net operating loss carryforwards. Pursuant to the consummation of the proposed merger, the then available U.S. net operating loss carryforward may be subject to an annual usage limitation pursuant to Section 382 of the Internal Revenue Code.

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

Note 10:  Fair Value

The majority of the Company’s non-financial assets and liabilities are not required to be carried at fair value on a recurring basis, but the Company is required on a non-recurring basis to use fair value measurements when analyzing asset impairment as it relates to long-lived assets.  The carrying amounts for trade accounts and other receivables and accounts payable approximate fair value due to the short-term maturity of these instruments.  The fair value of the Company’s foreign currency forward exchange contracts is estimated by obtaining quoted market exchange rates for similar contracts (Level 2 inputs).  At June 30, 2014 and September 30, 2013, the Company had no forward exchange contracts outstanding.

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
Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), the issued and outstanding shares of capital stock of IQinVision will, in the aggregate, be converted into the right to receive an aggregate number of shares of the Company’s common stock equal to the Outstanding Equity (as defined below) of the Company immediately prior to the Effective Time (the “Merger Consideration”). The Merger Agreement defines “Outstanding Equity” to mean, with respect to the Company, the total number of shares outstanding of the Company’s common stock then issued and outstanding, excluding outstanding options to purchase the Company’s common stock and any other securities convertible into the Company’s common stock. In addition, all outstanding IQinVision options and stock appreciation rights, as well as IQinVision’s 2011 Stock Incentive Plan and 2001 Stock Incentive Plan, will be assumed by the Company. Each option and stock appreciation right of IQinVision assumed in the Merger will be converted into an option to purchase or stock appreciation right with respect to, as applicable, a number of shares of the Company’s common stock representing the number of IQinVision shares subject to such option or stock appreciation right multiplied by the Common Stock Per Share Merger Consideration, as such term is defined in the Merger

Agreement. The exercise price of each option and the base value per share of the Company’s common stock for each stock appreciation right will be proportionately adjusted.
Following the consummation of the transactions contemplated by the Merger Agreement, the shareholders of the Company immediately prior to the Effective Time and the shareholders of IQinVision immediately prior to the Effective Time will each own approximately 50% of the outstanding shares of common stock of the Company after the Merger.
Completion of the Merger is subject to a number of conditions, including, but not limited to (i) approval of the issuance of shares of the Company’s common stock in connection with the Merger by the Company’s shareholders and the adoption and approval of the Merger Agreement and the transactions contemplated thereby by IQinVision’s shareholders; (ii) approval for listing on the NYSE MKT LLC of such shares of the Company’s common stock; (iii) exercise of dissenters’ rights by no more than 10% of IQinVision’s shareholders; and (iv) other customary closing conditions. The Company cannot predict whether and when these other conditions will be satisfied.
As permitted by the Merger Agreement, on June 9, 2014, the Company declared a special cash dividend of $0.55 per share payable to the Company's shareholders of record as of the close of business on July 11, 2014. The dividend is conditioned upon, and will be payable within 15 days after, the closing of the proposed merger.
The Merger Agreement contains termination rights in favor of each of the Company and IQinVision in certain circumstances and further provides that, upon termination of the Merger Agreement under specified circumstances, either the Company or IQinVision may be required to pay the other party a termination fee of $750,000. In addition, either party may terminate the Merger Agreement if the Merger has not been completed by September 28, 2014 (the “Outside Termination Date”).
The Merger will be accounted for using the acquisition method of accounting. Vicon will be treated as the acquirer for accounting purposes. This determination was made by Vicon in accordance with the applicable accounting guidance. In making this determination, numerous factors were considered including, but not limited to, the relative ownership of the combined company by the Vicon shareholders and former IQinVision shareholders, the composition of the management team and board of directors of the combined company, the structure of the Merger in which IQinVision will become a wholly owned subsidiary of Vicon, the location of the corporate offices of the combined company, and the continued listing of the Vicon common stock on the NYSE MKT.
The Company has filed a registration statement on Form S-4, as amended, which was declared effective on July 16, 2014 by the Securities and Exchange Commission, in connection with the IQinVision proposed merger. If approved by shareholders of both companies, the Merger is expected to close before the end of the fourth quarter of Vicon’s current fiscal year, which ends on September 30, 2014. The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by reference to, the more complete disclosure provided in the Company’s current report on Form 8-K filed with the SEC on March 31, 2014 and the Company’s registration statement on Form S-4, as amended, which was declared effective by the SEC on July 16, 2014.

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

The Company competes in a market of rapid technology shifts which enhance the performance capability of security systems.  As a result, the Company spends a significant amount on new product development. For the nine months ended June 30, 2014, the Company incurred $3.4 million of engineering and development expense or 14% of net sales. The Company’s expenditures for product development are substantially less than its major competitors.  The ongoing market shift to IP based products and network technologies will continue to burden the Company’s development resources and increase ongoing annual expense for product development.  Further, the Company’s sales effort requires a high level of customer service and technical support for its products.  The Company routinely considers various strategic options that may augment or supplement its present product offerings and technology platforms, among other benefits.

The Company has a foreign sales and distribution subsidiary in Europe that conducts business in British pounds and Euros that represented approximately 33% of the Company’s consolidated sales for the nine months ended June 30, 2014. It also has an Israel based engineering and development subsidiary that incurs a majority of its operating expenses in Shekels that represented approximately 23% of the Company’s operating expenses for the nine months ended June 30, 2014. The Company has historically entered into selected forward currency exchange contracts during favorable exchange rate conditions to help stabilize the impact of changing exchange rates. However, nothing can eliminate the long term effects of foreign currency exchange movements.

Results of Operations
Three Months Ended June 30, 2014 Compared with June 30, 2013

Net sales for the quarter ended June 30, 2014 decreased 8% to $9.3 million compared with $10.0 million in the year ago period.  North America sales decreased 12% to $6.6 million compared with $7.4 million in the year ago period while Europe, Middle East and Africa (EMEA) sales increased 4% to $2.7 million compared with $2.6 million in the year ago period.  Order intake for the quarter ended June 30, 2014 decreased 5% to $8.6 million compared with $9.0 million in the year ago period. North America order intake decreased 11% to $5.9 million compared with $6.6 million in the year ago period while EMEA order intake increased 12% to $2.7 million compared with $2.4 million in the year ago period. The Company's North American sales and order rates were affected by, among other things, cyclical weakness in markets served and the absence of large project business. The backlog of unfilled orders decreased $548,000 to $2.0 million at June 30, 2014 compared with $2.6 million at September 30, 2013.

Gross profit margins for the third quarter of fiscal 2014 decreased to 36.2% compared with 36.6% in the year ago period due principally to increased pricing pressures in certain markets served.

Total operating expenses for the third quarter of fiscal 2014 decreased $149,000 to $4.7 million compared with $4.9 million in the year ago period. Selling, general and administrative expense for the third quarter of fiscal 2014 decreased $418,000 to $3.4 million compared with $3.8 million in the year ago period. Engineering and development expense for the third quarter of fiscal 2014 were $1.1 million compared with $1.0 million in the year ago period. The Company incurred $170,000 of financial advisory and legal expenses for the third quarter of fiscal 2014 pertaining to the proposed IQinVision merger. Operating expense reductions principally resulted from reduced personnel and lower variable selling costs associated with reduced sales.

The Company incurred an operating loss of $1.4 million in the third quarter of fiscal 2014 compared with an operating loss of $1.2 million in the year ago period.

Interest income was $3,000 for the third quarter of fiscal 2014 compared with $4,000 in the year ago period. Other expense of $20,000 for the year ago period represents losses incurred on the sales of certain marketable securities.

The Company recorded income tax expense of $8,000 in the third quarter of fiscal 2014 compared with an income tax benefit of $492,000 in the year ago period. In the year ago period, the Company recorded a $500,000 tax benefit relating to the expiration of previously recognized income tax exposures (FIN 48). Both period amounts include minimum foreign subsidiary income taxes. The Company provides for a valuation allowance against its deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on reported pretax losses for both periods (see Note 9: Income Taxes).

As a result of the foregoing, the Company reported a net loss of $1.4 million for the third quarter of fiscal 2014 compared with a net loss of $720,000 in the year ago period.

Results of Operations
Nine Months Ended June 30, 2014 Compared with June 30, 2013

Net sales for the nine months ended June 30, 2014 decreased 18% to $24.4 million compared with $29.8 million in the year ago period.  North America sales decreased 28% to $16.3 million compared with $22.6 million in the year ago period while Europe, Middle East and Africa (EMEA) sales increased 12% to $8.1 million compared with $7.2 million in the year ago period.  Order intake for the nine months ended June 30, 2014 decreased 21% to $23.9 million compared with $30.3 million in the year ago period. North America order intake decreased 29% to $16.6 million compared with $23.4 million in the year ago period while EMEA order intake increased 5% to $7.3 million compared with $6.9 million in the year ago period. The Company's North American sales and order rates were affected by, among other things, cyclical weakness in markets served and the absence of large project business.

Gross profit margins for the first nine months of fiscal 2014 decreased to 36.8% compared with 37.3% in the year ago period due principally to increased pricing pressures in certain markets served.

Total operating expenses for the first nine months of fiscal 2014 decreased $431,000 to $13.8 million compared with $14.2 million in the year ago period. Selling, general and administrative expense for the first nine months of fiscal 2014 decreased $1.3 million to $9.9 million compared with $11.2 million in the year ago period. Engineering and development expense for the first nine months of fiscal 2014 increased $283,000 to $3.4 million compared with $3.1 million in the year ago period. The Company incurred $594,000 of financial advisory, legal and Board of Director expenses for the first nine months of fiscal 2014 pertaining to the proposed IQinVision merger. Operating expense reductions principally resulted from reduced personnel and lower variable selling costs associated with reduced sales.

The Company incurred an operating loss of $4.8 million for the first nine months of fiscal 2014 compared with an operating loss of $3.1 million in the year ago period.

Interest income was $11,000 for the first nine months of fiscal 2014 compared with $54,000 in the year ago period. Other expense of $14,000 for the first nine months of fiscal 2013 represents net gains and losses in the market value of certain equity securities held and on the sales of certain marketable securities.

The Company recorded income tax expense of $24,000 for the first nine months of fiscal 2014 compared with an income tax benefit of $476,000 in the year ago period. In the year ago period, the Company recorded a $500,000 tax benefit relating to the expiration of previously recognized income tax exposures (FIN 48). Both period amounts include minimum foreign subsidiary income taxes. The Company provides for a valuation allowance against its deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on reported pretax losses for both periods (see Note 9: Income Taxes).

As a result of the foregoing, the Company reported a net loss of $4.8 million for the first nine months of fiscal 2014 compared with a net loss of $2.6 million in the year ago period.

Liquidity and Capital Resources

Net cash used in operating activities was $2.2 million for the first nine months of fiscal 2014, which included a net loss of $4.5 million after non-cash charges and a $1.3 million pay down of accounts payable and accrued liabilities, offset in part by reductions in accounts receivable and inventories of $1.5 million and $1.9 million, respectively. Net cash used in investing activities was $119,000 for the first nine months of fiscal 2014 consisting principally of general capital expenditures. There were no cash flow effects from financing activities for the first nine months of fiscal 2014.  As a result of the foregoing, cash (exclusive of marketable securities) decreased by $2.3 million for the first nine months of fiscal 2014 after the minimal effect of exchange rate changes on the cash position of the Company.

On June 9, 2014, the Company declared a special cash dividend to the Company's shareholders of record as of July 11, 2014, of $.55 per common share in connection with the proposed merger with IQinVision, Inc., as further described under “Merger Agreement” herein. The dividend is conditioned upon, and will be paid within 15 days after, the closing of the proposed merger.

The cash dividend will total approximately $2.5 million and will be funded from the Company’s present cash balance. In addition, the Company expects to continue incurring material financial advisory and legal costs through the merger date.

In connection with the pending merger, the Company recently prepared a Consolidation/ Reorganization Plan (the “Plan”) which, among other things, is projected to yield significant cost synergies and materially reduce the Company’s operating loss. The Plan initiatives will result in material short term charges that, together with the dividend payment and further merger related costs, will significantly reduce the Company’s cash position within the next twelve months assuming the merger is completed. Should the merger not be approved, the Company intends to implement certain aspects of the Plan to reduce its operating losses. Execution of the Plan involves significant risks to the Company’s liquidity and operations and no assurance can be given that the Company will be successful in implementing the Plan or in achieving its expected benefits.

The Company presently believes that it will have sufficient cash to meet its anticipated operating costs and capital expenditure requirements for at least the next twelve months.

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
Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), the issued and outstanding shares of capital stock of IQinVision will, in the aggregate, be converted into the right to receive an aggregate number of shares of the Company’s common stock equal to the Outstanding Equity (as defined below) of the Company immediately prior to the Effective Time (the “Merger Consideration”). The Merger Agreement defines “Outstanding Equity” to mean, with respect to the Company, the total number of shares outstanding of the Company’s common stock then issued and outstanding, excluding outstanding options to purchase the Company’s common stock and any other securities convertible into the Company’s common stock. In addition, all outstanding IQinVision options and stock appreciation rights, as well as IQinVision’s 2011 Stock Incentive Plan and 2001 Stock Incentive Plan, will be assumed by the Company. Each option and stock appreciation right of IQinVision assumed in the Merger will be converted into an option to purchase or stock appreciation right with respect to, as applicable, a number of shares of the Company’s common stock representing the number of IQinVision shares subject to such option or stock appreciation right multiplied by the Common Stock Per Share Merger Consideration, as such term is defined in the Merger Agreement. The exercise price of each option and the base value per share of the Company’s common stock for each stock appreciation right will be proportionately adjusted.
Following the consummation of the transactions contemplated by the Merger Agreement, the shareholders of the Company immediately prior to the Effective Time and the shareholders of IQinVision immediately prior to the Effective Time will each own approximately 50% of the outstanding shares of common stock of the Company after the Merger.
Completion of the Merger is subject to a number of conditions, including, but not limited to (i) approval of the issuance of shares of the Company’s common stock in connection with the Merger by the Company’s shareholders and the adoption and approval of the Merger Agreement and the transactions contemplated thereby by IQinVision’s shareholders; (ii) approval for listing on the NYSE MKT LLC of such shares of the Company’s common stock; (iii) exercise of dissenters’ rights by no more than 10% of IQinVision’s shareholders; and (iv) other customary closing conditions. The Company cannot predict whether and when these other conditions will be satisfied.
As permitted by the Merger Agreement, on June 9, 2014, the Company declared a special cash dividend of $0.55 per share payable to the Company's shareholders of record as of the close of business on July 11, 2014. The dividend is conditioned upon, and will be payable within 15 days after, the closing of the proposed merger.
The Merger Agreement contains termination rights in favor of each of the Company and IQinVision in certain circumstances and further provides that, upon termination of the Merger Agreement under specified circumstances, either the Company or IQinVision may be required to pay the other party a termination fee of $750,000. In addition, either party may terminate the Merger Agreement if the Merger has not been completed by September 28, 2014 (the “Outside Termination Date”).
The Merger will be accounted for using the acquisition method of accounting. Vicon will be treated as the acquirer for accounting purposes. This determination was made by Vicon in accordance with the applicable accounting guidance. In making this determination, numerous factors were considered including, but not limited to, the relative ownership of the combined company by the Vicon shareholders and former IQinVision shareholders, the composition of the management team and board of directors of the combined company, the structure of the Merger in which IQinVision will become a wholly owned subsidiary of Vicon, the location of the corporate offices of the combined company, and the continued listing of the Vicon common stock on the NYSE MKT.
The Company has filed a registration statement on Form S-4, as amended, which was declared effective on July 16, 2014 by the Securities and Exchange Commission, in connection with the IQinVision proposed merger. If approved by shareholders of both companies, the Merger is expected to close before the end of the fourth quarter of Vicon’s current fiscal year, which ends on September 30, 2014. The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by reference to, the more complete disclosure provided in the Company’s current report on Form 8-K filed with the SEC on March 31, 2014 and the Company’s registration statement on Form S-4, as amended, which was declared effective by the SEC on July 16, 2014.

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

The Company has historically entered into selected forward exchange contracts to hedge certain foreign currency exposures and to help minimize the effect of such fluctuations on reported earnings and cash flow (see Note 6 “Derivative Instruments” to the accompanying condensed consolidated financial statements).  The Company’s ongoing foreign currency exchange risks include intercompany sales of product and services between subsidiary companies operating in differing functional currencies.

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

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 1A – RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 and in our registration statement on Form S-4, as amended, which was declared effective on July 16, 2014 by the Securities and Exchange Commission, in connection with the IQinVision proposed merger.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2008, the Company’s Board of Directors authorized the purchase of up to $1 million worth of shares of the Company’s outstanding common stock. In December 2009, the Board of Directors authorized the purchase of an additional $1.5 million worth of shares of the Company’s outstanding common stock. The Company did not repurchase any of its common stock during the three month period ended June 30, 2014. The approximate dollar value of shares that may yet be purchased under the program was $972,679 as of June 30, 2014.

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

August 14, 2014

/s/ Kenneth M. Darby	/s/ John M. Badke
Kenneth M. Darby	John M. Badke
Chairman and	Senior Vice President, Finance and
Chief Executive Officer	Chief Financial Officer