Form 10-K
period 2014-09-30
VICON INDUSTRIES INC /NY/
filed 2015-01-12
CIK 310056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2014

Commission File No.  1-7939

VICON INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

NEW YORK	11-2160665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

131 Heartland Blvd., Edgewood, New York	11717
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:  (631) 952-2288

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $.01	NYSE MKT
(Title of class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant based upon the closing price of $3.52 per share as of March 31, 2014 was approximately $6,243,000.

The number of shares outstanding of the registrant's common stock as of December 22, 2014 was 9,147,433.

PART I

Statements in this Report on Form 10-K that are not strictly historical facts including, without limitation, statements included under the “Business” and “Management’s Discussion and Analysis” captions, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. The forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance and/or achievements of the Company to differ materially from any future results, performance or achievements, express or implied, by the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, and that in light of the significant uncertainties inherent in forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.  The Company assumes no obligation to publicly update or revise its forward-looking statements or to advise of changes in the assumptions and factors on which they are based.

ITEM 1 - BUSINESS

General

Vicon Industries, Inc. (the "Company"), incorporated in 1967, develops video management software and also designs, assembles and markets a wide range of video system components, comprised principally of cameras, network video servers/recorders, encoders and mass storage units, used in security, surveillance, safety and control applications by a broad group of end users.  A video system is typically a private (or hybrid public/private) network that can transmit and receive video, audio and data signals in accordance with the operational needs of the user.  The Company's primary business focus is the design of network video systems that it produces and sells worldwide, primarily to authorized dealers, system integrators, government entities and security products distributors.

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

On August 29, 2014, the Company merged with IQinVision, Inc. (“IQinVision”), a California corporation, with IQinVision surviving as a wholly owned subsidiary of the Company (the “Merger”). In connection with the Merger, the Company issued 4,522,335 shares of its common stock to IQinVision shareholders, which represented 50% of the Company’s outstanding common stock at the date of the Merger. In addition, the Company assumed a total of 642,420 IQinVision stock options and stock appreciation rights along with related 2001 and 2011 Stock Incentive Plan provisions at the date of the Merger. The number and exercise prices of these equity instruments assumed were proportionately determined in accordance with a specified merger agreement exchange formula. In connection with the IQinVision merger, on September 12, 2014, the Company paid a special cash dividend of $0.55 per share ($2.5 million in the aggregate) to Company shareholders of record as of July 11, 2014.

IQinVision has been designing HD megapixel IP security cameras since 1998. Their IQeye branded camera product line augments the Company’s OEM camera offering and has historically been sold through many of the same market channels as the Company's products for use in similar end user applications.

Products

The Company’s product line consists of various elements of a video system, including cameras for image capture, stand-alone network video management system (VMS) software and various video recording, storage, management and output devices and peripherals. The Company’s ViconNet branded VMS software is sold either separately or configured in a Network Video Recording (“NVR”) or Digital Video Recording (“DVR”) device. Video capture offerings include a range of analog, digital and high definition (HD) megapixel cameras for both fixed and robotic positioning applications, along with associated housing options to perform in a broad range of climatic and operating environments.   The Company also sells and/or produces other video system components such as video encoders decoders and monitors, camera lenses, housings and mounts, matrix video switchers and controls and various video transmission devices. The addition of IQinVision's IQeye line of cameras provides the Company with a proprietary and broader range of HD megapixel camera solutions.

The Company’s products range from a simple camera mounting bracket to a large IP based video camera control, transmission, recording, storage and virtual matrix switching system.  The Company’s sales are concentrated principally among its network video products (ViconNet™ (VMS) and Kollector™ (NVR’s and DVR’s)), Surveyor™ (robotic dome cameras) and Roughneck™ (fixed position cameras) product lines. IQinVision's branded camera product offering will contribute to the Company’s historical camera sale concentration.

Marketing

The Company’s marketing emphasizes video system solution capability which includes system and network design, pre-ship configuration, project management, technical training and pre and post-sales support. The Company promotes and markets its products through industry trade shows worldwide, product brochures, catalogs, direct marketing and electronic mailings to existing and prospective customers, webinars, technical seminars for system designers, customers and end users, road shows which preview new systems and system components, and advertising through trade and end user magazines and the Company's web site (www.vicon-security.com). The Company’s products are sold principally to independent dealers, system integrators and security products distributors.  Sales are made principally by Company field sales engineers supported by inside customer service representatives.  The Company’s sales effort is supported by field or in-house professional and technical services staff who provide product information, system and network design, project management, and hardware and software pre-configuration and support.

The IQeye line of cameras provides the Company with a broader range of HD megapixel camera solutions to be marketed on a stand-alone basis and integrated with its traditional systems solutions. The sales and marketing efforts for this product line will be consolidated into the Company’s existing infrastructure and enhanced to promote a broader combined sales channel participation. Independent manufacturer sales representative coverage will be added in certain geographic areas to augment existing Company field sales engineers.

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

The Company’s principal sales offices are located in Edgewood (Brentwood), New York; San Juan Capistrano, California; Fareham, England; and Neumunster, Germany.

International Sales

The Company sells its products in Europe, the Middle East and Africa (EMEA) through its European based subsidiaries and elsewhere outside the U.S. principally by direct export from its U.S. headquarters.  The Company primarily uses a wide range of installation companies and security product distributors in international markets.

Export sales and sales from the Company’s foreign subsidiaries amounted to $15.0 million and $14.4 million, or 43% and 36% of consolidated net sales in fiscal years 2014 and 2013, respectively.  The Company’s principal foreign markets are the U.K., Europe, Middle East and the Pacific Rim, which together accounted for approximately 77% of international sales in fiscal 2014.

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

Engineering and Development

The Company’s principal engineering and development activities have been conducted out of its Israeli based subsidiary. These efforts have focused principally on the enhancement of existing ViconNet VMS software and development of next generation video management software systems, along with certain camera line development.  In recent years, the trend of product development and demand within the video security and surveillance market has been toward enhanced software applications involving the compression, analysis, transmission, storage, manipulation, imaging and display of digital video over IP networks.  Since the Company’s target market segment (enterprise applications) requires it to keep pace with changes in technology, the Company has focused its engineering effort in these developing areas.  Development projects are chosen and prioritized based on competitor threats, the Company’s analysis as to the needs of the marketplace, anticipated technological advances and market research.

Since the Merger, the Company’s camera development activities have been assumed by IQinVision’s California based engineering team. These activities will focus on the enhancement and repositioning of existing product offerings and development of higher resolution and specialty cameras.

Engineering and development expense amounted to approximately $4.6 million and $4.2 million, or 13% and 11% of net sales, in fiscal years 2014 and 2013, respectively.

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

Intellectual Property

The Company owns a very limited number of patents and trademarks. Most of the Company’s key products utilize proprietary software which is protected by copyright.  The Company considers its software to be unique and is a principal element in the differentiation of the Company’s products from its competition.  However, the laws of certain foreign countries do not protect intellectual property rights to the same extent or in the same manner as the laws of the U.S.  The Company has no significant licenses, franchises or concessions with respect to any of its products or business dealings.

Inventories

The Company generally maintains sufficient finished goods inventory levels to respond to customer demand, since most sales are to installing dealers and system integrators who normally do not carry any significant inventory.  The Company principally builds inventory to known or anticipated customer demand.  In addition to normal safety stock levels, certain additional inventory levels may be maintained for products with long purchase and manufacturing lead times. The Company believes that it is important to carry adequate inventory levels of parts, components and products to avoid production and delivery delays that may detract from its sales effort.

Backlog

The backlog of orders believed to be firm as of September 30, 2014 and 2013 was approximately $2.5 million and $2.6 million, respectively.  Orders are generally cancelable without penalty at the option of the customer.  The Company prefers that its backlog of orders not exceed its ability to fulfill such orders on a timely basis, since experience shows that long delivery schedules only encourage the Company’s customers to look elsewhere for product availability.

Employees

At September 30, 2014, the Company employed 168 full-time employees, which includes a total of 41 new employees assumed by the Company in the IQinVision merger.  At September 30, 2013, the Company employed 136 persons.  There are no collective bargaining agreements with any of the Company’s employees and the Company considers its relations with its employees to be good.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

The Company operates from a 35,000 square-foot headquarters facility located at 131 Heartland Blvd., Edgewood, New York, which it owns. In November 2014, the Company entered into a contract for the sale of this facility at a price of $3.5 million, excluding sales commission and closing costs. The transaction is expected to close in the second fiscal quarter of 2015 and is contingent upon certain buyer conditions and customary closing provisions. At the same time, the Company entered into a lease for a new 30,000 square foot headquarters facility located in Hauppauge, New York.

The Company also owns a 14,000 square-foot sales, service and warehouse facility in southern England which services Europe, the Middle East and Africa. This facility is presently being marketed for sale and will ultimately be replaced by a smaller leased facility in the event of a sale transaction. At the time of the IQinVision Merger, IQinVision leased an 11,000 square-foot office and warehouse facility in San Juan Capistrano, California. In September 2014, this lease was terminated effective December 31, 2014. In November 2014, the Company entered into a new 5,393 square-foot office lease in San Juan Capistrano to replace the terminated lease. In addition, the Company operates under leases from offices in Yavne, Israel; Neumunster, Germany; and various local sales offices throughout Europe.

The Company believes that its facilities are adequate to meet its current and foreseeable operating needs.

ITEM 3 - LEGAL PROCEEDINGS

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock is traded on the NYSE MKT under the symbol (VII).  The following table sets forth for the periods indicated, the range of high and low prices for the Company's common stock:

Quarter Ended	High	Low
Fiscal 2014
December	3.54	2.56
March	4.35	2.92
June	3.52	2.40
September	6.14	2.02
Fiscal 2013
December	3.15	2.33
March	2.95	2.39
June	3.46	2.43
September	2.80	2.52

The last sale price of the Company’s common stock on December 22, 2014 as reported on the NYSE MKT was $1.48 per share.  As of December 22, 2014, there were approximately 175 shareholders of record.

In connection with the IQinVision merger, on September 12, 2014, the Company paid a special cash dividend of $0.55 per share ($2.5 million in the aggregate) to Company shareholders of record as of July 11, 2014. The Company has never declared or paid any prior cash dividends on its common stock and anticipates that any earnings in the foreseeable future will be retained to finance the growth and development of its business.

In December 2008, the Company’s Board of Directors authorized the purchase of up to $1 million worth of shares of the Company’s outstanding common stock.  In December 2009, the Board of Directors authorized the purchase of an additional $1.5 million worth of shares of the Company’s outstanding common stock.  The Company did not repurchase any of its common stock during the three month period ended September 30, 2014. The approximate dollar value of shares that may yet be purchased under the program was $972,679 as of September 30, 2014.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements for the periods indicated, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, product warranties, inventories, long lived assets, goodwill, income taxes and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors including general market conditions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Results for the periods reported herein are not necessarily indicative of results that may be expected in future periods.

Overview
The Company designs, assembles and markets video management systems and system components for use in security, surveillance, safety and communication applications by a broad group of end users worldwide. The Company’s product line consists of various elements of a video system, including DVR's, NVR's, video encoders, decoders, servers and related video management software, data storage units, analog, digital and HD megapixel fixed and robotic cameras, virtual and analog matrix video switchers and controls, and system peripherals.

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

The Company competes in a market of rapid technology shifts which enhance the performance capability of security systems.  As a result, the Company spends a significant amount on new product development. In fiscal 2014 and 2013, the Company incurred $4.6 million and $4.2 million of engineering and development expense or 13% and 11% of net sales, respectively. The Company’s expenditures for product development are substantially less than its major competitors.  The ongoing market shift to IP based products and network technologies will continue to burden the Company’s development resources and increase ongoing annual expense for product development.  Further, the Company’s sales effort requires a high level of customer service and technical support for its products.  The Company routinely considers various strategic options that may augment or supplement its present product offerings and technology platforms.

The Company has a foreign sales and distribution subsidiary in Europe that conducts business in British pounds and Euros that represented approximately 30% of the Company’s consolidated sales for fiscal 2014. It also has an Israel based engineering and development subsidiary that incurs a majority of its operating expenses in Shekels that represented approximately 21% of the Company’s operating expenses for fiscal 2014. The Company has historically entered into selected forward currency exchange contracts during favorable exchange rate conditions to help stabilize the impact of changing exchange rates and will consider doing so in the future, financing permitted. However, such hedging activities cannot entirely eliminate the long term effects of foreign currency exchange movements.

Merger Agreement

On August 29, 2014, the Company merged with IQinVision, Inc. (“IQinVision”), a California corporation, with IQinVision surviving as a wholly owned subsidiary of the Company (the “Merger”). In connection with the Merger, the Company issued 4,522,335 shares of its common stock to IQinVision shareholders, which represented 50% of the Company’s outstanding common stock at the date of the Merger. In addition, the Company assumed a total of 642,420 IQinVision stock options and stock appreciation rights along with related 2001 and 2011 Stock Incentive Plan provisions at the date of merger. The number and exercise prices of these equity instruments assumed were proportionately determined in accordance with a specified merger agreement exchange formula. For accounting purposes, the purchase price of the business combination at the date of closing was $14.9 million, consisting of 4,522,335 shares of Vicon common stock valued at $14.2 million on the date of issuance and assumed IQinVision stock options and stock appreciation rights valued at $723,000 in accordance with Financial Accounting Standards Board ASC 718. In connection with the Merger, the Company incurred $1.1 million of transaction and other merger related costs that were expensed in 2014. Subsequent to the merger, the Company began execution of a global integration and restructuring plan (“the Plan”) targeted to, among other things, reduce operating costs and maximize operating cash flow. The Company incurred certain related restructuring costs that have been reflected in its fourth quarter of fiscal year 2014 results and anticipates incurring additional charges during fiscal year 2015 as planned initiatives are phased in.

In connection with the IQinVision merger, on September 12, 2014, the Company paid a special cash dividend of $0.55 per share ($2.5 million in the aggregate) to Company shareholders of record as of July 11, 2014.

The Merger has been accounted for using the acquisition method of accounting and the Company has been treated as the acquirer for accounting purposes. This determination was made in accordance with the applicable accounting guidance based upon numerous factors including, but not limited to, the relative ownership of the combined company by the Company and former IQinVision shareholders, the composition of the management team and board of directors of the combined company, the structure of the Merger in which IQinVision became a wholly owned subsidiary of the Company, the location of the corporate offices of the combined company, and the continued listing of the Company’s common stock on the NYSE MKT.

The IQinVision product line augments the Company’s OEM camera offerings and has historically been sold through many of the same market channels for use in similar end user applications.

RESULTS OF OPERATIONS

Fiscal Year 2014 Compared with 2013

The financial results for fiscal year 2014 include the results of operations for IQinVision only from August 29, 2014, the closing date of the Merger, through September 30, 2014. Accordingly, they are not indicative of results that will be reported in future periods.

Net sales for 2014 decreased by $5.0 million (12%) to $34.9 million compared with $39.9 million in 2013. Sales of IQinVision products for the period from the merger closing date of August 29, 2014 through September 30, 2014 were $1.8 million. The Company net sales for 2014, exclusive of IQinVision sales, decreased by $6.8 million or 17% for the period. Sales in the America’s decreased $5.7 million (19%) to $24.4 million compared with $30.1 million in 2013, while Europe, Middle East and Africa (EMEA) sales increased $734,000 (8%) to $10.5 million compared with $9.8 million in 2013.  Order intake for 2014 decreased 14% to $33.7 million compared with $39.3 million in 2013. North America order intake decreased 19% to $23.8 million compared with $29.2 million in 2013 while EMEA order intake decreased 2% to $9.9 million compared with $10.1 million in 2013. The Company's 2014 America’s sales and order rates were negatively affected by, among other things, reduced government infrastructure spending in market channels served, a general increase in market competition and the remnants of a technical issue relating to a prior year ViconNet video management software release. The backlog of unfilled orders was $2.5 million at September 30, 2014 compared with $2.6 million at September 30, 2013.

Gross profit margins for 2014 decreased to 34.9% compared with 38.0% in 2013. Current profit margins were negatively impacted by $519,000 (1.5%) of inventory provisions related to restructuring initiatives. Excluding the effects of restructuring inventory provisions, 2014 margins would have been 36.3%. The 2014 margin decline was due principally to a combination of less favorable product mix and increased system discounting due to market competition.

Operating expenses for 2014 increased $834,000 to $20.0 million or 57.5% of net sales compared with $19.2 million or 48.2% of net sales in 2013. Operating expenses of IQinVision for the period from the merger closing date of August 29, 2014 through September 30, 2014 were $880,000. Operating expenses for 2014, exclusive of IQinVision, were similar to 2013 at $19.2 million. Selling, general and administrative (SG&A) expenses decreased $1.2 million to $13.8 million for 2014 compared with $15.0 million in 2013. Exclusive of $480,000 of IQinVision expenses, SG&A expenses for 2014 decreased $1.6 million relating principally to lower variable selling costs associated with reduced sales and overall workforce reductions. Engineering and development expenses increased $406,000 to $4.6 million for 2014 compared with $4.2 million for 2013. Exclusive of $141,000 of IQinVision expenses, engineering and development expenses for 2014 increased $265,000 relating principally to new product development activities. In 2014, the Company incurred $1.1 million of merger related costs in connection with the August 29, 2014 combination. In the fourth quarter of 2014, the Company recognized $520,000 of severance charges in connection with a merger related integration and restructuring plan. Further restructuring charges are anticipated through the balance of fiscal 2015 as planned initiatives are phased in. Exclusive of $621,000 of IQinVision expense, $520,000 of restructuring charges and $1.1 million of merger costs, operating expenses for 2014 decreased $1.4 million to $17.8 million compared with $19.2 million in 2013.

The Company incurred an operating loss of $7.9 million for fiscal 2014 compared with an operating loss of $4.1 million for fiscal 2013. Excluding non-recurring merger-related expenses of $1.1 million and restructuring charges of $1.0 million, the Company would have reported an operating loss of $5.8 million for 2014.

On November 12, 2014, the Company entered into a contract to sell its Edgewood, New York headquarters facility for a price of $3.5 million. The transaction is expected to close in the second fiscal quarter of 2015 and is contingent upon certain Buyer conditions and customary closing provisions. An estimated loss of $52,000 has been reflected in 2014 on the sale after factoring in estimated selling and transaction costs. In the fourth quarter of 2013, the Company recorded a $3.5 million gain on the sale of its previously owned Hauppauge, New York headquarters facility.

Interest and other income decreased $27,000 to $14,000 for 2014 compared with $41,000 for 2013 due principally to reduced cash balances.

No income tax benefit was recognized on losses reported for the years presented due to uncertainty of realization. In fiscal 2011, the Company provided a valuation allowance against its deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on subsequent reported pretax losses (see Note 3: Income Taxes). The Company recorded an income tax benefit of $543,000 for fiscal 2013 relating to the expiration of previously recognized income tax exposures, offset by minimum foreign subsidiary income taxes.

As a result of the foregoing, the Company reported a net loss of $7.9 million for 2014 compared with net income of $19,000 for 2013.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $2.7 million for fiscal 2014. The Company incurred $7.3 million of cash operating losses for the year after $646,000 of non-cash charges. Such cash losses were offset in part by reductions in accounts receivable and inventories of $1.3 million and $2.1 million, respectively, together with a $957,000 increase in accounts payable and accrued liabilities. Net cash provided by investing activities was $1.7 million in 2014, which included $1.9 million of cash assumed in the IQinVision merger, offset in part by $140,000 of general capital expenditures. Net cash used in financing activities was $2.5 million for fiscal 2013 relating to a one time dividend paid to the Company’s pre-merger shareholders in connection with the Merger. As a result of the foregoing, cash (exclusive of marketable securities) decreased by $3.5 million in 2014 after the minimal effect of exchange rate changes on the cash position of the Company.

On August 29, 2014, the Company completed its merger with IQinVision, Inc. and subsequently began execution of a global integration and restructuring plan (the "Plan") targeted to, among other things, reduce operating costs and maximize operating cash flow. The Company incurred certain related restructuring costs that have been reflected in its fourth quarter of fiscal year 2014 results and anticipates incurring additional charges during fiscal year 2015 as planned initiatives are phased in. Pursuant to the Plan, in November 2014, the Company entered into a contract for the sale of its Edgewood, New York headquarters facility at a price of $3.5 million, excluding sales commission and closing costs. The transaction is expected to close in the second fiscal quarter of 2015 and is contingent upon certain buyer conditions and customary closing provisions. At the same time, the Company entered into a lease for a replacement headquarters facility located in Hauppauge, New York. The Company is also marketing its 14,000 square-foot United Kingdom based operating facility for sale, which is expected to be replaced by a smaller leased facility in the event of a sale transaction. These measures were taken in part to support anticipated cash flow requirements during 2015. These assets are presented as held for sale in the accompanying balance sheets.

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

For products that include software and for separate licenses of the Company’s software products, the Company recognizes revenue in accordance with the provisions of FASB Accounting Standards Update (ASU) 2009-13, “Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements” (ASU 2009-13).  ASU 2009-13 provides revenue recognition guidance for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable in the arrangement based on the fair value of the elements.  The fair value for each deliverable is based on vendor-specific objective evidence ("VSOE") if available, third-party evidence ("TPE") if VSOE is not available, or best estimate of selling price ("BESP") if neither VSOE nor TPE is available.  BESP must be determined in a manner that is consistent with that used to determine the price to sell the specific elements on a standalone basis.

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

The Company assesses the recoverability of the carrying value of its long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company evaluates the recoverability of such assets based upon the expectations of undiscounted cash flows from such assets.  If the sum of the expected future undiscounted cash flows were less than the carrying amount of the asset, a loss would be recognized for the difference between the fair value and the carrying amount.

The Company’s goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in the recent business combination. Goodwill is not amortized and is tested for impairment at least annually. When evaluating goodwill for impairment, the Company may first perform an assessment of qualitative factors to determine if the fair value of the reporting unit is more-likely-than-not greater than its carrying amount. If, based on the review of the qualitative factors, the Company determines it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying value, the required two-step impairment test can be bypassed. If the Company does not perform a qualitative assessment or if the fair value of the reporting unit is not more-likely-than-not greater than its carrying value, the Company must perform the first step of the two-step impairment test, and calculate the estimated fair value of the reporting unit. If the carrying value of goodwill exceeds the estimated fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment for goodwill is measured as the excess of its carrying amount over its fair value.

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

Accounting for restructuring activities, as compared to regular operating cost management activities, requires an evaluation of formally committed and approved plans. Restructuring activities have comparatively greater strategic significance and materiality and may involve exit activities, whereas regular cost containment activities are more tactical in nature and are rarely characterized by formal and integrated action plans or exiting a particular product, facility or service.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance on revenue from contracts with customers. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved, in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. This guidance permits the use of either the retrospective or cumulative effect transition method and is effective for the Company beginning in 2017; early adoption is not permitted. The Company has not yet evaluated the impact of this guidance on the Company's financial condition, results of operations and related disclosures.

In August 2014, the FASB issued guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and related footnote disclosures. Management will be required to evaluate, at each reporting period, whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. This guidance is effective prospectively for annual and interim reporting period beginning in 2017. The Company has not yet evaluated the impact of this guidance on the Company’s financial condition, results of operations and related disclosures.

Foreign Currency Activity

The Company’s foreign exchange exposure is principally limited to the relationship of the U.S. dollar to the British pound sterling, the Euro and the Israeli shekel. The Company has historically entered into forward exchange contracts to help mitigate short-term exchange rate exposures during favorable exchange rate conditions. The Company also attempts to reduce the impact of an unfavorable exchange rate condition through cost reductions from its suppliers and shifting product sourcing to suppliers transacting in more stable and favorable currencies. However, there can be no assurance that forward exchange contracts will be obtainable in the future or that the Company will otherwise be effective in limiting long-term foreign currency exposure.

Sales by the Company’s U.K. and German based subsidiaries to customers in Europe are made in British pounds or Euros.  In fiscal 2014, approximately $1.9 million of products were sold by the Company to its U.K. based subsidiary for resale.  The Company has also entered into certain engineering cost sharing agreements with its U.K. based subsidiary that are denominated in U.S. dollars.  The Company has historically attempted to minimize its currency exposure on these intercompany transactions through the purchase of forward exchange contracts during favorable exchange rate conditions. No foreign exchange contracts were entered into during fiscal years 2014 and 2013.

The Company’s Israeli based subsidiary incurs shekel based operating expenses which are funded by the Company in U.S. dollars.  In fiscal 2013, the Company purchased forward exchange contracts to hedge its currency exposure on certain of these expenses. As of September 30, 2014 and 2013, the Company had no forward exchange contracts outstanding.

Statements in this Report on Form 10-K that are not strictly historical facts including, without limitation, statements included under the “Business” and “Management’s Discussion and Analysis” captions, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. The forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance and/or achievements of the Company to differ materially from any future results, performance or achievements, express or implied, by the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, and that in light of the significant uncertainties inherent in forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.  The Company assumes no obligation to publicly update or revise its forward-looking statements or to advise of changes in the assumptions and factors on which they are based.

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

Management's Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 1992 framework (COSO) in Internal Control-Integrated Framework. Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2014 and concluded that it is effective at a reasonable assurance level. On August 29, 2014, the Company completed its merger with IQinVision, Inc. and continues to evaluate the internal control over financial reporting of the acquired business. As permitted by SEC Staff interpretive guidance for newly acquired businesses, the internal control over financial reporting of IQinVision, Inc. was excluded from a formal evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2014.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the fiscal year ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting, except for the Company's merger with IQinVision, Inc. which was completed on August 29, 2014.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Executive Officers and Directors of the Company are as follows:

Name	Age	Position
Eric S. Fullerton	59	Chief Executive Officer and Director
Charles S. Chestnutt	57	Executive Vice President and Chief Operating Officer
John M. Badke	55	Senior Vice President, Finance and Chief Financial Officer
Bret M. McGowan	49	Senior Vice President, Sales and Marketing (Americas)
Peter A. Horn	59	Vice President, Operations
Mark S. Provinsal	48	Managing Director, Vicon Industries, Ltd.
Julian A. Tiedemann	50	Chairman of the Board of Directors
Joseph A. Budano	53	Director
Gioia Messinger	52	Director
Arthur D. Roche	76	Director

The business experience, principal occupations and employment, as well as period of service, of each of the officers and directors of the Company during at least the last five years are set forth below.

Eric S. Fullerton - Chief Executive Officer and Director. Mr. Fullerton has served as Chief Executive Officer since joining the Company in September 2014. Prior to joining the Company, Mr. Fullerton served as Chief Sales and Marketing Officer at Milestone Systems A/S, a leading provider of open platform IP video management software, since 2007, and before that as its VP Americas since 2004. Mr. Fullerton was previously Chief Executive Officer of the IT security company netVigilance, Inc. and before that, he held several senior level positions including General Manager of Intel's Converged Edge and Network Systems Divisions, Chief Executive Officer of Cray Communications and Managing Director of NOKIA's Consumer Electronics and Telecommunications divisions in Denmark. Mr. Fullerton brings extensive industry knowledge and experience to the Board. Mr. Fullerton was appointed to the Board upon resignation of his predecessor, Kenneth M. Darby, and will serve a term ending on the next annual meeting.

Charles S. Chestnutt - Executive Vice President and Chief Operating Officer. Prior to the August 29, 2014 IQinVision merger, Mr. Chestnutt was appointed Executive Vice President and Chief Operating Officer in August 2014 pursuant to the IQinVision merger. Mr. Chestnutt previously served as IQinVision's President and Chief Executive Officer since June 2013. Prior to that time, he served as IQinVision’s Chief Operating Officer and Chief Financial Officer since joining IQinVision in 2002. On November 18, 2014, the Company entered into a separation agreement with Mr. Chestnutt whereby his employment will cease effective January 2, 2015.

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

Bret M. McGowan - Senior Vice President, Sales and Marketing (Americas). Mr. McGowan has been Senior Vice President, Sales and Marketing (Americas) since June 2012. Previously, he served in varying Sales and Marketing vice president capacities since 2001. Previously, he served as Director of Marketing since 1998 and as Marketing Manager since 1994. He joined the Company in 1993 as a Marketing Specialist.

Peter A. Horn - Vice President, Operations.  Mr. Horn has been Vice President, Operations since June 1999. From 1995 to 1999, he was Vice President, Compliance and Quality Assurance.  Prior to that time, he served as Vice President in various capacities since his promotion in May 1990.

Mark S. Provinsal - Managing Director, Vicon Industries, Ltd.  Mr. Provinsal joined the Company in January 2010 as its Vice President, Marketing and Product Management, and in January 2012 transferred to the Company's U.K. based subsidiary, Vicon Industries, Ltd., to serve as its Director of Sales and Marketing until becoming its Managing Director in June 2014.  Prior to joining the Company, Mr. Provinsal served as Executive Vice President of Dedicated Micros Inc. (U.S.) from 2008 and prior as its Vice President Marketing and Product Strategy since 2006.  From 2000 to 2006, he served as the Director of Marketing and Product Development of IPIX Corporation.

Julian A. Tiedemann - Chairman of the Board of Directors. Mr. Tiedemann has been a director of the Company since May 2011 and was elected Chairman of the Board on December 4, 2014. Since 2008, he has been Executive Vice President and Chief Operating Officer of The InterTech Group, a holding company and operator of a diverse global group of companies. From 1996 to 2008, Mr. Tiedemann was Vice President of Human Resources, Risk Management and Administration for The InterTech Group. In addition, he previously served on the Board of Directors of Hudson's Bay Company, a multi-billion dollar Canadian national retailer. Mr. Tiedemann brings extensive knowledge and experience in operating and administration matters having served as Chief Operating Officer of a diverse group of global companies and having previously served as a director of a multi-billion dollar retailer. His current term on the Board ends in May 2015.

Joseph A. Budano - Director. Mr. Budano was appointed to the Board in August 2014 pursuant to the Merger with IQinVision. Mr. Budano has been the President and Chief Executive Officer of Indyme Solutions LLC, a supplier of retail customer service and loss prevention solutions, since 2012. From 2009 to 2012, Mr. Budano served as Chief Executive Officer of Energy Innovations. Prior to that, Mr. Budano served as Chief Executive Officer of Elgar Electronics from 2002 to 2008. Mr. Budano has served as a senior executive at a diverse group of both publicly listed and private equity backed high tech companies. Prior to his leadership roles, Mr. Budano was a management consultant at the Boston Consulting Group and served in several engineering management and engineering roles at Motorola. Mr. Budano brings extensive experience with merger and acquisition transactions and in post-merger integration. Mr. Budano also provides particular insight into product and sales growth strategies from his consulting background and significant operational experience growing technology companies. Pursuant to the terms of the merger agreement with IQinVision, Mr. Budano was appointed to the Board for a term ending in May 2016, subject to election by shareholders at the next annual meeting.

Gioia Messinger - Director. Ms. Messinger was appointed to the Board in August 2014 pursuant to the Merger with IQinVision, after having served as a director of IQinVision since 2012. Ms. Messinger is the Chief Executive Officer of LinkedObjects, Inc., a technology and business strategy firm specializing in wireless Internet enabled devices, which she founded in 2012. Prior to being acquired by NETGEAR in 2012, Ms. Messinger served as the Chairman and Chief Executive Officer of Avaak, Inc., a company she founded in 2004. Prior to that, Ms. Messinger was the founder and Chief Executive Officer of an engineering services firm and a medical information systems company, and brings extensive knowledge and experience in operating and administration matters. Pursuant to the terms of the merger agreement with IQinVision, Ms. Messinger was appointed to the Board for a term ending in May 2016, subject to election by shareholders at the next annual meeting.

Arthur D. Roche - Director.  Mr. Roche has been a director of the Company since 1992.  He served as Executive Vice President and co-participant in the Office of the President of the Company from August 1993 until his retirement in November 1999.  For the six months prior to that time, Mr. Roche provided consulting services to the Company.  In October 1991, Mr. Roche retired as a partner of Arthur Andersen & Co., an international accounting firm which he joined in 1960.  Mr. Roche brings extensive Company knowledge and financial experience having served as the Company’s Executive Vice President and formerly serving as a partner with an international public accounting firm.  Mr. Roche brings particular insight to the Board based on his former management responsibilities and provides strategic planning and financial oversight.  His current term on the Board ends in August 2017.

There are no family relationships between any director, executive officer or person nominated or chosen by the Company to become a director or officer.

Audit Committee Financial Expert

All named directors other than Mr. Fullerton are independent directors and members of the Audit Committee. The Board of Directors has determined that Arthur D. Roche, Chairman of the Audit Committee, qualifies as an “Audit Committee Financial Expert”, as defined by Securities and Exchange Commission Rules, based on his education, experience and background.  Mr. Roche is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct that applies to all its employees, including its chief executive officer, chief financial and accounting officer, controller, and any persons performing similar functions.  Such Code of Ethics and Business Conduct is published on the Company’s internet website (www.vicon-security.com).

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended September 30, 2014 and certain written representations that no Form 5 is required, no person who, at any time during the year ended September 30, 2014 was a director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the year ended September 30, 2014.

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

For fiscal 2014, no incentive bonus programs were instituted due to financial constraints and the pending merger with IQinVision. For fiscal 2013, a performance based bonus plan was established for certain of the Company’s executive officers, including among others Kenneth M. Darby, the Company's former Chief Executive Officer, and John M. Badke, Chief Financial Officer, whereby the participants would share a bonus pool equal to 25% of consolidated pretax earnings, subject to certain adjustments. Messrs. Darby and Badke earned no bonuses under such plan for fiscal 2013. In addition, a performance based bonus plan was established for Bret M. McGowan, Senior Vice President, Sales and Marketing (Americas), whereby he could earn an amount up to $100,000 for the achievement of certain U.S. and export sales targets. Mr. McGowan earned no bonus under such plan for fiscal 2013. However, Messrs. Darby, Badke and McGowan were granted discretionary bonuses of $50,000, $40,000 and $30,000, respectively, for fiscal 2013. Such bonuses were approved by the Company's Board of Directors upon the recommendation of its Compensation Committee.

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

In March 2007, the Board of Directors adopted the Company’s 2007 Stock Incentive Plan, which was approved by the Company’s stockholders at its Annual Meeting of Stockholders held on May 18, 2007. Under such plan, a total of 500,000 shares of common stock were reserved for issuance and include the grant of stock options, restricted stock and other stock awards as determined by the Compensation Committee. The purpose of the Stock Incentive Plan is to attract and retain executive management by providing them with appropriate equity-based incentives and rewards for superior performance and to provide incentive to a broader range of employees.  In fiscal 2013, the Compensation Committee awarded a total of 15,000 stock options to named executive officers, consisting of 10,000 to Mr. Badke and 5,000 to Mr. McGowan.  No option awards were made to named executive officers in fiscal 2014.

Retirement, Health and Welfare Benefits and Other Perquisites.  The Company’s executive officers are entitled to a specified retirement/severance benefit pursuant to employment agreements as detailed below.

In addition, the executive officers are entitled to participate in all of the Company’s employee benefit plans, including medical, dental, group life, disability, accidental death and dismemberment insurance and the Company’s sponsored 401(k). The Company also has provided its former Chief Executive Officer with a country club membership and certain additional insurances not covered by primary insurance plans available to other employees and the Company’s named executive officers are provided either a leased car or auto allowance.

Employment Agreements

On September 10, 2014, the Company entered into an at-will employment offer letter agreement (the “Agreement”) with Eric S. Fullerton upon his appointment as the Company’s Chief Executive Officer. Pursuant to the Agreement, Mr. Fullerton receives a base salary of $300,000 per year and is eligible to receive a discretionary bonus for his first full fiscal year of employment for the Company’s fiscal year ending September 30, 2015, subject to achievement of performance goals and objectives to be established by the Company’s Board of Directors. The Company will also reimburse Mr. Fullerton for reasonable costs and expenses of relocation and for temporary housing in an amount not to exceed $3,500 per month for up to the first twelve months of his employment.

Under the terms of the Agreement, Mr. Fullerton will be eligible to receive up to 600,000 shares of the Company’s common stock (the “Shares”). The Shares will be issued pursuant to a Stock Agreement, dated September 10, 2014, between the Company and Mr. Fullerton and will be issued in four equal installments on each of the first four anniversaries of the Commencement Date, provided Mr. Fullerton is then employed by the Company. Notwithstanding the foregoing, 50,000 of the Shares otherwise issuable to Mr. Fullerton on the first anniversary of the Commencement Date will instead be issued to Mr. Fullerton upon the Company’s Board of Directors’ approval of a restructuring plan for Fiscal Year 2015 submitted by Mr. Fullerton to the Board within the first ninety days of his employment, provided Mr. Fullerton is then employed by the Company. The Shares will be granted outside of the Company’s shareholder approved equity incentive plan as an inducement material to Mr. Fullerton’s acceptance of employment pursuant to Section 711(a) of the NYSE MKT Company Guide.

The Agreement provides that if Mr. Fullerton’s employment with the Company is terminated by the Company for any reason other than “cause” (as defined in the Agreement), Mr. Fullerton will be entitled to continuation of his base salary for twelve months; provided, however, that, if his employment with the Company is terminated by the Company for any reason other than “cause” after the first year of his employment, Mr. Fullerton will only be entitled to such severance if he had completed his relocation to the Company’s New York headquarters. Further, any severance will cease immediately upon commencement of Mr. Fullerton’s employment with another company.

As a condition of employment, Mr. Fullerton has entered into a confidentiality and non-solicitation agreement with the Company. Mr. Fullerton is also subject to non-competition covenants that prohibit him from engaging in certain activities during the period of his employment with the Company.

In March 2014, the Company entered into an agreement with its former Chief Executive Officer ("CEO"), Kenneth M. Darby, whereby Mr. Darby agreed to resign from his position as CEO and Director upon the Company's appointment of a new CEO and surrender all of his stock options in exchange for a four month continuation of base salary and benefits upon resignation.

The Company has entered into employment agreements with certain of its named executive officers that provide certain benefits upon termination of employment or change in control of the Company without Board of Director approval. All such agreements provide the named executive officer with a payment of three times their average annual compensation for the previous five year period if there is a change in control of the Company without Board of Director approval, as defined. Such payment can be taken in a present value lump sum or equal installments over a three year period. The agreements also provide the named executive officers with certain severance/retirement benefits upon certain occurrences including termination of employment without cause as defined, termination of employment due to the Company’s breach of specified employment conditions (good reason termination), death, disability or retirement at a specified age. Such severance/retirement benefit provisions survive the expiration of the agreements and include a fixed stated benefit of $350,000 for Mr. Badke, $324,000 for Mr. Chestnutt and $290,000 for Mr. McGowan.  In addition, Mr. Badke receives an additional deferred compensation benefit upon termination of employment in certain circumstances in the form of 6,561 shares of the Company’s common stock.

On November 18, 2014, the Company entered into a separation agreement with Mr. Chestnutt whereby his employment with the Company will cease on January 2, 2015. In addition to the $324,000 severance obligation specified in Mr. Chestnutt’s employment agreement, payable over a two year period, the Agreement also provides Mr. Chestnutt with an extension of his vested stock options and stock appreciation rights for a period of up to three years in return for his general release of claims against the Company and non-disparagement and confidentiality obligations.

2014 Summary Compensation Table

The following table sets forth all compensation for the fiscal year ended September 30, 2014 awarded to or earned by the Company’s Chief Executive Officer and by each of its other named executive officers whose total compensation exceeded $100,000 during such period.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)(3)	All Other Compensation ($)		Total ($)
Kenneth M. Darby Former Chairman and Chief Executive Officer	2014	213,750	(6)			—		—	98,829	(4)	312,579
	2013	225,000		50,000	(1)	—		—	23,418	(4)	298,418

Eric S. Fullerton Chief Executive Officer	2014	17,308	(6)	—		1,998,000	(2)	—	—		2,015,308
	2013	—		—		—		—	—		—

John M. Badke Senior Vice President and Chief Financial Officer	2014	190,000		—		—		—	7,933	(5)	197,933
	2013	190,000		40,000	(1)	—		16,080	8,094	(5)	254,174

Bret M. McGowan Senior Vice President, Sales and Marketing (Americas)	2014	190,000		—		—		—	6,000	(5)	196,000
	2013	190,000		30,000	(1)	—		8,040	6,000	(5)	234,040

(1)	Represents discretionary cash bonus approved by the Board of Directors upon the recommendation of its Compensation Committee.

(2)
Represents employment inducement award covering the right to be issued up to 600,000 shares of common stock over a four year period from the start of his employment with the Company. Reflects the grant date fair value computed in accordance with ASC 718. See Employment Agreements section above for further details.

(3)
Represents the aggregate grant date fair value of option awards computed in accordance with ASC 718. See Note 1 to the accompanying financial statements for assumptions made in the valuation of these awards.

(4)
All other compensation represents: (a) severance expense of $75,000, equivalent to four months of salary for fiscal 2014; (b) automobile expense of $12,804 and $12,843 for fiscal 2014 and 2013, respectively, and (c) country club membership of $11,025 and $10,575 for fiscal 2014 and 2013, respectively.

(5)	Represents automobile expense paid by the Company.

(6)	Messrs. Darby and Fullerton ceased and commenced employment, respectively, on or about September 10, 2014.

Outstanding Equity Awards at Fiscal 2014 Year-End

The following table sets forth information with respect to the outstanding equity awards of the named executive officers as of September 30, 2014.

Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#) (3)	Market value of shares or units of stock that have not vested ($) (3)
Eric S. Fullerton Chief Executive Officer	—		—		—	—	600,000	1,242,000

John M. Badke Senior Vice President and Chief Financial Officer	10,000	(1)	—	(1)	$4.79	5/22/2018	—	—
	8,000	(1)	—	(1)	$5.00	11/5/2018	—	—
	4,200	(1)	2,800	(1)	$4.06	10/15/2020	—	—
	2,600	(1)	3,900	(1)	$3.31	10/25/2021	—	—
	2,000	(1)	8,000	(1)	$2.62	12/4/2022	—	—

Bret M. McGowan Senior Vice President, Sales and Marketing (Americas)	5,000	(1)	—	(1)	$4.79	5/22/2018	—	—
	5,000	(2)	—	(2)	$5.00	11/5/2014	—	—
	4,200	(1)	2,800	(1)	$4.06	10/15/2020	—	—
	2,600	(1)	3,900	(1)	$3.31	10/25/2021	—	—
	1,000	(1)	4,000	(1)	$2.62	12/4/2022	—	—

(1)	Options vest over a five year period in five equal annual installments beginning on the first anniversary of the grant date. Options expire after the tenth anniversary of the grant date.

(2)
Options vest over a four year period as to 30% of the shares on the second anniversary of the grant date, 30% of the shares on the third anniversary of the grant date and the remaining 40% of the shares on the fourth anniversary of the grant date. Options expire after the sixth anniversary of the grant date.

(3)
Represents employment inducement award covering the right to be issued up to 600,000 shares of common stock over a four year period from the start of his employment with the Company. See Employment Agreements section for further details.

Fiscal 2014 Directors' Compensation

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended September 30, 2014.

Name	Fees Earned or Paid in Cash ($)(1)		Option Awards ($)(2)(3)	Total ($)
Bernard F. Reynolds	40,400	(4)	—	40,400
W. Gregory Robertson	28,800	(4)	—	28,800
Arthur D. Roche	48,400		—	48,400
Julian A. Tiedemann	45,400		—	45,400
David W. Wright	33,200	(5)	—	33,200

(1)
Directors who are not employees of the Company received an annual fee of $22,400 for regular Board meetings and $1,600 per committee meeting attended in person or by teleconference. The Chairman of the Audit Committee also received an additional annual retainer of $8,000. In December 2013, the Board formed a Special Committee to evaluate the Company's strategic alternatives, among other things. Mr. Tiedemann received $15,000 as Chairman and Messrs. Reynolds, Roche and Wright each received $10,000 for service on the Special Committee.

(2)
Represents the aggregate grant date fair value of option awards computed in accordance with ASC 718. See Note 1 to the accompanying financial statements for assumptions made in the valuation of these awards.

(3)
As of September 30, 2014, the aggregate number of outstanding option awards for each director were as follows:         Mr. Reynolds - 25,000; Messrs. Robertson and Roche - 24,500 each; and Messrs. Tiedemann and Wright - 15,000 each.

(4)	Resigned from the Board effective August 29, 2014 pursuant to the execution of the IQinVision Merger.

(5)	Resigned from the Board effective May 15, 2014.

Directors’ Compensation and Term

Directors who are not employees of the Company (named directors other than Mr. Fullerton) receive an annual fee of $22,400 for regular Board meetings and $1,600 per committee meeting attended in person or by teleconference.  The Chairman of the Audit Committee also receives an additional annual retainer of $8,000.  Employee directors are not compensated for Board or committee meetings.  Directors may not stand for reelection after age 70, except that any director may serve additional three-year terms after age 70 with the unanimous consent of the Board of Directors.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors consists of Mr. Budano, Ms. Messinger, Mr. Roche and Mr. Tiedemann, none of whom has ever been an officer of the Company except for Mr. Roche, who served as Executive Vice President from August 1993 until his retirement in November 1999.

EQUITY COMPENSATION PLAN INFORMATION
at September 30, 2014

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
	453,575		$4.20	25,663	(2)
Equity compensation plans not approved by security holders
	1,258,740	(1)	$2.69	—

Total	1,712,315		$3.25	25,663

(1) Includes (i) 16,320 shares of common stock issuable to certain officers under deferred compensation benefit arrangements upon retirement and other termination of employment events; (ii) 600,000 shares of common stock issuable to Eric Fullerton as described under Employment Agreements section and (iii) 642,420 shares subject to stock options and stock appreciation rights assumed by the Company in connection with the IQinVision Merger.

(2) Represents awards available for issuance under the Company's 2007 Stock Incentive Plan.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of the Company’s common stock as of December 22, 2014 by (i) those persons known by the Company to be beneficial owners of more than 5% of the Company’s outstanding common stock; (ii) each current executive officer named in the Summary Compensation Table; (iii) each director; and (iv) all directors and executive officers as a group.

Name and Address Of Beneficial Owner	Number of Shares Beneficially Owned (1)		% of Class
Gordian, Inc. and Gregory A. Bone 424 Peachtree Lane Paso Robles, CA 93446

	1,382,111	(2)	15.1%

CBC Co., Ltd. and affiliates 2-15-13 Tsukishima, Chuo-ku, Tokyo, Japan 104

	543,715		5.9%

Martin D. Gray P.O. Box 24 Rancho Santa Fe, CA 92067

	534,387		5.8%

Eric S. Fullerton	230,000		2.5%
Charles S. Chestnutt	196,310	(3)	2.1%
Arthur D. Roche	97,071	(4)	1.1%
John M. Badke	76,346	(5)	*
Bret M. McGowan	34,735	(6)	*
Julian A. Tiedemann	19,000	(7)	*
Gioia Messinger	10,409		*
Joseph A. Budano	—		*
Total all Executive Officers and Directors as a Group (10 persons)	762,707	(8)	8.1%
* Less than 1%

(1)   All information was determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, based upon information furnished by the persons listed or contained in filings made by them with the Securities and Exchange Commission or otherwise available to the Company, and based on 9,147,433 shares of common stock outstanding on December 22, 2014. Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power over the shares of stock owned.
(2) Includes 1,306,350 shares held by Gordian, Inc. and 75,761 shares held by Gregory A. Bone. Mr. Bone is the President, a director and the principal shareholder of Gordian, Inc. and therefore may be deemed to beneficially own the securities held by Gordian, Inc.
(3)   Includes currently exercisable options and stock appreciation rights to purchase 104,572 shares.
(4)   Includes 15,000 shares held by Mr. Roche’s wife and currently exercisable options to purchase 24,500 shares.
(5)   Includes currently exercisable options to purchase 31,500 shares.
(6)   Includes currently exercisable options to purchase 16,500 shares.
(7)  Includes currently exercisable options to purchase 15,000 shares.
(8)  Includes currently exercisable options to purchase 237,472 shares.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company and CBC Co., Ltd. (CBC), a Japanese corporation which beneficially owned 5.9% of the outstanding shares of the Company as of September 30, 2014, have been conducting business with each other since 1979.  During this period, CBC has served as a lender, a product supplier and a private label reseller of the Company’s products. In fiscal 2014, the Company purchased approximately $727,000 of products from or through CBC. CBC competes with the Company in various markets, principally in the sale of video products and systems.  Sales of Vicon products to CBC were $4,000 in 2014.

The Company entered into an agreement with TM Capital Corporation in June 2013 to serve as its financial advisor in connection with the IQinVision merger, among other things. Mr. W. Gregory Robertson, who was a member of the Company’s Board of Directors, is the Chairman and holder of 10.32% of the capital stock of TM Capital. Mr. Robertson did not vote on the retention of TM Capital, and agreed to abstain on any Board vote with respect to any such strategic transaction. The agreement provided for a contingent success fee of $250,000 upon the close of a transaction, non-refundable retainer fees aggregating $125,000 plus out-of-pocket expenses and a $50,000 fairness opinion fee. In fiscal 2014 and 2013, the Company paid TM Capital total fees aggregating $345,000 and $105,000, respectively, for services performed under this agreement.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table details: the aggregate fees billed by BDO USA, LLP for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the financial statements included in the Company’s quarterly reports on Form 10-Q; the aggregate fees billed by BDO USA, LLP for audit related matters and; the aggregate fees billed by BDO USA, LLP for tax compliance, tax advice and tax planning during fiscal years ended September 30, 2014 and 2013:

	2014	2013
Audit fees	$301,000	$254,000
Audit related fees	27,000	—
Tax fees	45,000	58,000

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

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)  Financial Statements

Included in Part IV, Item 15:

Report of Independent Registered Public Accounting Firm

Financial Statements:

Consolidated Statements of Operations, years ended September 30, 2014 and 2013

Consolidated Statements of Comprehensive Income (Loss), years ended September 30, 2014 and 2013

Consolidated Balance Sheets at September 30, 2014 and 2013

Consolidated Statements of Shareholders’ Equity, years ended September 30, 2014 and 2013

Consolidated Statements of Cash Flows, years ended September 30, 2014 and 2013

Notes to Consolidated Financial Statements, years ended September 30, 2014 and 2013

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

15(a)(3)      Exhibits

Number	Description
2.1
Agreement and Plan of Merger and Reorganization dated March 28, 2014 by and among the Registrant, VI Merger Sub Inc. and IQinVision, Inc. (Incorporated by reference to the Current Report on Form 8-K dated March 31, 2014)

3.1
Articles of Incorporation and By-Laws, as amended (Incorporated by reference to the 1985 Annual Report on Form 10-K; Form S-2 filed in Registration Statement No. 33-10435 and Exhibit A, B and C of the 1987 Proxy Statement)

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

10.11	Employment Agreement dated March 28, 2014 between the Registrant and Kenneth M. Darby (Incorporated by reference to the Current Report on Form 8-K dated March 31, 2014)
10.12
Severance Agreement and Release of all Claims letter agreement, dated November 18, 2014 between the Registrant and Charles Chestnutt (Incorporated by reference to the Current Report on Form 8-K dated November 18, 2014)

10.13	Employment Agreement dated September 10, 2014 between the Registrant and Eric S. Fullerton (Incorporated by reference to the Current Report on Form 8-K dated September 11, 2014)
10.14	Stock Agreement dated September 10, 2014 between the Registrant and Eric S. Fullerton (Incorporated by reference to the Current Report on Form 8-K dated September 11, 2014)
10.15
Contract of Sale between the Registrant, as Seller, and MD Jahirul Islam, as Buyer, with respect to 131 Heartland Blvd., Edgewood, New York, as of November 12, 2014 (Incorporated by reference to the Current Report on Form 8-K dated November 18, 2014)

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Vicon Industries, Inc.

We have audited the accompanying consolidated balance sheets of Vicon Industries, Inc. as of September 30, 2014 and 2013 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vicon Industries, Inc. at September 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Melville, New York
January 12, 2015

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended September 30, 2014 and 2013

	2014	2013
Net sales	$34,878,409	$39,846,083
Cost of sales	22,724,144	24,701,839
Gross profit	12,154,265	15,144,244
Operating expenses:
Selling, general and administrative expense	13,848,891	15,018,385
Engineering and development expense	4,595,545	4,189,250
Merger related expense	1,077,066	—
Restructuring charges	520,000	—
	20,041,502	19,207,635
Operating loss	(7,887,237)	(4,063,391)
Other income (expense):
Gain (loss) on sale of building	(52,048)	3,497,789
Interest and other income	13,873	41,250
Loss before income taxes	(7,925,412)	(524,352)
Income tax benefit	—	(543,000)
Net income (loss)	$(7,925,412)	$18,648
Earnings (loss) per share:
Basic	$(1.61)	$—
Diluted	$(1.61)	$—

See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended September 30, 2014 and 2013

	2014	2013
Net income (loss)	$(7,925,412)	$18,648
Other comprehensive income (loss):
Unrealized gain (loss) on securities	1,664	(10,871)
Unrealized gain on derivatives	—	40,616
Foreign currency translation adjustment	19,098	5,835
Other comprehensive income	20,762	35,580
Comprehensive income (loss)	$(7,904,650)	$54,228

See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2014 and 2013

ASSETS	2014	2013
Current Assets:
Cash and cash equivalents	$4,751,270	$8,281,714
Marketable securities	120,310	115,433
Accounts receivable (less allowance of $907,000 in 2014 and $977,000 in 2013)	8,632,393	7,024,023
Inventories:
Parts, components and materials	1,491,835	2,761,353
Work-in-process	1,026,434	1,102,007
Finished products	6,309,986	4,370,261
	8,828,255	8,233,621
Prepaid expenses and other current assets	425,797	687,881
Assets held for sale	4,125,902	—
Total current assets	26,883,927	24,342,672
Property, plant and equipment:
Land	—	1,498,590
Buildings and improvements	—	3,463,191
Machinery, equipment and vehicles	6,196,113	5,867,261
	6,196,113	10,829,042
Less accumulated depreciation and amortization	5,326,425	5,839,369
	869,688	4,989,673
Goodwill	6,016,469	—
Intangible assets, net	4,034,667	—
Other assets	963,095	973,410
TOTAL ASSETS	$38,767,846	$30,305,755
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,441,528	$2,732,228
Accrued compensation and employee benefits	2,984,554	2,563,932
Accrued expenses	2,095,135	1,194,105
Unearned revenue	357,597	408,391
Total current liabilities	10,878,814	6,898,656
Unearned revenue-non current	134,816	138,027
Other long-term liabilities	1,583,997	1,744,416
Total liabilities	12,597,627	8,781,099
Commitments and contingencies - Note 8
Shareholders' equity:
Common stock, par value $.01 per share authorized - 25,000,000 shares issued - 9,900,868 and 5,360,083 shares	99,008	53,601
Capital in excess of par value	40,544,228	25,552,138
Retained earnings (accumulated deficit)	(10,132,673)	280,023
Treasury stock at cost, 856,198 shares in 2014 and 2013	(4,226,852)	(4,226,852)
Accumulated other comprehensive loss	(113,492)	(134,254)
Total shareholders' equity	26,170,219	21,524,656
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$38,767,846	$30,305,755
See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended September 30, 2014 and 2013

	Shares	Common Stock	Capital in excess of par value	Retained earnings (accumulated deficit)	Treasury Stock	Accumulated other compre-hensive income (loss)	Total share- holders' equity
September 30, 2012	5,350,933	$53,509	$25,343,712	$261,375	$(4,300,952)	$(169,834)	$21,187,810
Net income	—	—	—	18,648	—	—	18,648
Foreign currency translation adjustment	—	—	—	—	—	5,835	5,835
Unrealized gain on derivatives	—	—	—	—	—	40,616	40,616
Unrealized loss on marketable securities	—	—	—	—	—	(10,871)	(10,871)
Distribution of deferred compensation shares	9,150	92	(37,442)	—	74,100	—	36,750
Stock-based compensation	—	—	241,100	—	—	—	241,100
Deferred compensation amortization	—	—	4,768	—	—	—	4,768
September 30, 2013	5,360,083	$53,601	$25,552,138	$280,023	$(4,226,852)	$(134,254)	$21,524,656

Net loss	—	—	—	(7,925,412)	—	—	(7,925,412)
Foreign currency translation adjustment	—	—	—	—	—	19,098	19,098
Unrealized gain on marketable securities	—	—	—	—	—	1,664	1,664
Shares issued in connection with business combination	4,522,335	45,223	14,109,686	—	—	—	14,154,909
Equity instruments assumed in business combination	—	—	723,072	—	—	—	723,072
Dividend paid	—	—	—	(2,487,284)	—	—	(2,487,284)
Distribution of deferred compensation shares	18,450	184	(184)	—	—	—	—
Stock-based compensation	—	—	154,749	—	—	—	154,749
Deferred compensation amortization	—	—	4,767	—	—	—	4,767
September 30, 2014	9,900,868	$99,008	$40,544,228	$(10,132,673)	$(4,226,852)	$(113,492)	$26,170,219
See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended September 30, 2014 and 2013

	2014	2013
Cash flows from operating activities:
Net income (loss)	$(7,925,412)	$18,648
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss (gain) on sale of building	52,048	(3,497,789)
Change in uncertain tax positions	—	(575,000)
Depreciation and amortization	434,533	473,189
Amortization of deferred compensation	4,767	4,768
Stock compensation expense	154,749	241,100
Change in assets and liabilities, net of acquisition:
Accounts receivable, net	1,336,186	2,540,005
Inventories	2,076,174	1,070,623
Recoverable income taxes	—	92,811
Prepaid expenses and other current assets	373,637	(162,282)
Other assets	70,622	201,188
Accounts payable	817,749	(679,482)
Accrued compensation and employee benefits	(52,635)	103,604
Accrued expenses	191,423	33,316
Unearned revenue	(98,400)	(58,319)
Other liabilities	(169,037)	(113,007)
Net cash used in operating activities	(2,733,596)	(306,627)

Cash flows from investing activities:
Net decrease (increase) in marketable securities	(3,213)	278,865
Cash acquired in business combination	1,886,342	—
Proceeds from sale of building, net	—	5,947,621
Purchase of new headquarters facility	—	(3,300,000)
Capital expenditures	(140,211)	(571,816)
Net cash provided by investing activities	1,742,918	2,354,670

Cash flows from financing activities:
Dividend paid	(2,487,284)	—
Net cash used in financing activities	(2,487,284)	—

Effect of exchange rate changes on cash	(52,482)	(597)
Net increase (decrease) in cash	(3,530,444)	2,047,446
Cash and cash equivalents at beginning of year	8,281,714	6,234,268
Cash and cash equivalents at end of year	$4,751,270	$8,281,714

Cash paid during the fiscal year for:
Income taxes	$15,057	$46,148
Interest	$—	$—
Non-cash investing and financing activities:
Common stock issued and equity securities assumed in connection with business combination	$14,877,981	$—

See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2014 and 2013

NOTE 1.  Summary of Significant Accounting Policies

Nature of Business

The Company designs, assembles and markets video management systems and system components for use in security, surveillance, safety and control purposes by end users.  The Company markets its products worldwide primarily to installing dealers, systems integrators, government entities and distributors.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Vicon Industries, Inc. (the Company) and its wholly owned subsidiaries: IQinVision, Inc., Vicon Industries Limited and subsidiary (Vicon Deutschland GmbH) and TeleSite U.S.A., Inc. and subsidiary (Vicon Systems Ltd.), after elimination of intercompany accounts and transactions.

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

Marketable Securities

At September 30, 2014, marketable securities consisted of mutual fund investments principally in federal, state and local government debt securities of $120,310.  Such mutual fund investments are stated at market value based on quoted market prices (Level 1 inputs) and are classified as available-for-sale under ASC 320, with cumulative unrealized gains and losses reported in accumulated other comprehensive income (loss) as a component of shareholders’ equity.  The cost of such securities was $123,516 and $120,303 at September 30, 2014 and 2013, respectively, with $(3,206) and $(4,870) of cumulative unrealized losses, net of tax where applicable, included in the carrying amounts at September 30, 2014 and 2013, respectively.

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

Assets Held for Sale

The Company owns both its New York headquarters and United Kingdom based operating facilities. These facilities have been marketed for sale in the periods presented. The carrying values of these facilities approximated $3,325,000 and $800,902, respectively, at September 30, 2014.

Long-Lived and Intangible Assets

Long-lived assets include reported property, plant, and equipment and intangible assets. The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. There was no impairment of long-lived assets for the years ended September 30, 2014 and 2013.

Goodwill

The Company’s goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in the recent business combination with IQinVision. Goodwill is not amortized and is tested for impairment on an annual basis. When evaluating goodwill for impairment, the Company may first perform an assessment of qualitative factors to determine if the fair value of the reporting unit is more-likely-than-not greater than its carrying amount. If, based on the review of the qualitative factors, the Company determines it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying value, the required two-step impairment test can be bypassed. If the Company does not perform a qualitative assessment or if the fair value of the reporting unit is not more-likely-than-not greater than its carrying value, the Company must perform the first step of the two-step impairment test, and calculate the estimated fair value of the reporting unit. If the carrying value of goodwill exceeds the estimated fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment for goodwill is measured as the excess of its carrying amount over its fair value.

Engineering and Development

Product engineering and development costs are charged to expense as incurred, and amounted to $4,595,545 and $4,189,250 in fiscal 2014 and 2013, respectively. The Company evaluates the establishment of technological feasibility of its software in accordance with ASC 985 ("Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed"). The Company has determined that technological feasibility for its new products is reached shortly before products are released for field testing. Costs incurred after technological feasibility has been established have not been material and are expensed as incurred.

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

Foreign Currency Translation

The Company translates the financial statements of its foreign subsidiaries by applying the current rate method under which assets and liabilities are translated at the exchange rate on the balance sheet date, while revenues, costs, and expenses are translated at the average exchange rate for the reporting period.  The resulting cumulative translation adjustment of $(110,286) and $(129,384) at September 30, 2014 and 2013, respectively, is recorded as a component of shareholders' equity in accumulated other comprehensive loss.

Income Taxes

The Company accounts for income taxes under the provisions of ASC 740 ("Accounting for Income Taxes"), which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred U.S. income taxes are not provided on undistributed earnings of foreign subsidiaries as the Company presently intends to reinvest such earnings indefinitely, and any plan to repatriate any of such earnings in the future is not expected to result in a material incremental tax liability to the Company. The Company provides for a valuation allowance against its entire net deferred tax asset balance due to the uncertainty of future realization (see Note 3 for further discussion).

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

Changes in the Company's warranty liability (included in accrued expenses) for the fiscal years ended September 30, 2014 and 2013 were as follows:

	2014	2013
Balance at beginning of year	$411,000	$438,000
Provision for warranties	207,000	247,000
Provision assumed in IQinVision business combination	488,000	—
Expenses incurred	(257,000)	(274,000)
Balance at end of year	$849,000	$411,000

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

Accounting for Stock-Based Compensation

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share based payments to employees, including stock options, stock appreciation rights (SARs) and common stock share awards, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period.  For the years ended September 30,

2014 and 2013, the Company recorded non-cash compensation expense of $154,749 ($.03 per basic and diluted share) and $241,100 ($.05 per basic and diluted share), respectively, relating to stock-based compensation.

The fair value for options granted during the fiscal years ended September 30, 2014 and 2013 was determined at the date of grant using a Black-Scholes valuation model and the straight-line attribution approach using the following weighted average assumptions:

	2014	2013
Risk-free interest rate	2.3%	1.1%
Dividend yield	0.0%	0.0%
Volatility factor	60.3%	61.1%
Weighted average expected life	7.5 years	7.5 years

The fair value for options and SARs assumed on August 29, 2014 pursuant to the IQinVision business combination (see Note 10) was determined at the date of assumption using a Black-Scholes valuation model and the straight-line attribution approach using the following weighted average assumptions:

Risk-free interest rate	0.6%
Dividend yield	0.0%
Volatility factor	74.4%
Weighted average expected life	2.3 years

The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term.  Other than a one-time special dividend paid in connection with the IQinVision Merger, the Company never declared or paid any cash dividends and does not currently expect to do so in the future.  Expected volatility is based on the annualized daily historical volatility of the Company’s stock over a representative period.  The weighted-average expected life represents the period over which stock-based awards are expected to be outstanding and was determined based on a number of factors, including historical weighted average and projected holding periods for the remaining unexercised shares, the contractual terms of the Company’s stock-based awards, vesting schedules and expectations of future employee behavior.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company's employee stock options and SARs have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and SARs.

Restructuring

Accounting for restructuring activities, as compared to regular operating cost management activities, requires an evaluation of formally committed and approved plans. Restructuring activities have comparatively greater strategic significance and materiality and may involve exit activities, whereas regular cost containment activities are more tactical in nature and are rarely characterized by formal and integrated action plans or exiting a particular product, facility or service.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Such estimates include, but are not limited to, provisions for doubtful accounts receivable, net realizable value of inventory, warranty obligations, income tax accruals, deferred tax valuation and assessments of the recoverability of the Company’s long-lived and intangible assets.  Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2. Goodwill and Intangible Assets

The Company’s goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in the August 29, 2014 IQinVision business combination (see Note 10). Goodwill is not amortized and is tested for impairment on an annual basis during the Company's fourth quarter, or more frequently if circumstances indicate impairment might exist. Goodwill is evaluated for impairment through the comparison of fair value of reporting units to their carrying values. When evaluating goodwill for impairment, the Company may first perform an assessment of qualitative factors to determine if the fair value of the reporting unit is more-likely-than-not greater than its carrying amount. This qualitative assessment is referred to as a "step zero" approach.  If, based on the review of the qualitative factors, the Company determines it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying value, the required two-step impairment test can be bypassed. If the Company does not perform a qualitative assessment or if the fair value of the reporting unit is not more-likely-than-not greater than its carrying value, the Company must perform the first step of the two-step impairment test, and calculate the estimated fair value of the reporting unit. If the carrying value of goodwill exceeds the estimated fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment.

The amount of impairment is determined by comparing the implied fair value of the reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill, an impairment loss for the difference would be recorded. In considering the step zero approach to testing goodwill for impairment, a qualitative analysis is performed evaluating factors including, but not limited to, macro-economic conditions, market and industry conditions, internal cost factors, competitive environment, share price fluctuations, results of past impairment tests, and the operational stability and the overall financial performance of the reporting units. As we did not become aware of any impairment indicators subsequent to the date of the August 29, 2014 initial assessment, we determined there was no impairment to the goodwill of $6.0 million as of September 30, 2014.

The components and estimated useful lives of intangible assets as of September 30, 2014 are stated below. Amortization is provided on a straight line method, or in the case of customer relationships, on an accelerated method, over the following estimated useful lives:

	Gross Amount	Accumulated Amortization	Net Amount	Estimated Useful Life
Definite-lived intangibles:
Technology	$2,500,000	$20,833	$2,479,167	10 years
Customer relationships	910,000	10,833	899,167	7 years
Tradenames	660,000	3,667	656,333	15 years
	$4,070,000	$35,333	$4,034,667

The activity in the goodwill balance consists of the following:

Balance at October 1, 2013	$—
Acquisitions:
IQinVision	6,016,469
Balance at September 30, 2014	$6,016,469

Amortization expense related to intangible assets for the year ended September 30, 2014 was $35,333. Annual amortization expense for intangible assets over the next five years ending September 30 and thereafter is summarized as follows:

Fiscal Year	Amount
2015	$432,000
2016	517,000
2017	518,000
2018	427,000
2019	373,000
Thereafter	1,767,667

NOTE 3.  Income Taxes

The components of income tax expense (benefit) for the fiscal years indicated are as follows:

	2014	2013
Current:
Federal	$—	$(575,000)
State	—	—
Foreign	—	32,000
	—	(543,000)
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
	—	—
Total	$—	$(543,000)

A reconciliation of the U.S statutory tax rate to the Company’s effective tax rate follows:

	2014		2013
	Amount	Percent	Amount	Percent
U.S. statutory tax	$(2,695,000)	(34.0)%	$(178,000)	(34.0)%
Change in uncertain tax positions	—	—	(575,000)	(109.7)
Increase (decrease) in valuation allowance	2,144,000	27.1	(257,000)	(49.0)
Foreign tax rate differences	303,000	3.8	178,000	33.9
Prior year foreign tax adjustment	—	—	164,000	31.3
Permanent differences	349,000	4.4	88,000	16.8
State tax, net of federal benefit	(141,000)	(1.8)	27,000	5.1
Other, net	40,000	0.5	10,000	2.0
Effective tax rate	$—	—%	$(543,000)	(103.6)%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at September 30, 2014 and 2013 are presented below:

	2014	2013
Deferred tax assets:
Inventories	$1,740,000	$900,000
Accrued compensation	763,000	459,000
Warranty accrual	306,000	139,000
Depreciation	145,000	75,000
Allowance for doubtful accounts receivable	471,000	335,000
Unearned revenue	170,000	202,000
U.S. net operating loss carryforwards	4,253,000	2,117,000
Foreign net operating loss carryforwards	1,434,000	986,000
Tax credits	989,000	398,000
Other	407,000	299,000
Gross deferred tax assets	10,678,000	5,910,000
Deferred tax liabilities:
Intangibles	958,000	—
Other	33,000	38,000
Gross deferred tax liabilities	991,000	38,000
Total deferred tax assets and liabilities	9,687,000	5,872,000
Less valuation allowance	(9,687,000)	(5,872,000)
Net deferred tax assets and liabilities	$—	$—

Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which a tax benefit has been recorded in the income statement. Deferred U.S. income taxes are not provided on approximately $2.1 million of undistributed earnings of foreign subsidiaries as the Company presently intends to reinvest such earnings indefinitely, and any plan to repatriate any of such earnings in the future is not expected to result in a material incremental tax liability to the Company. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries. In addition, foreign tax credit carryforwards would be available to reduce a portion of such U.S. tax liability.

The Company provides for a valuation allowance against its deferred tax assets due to the uncertainty of future realization. The full valuation allowance is determined to be appropriate due to the Company's operating losses since fiscal year 2010 and the inherent uncertainties of predicting future operating results in periods over which such net tax differences become deductible.

Pretax domestic income (loss) amounted to approximately $(5,714,000) and $651,000 in fiscal years 2014 and 2013, respectively.  Pretax foreign income (loss) amounted to approximately ($2,211,000) and ($1,175,000) in fiscal years 2014 and 2013, respectively. The Company has U.S. and foreign net operating loss carryforwards (NOLs) of approximately $11.5 million and $5.8 million, respectively, available to offset future taxable income. Such NOLs can be carried forward over periods through September 30, 2034 in the U.S. and indefinitely in foreign jurisdictions. On August 29, 2014, the Company merged with IQinVision, Inc. (see Note 10). In connection with this merger, the Company's ability to utilize pre-merger net operating losses and tax credit carryforwards in the future is subject to certain limitations pursuant to Section 382 of the Internal Revenue Code. No determination has been made at this time as to the occurrence of a Section 382 change in ownership. However, in such event, the annual limitation on utilization of the Company's U.S. net operating loss carryforwards is presently estimated at $500,000 based on a preliminary entity valuation.

The Company follows the provisions of ASC 740 as it relates to uncertain tax positions. Unrecognized tax benefits activity for the years ended September 30, 2014 and 2013 is summarized below:

	2014	2013
Beginning balance	$45,000	$502,000
Additions (reductions) based on tax positions related to prior years
	—	(457,000)
Additions (reductions) based on tax positions related to the current year
	—	—
Ending balance	$45,000	$45,000

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  At September 30, 2014 and 2013, there was no accrued net interest and penalties related to tax positions taken or to be taken on the Company’s tax returns and recorded as part of the reserves for uncertain tax positions.  The Company files U.S. Federal and State income tax returns and foreign tax returns in the United Kingdom, Germany and Israel.  The Company is generally no longer subject to tax examinations for fiscal years prior to 2011 in the U.S. and 2009 in the U.K., Germany and Israel.

NOTE 4.  Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss balances at September 30, 2014 and 2013 consisted of the following:

	2014	2013
Foreign currency translation adjustment	$(110,286)	$(129,384)
Unrealized loss on marketable securities	(3,206)	(4,870)
Accumulated other comprehensive loss	$(113,492)	$(134,254)

NOTE 5.  Segment and Geographic Information

The Company operates in one business segment which encompasses the design, assembly and marketing of video management systems and system components for the electronic protection segment of the security industry.  Its U.S. based operations consist of Vicon Industries, Inc., the Company’s corporate headquarters and principal operating entity and its IQinVision, Inc. subsidiary.  Its Europe-based operations consist of Vicon Industries Limited and its Vicon Deutschland GmbH subsidiary, which market and distribute the Company’s products principally within Europe and the Middle East.

Net sales and long-lived assets related to operations in the United States and other foreign countries for the fiscal years ended September 30, 2014 and 2013 are as follows:

	2014	2013
Net sales
U.S.	$24,320,059	$29,687,567
Foreign	10,558,350	10,158,516
Total	$34,878,409	$39,846,083
Long-lived assets
U.S.	$10,738,673	$3,999,676
Foreign	182,151	989,997
Total	$10,920,824	$4,989,673

U.S. sales include $4,456,916 and $4,202,069 for export in fiscal years 2014 and 2013, respectively.  Foreign sales principally represent sales from the Company’s Europe based subsidiaries.

NOTE 6.  Long-Term Equity Incentive Plans

The Company maintains stock incentive plans that provide for the grant of incentive and non-qualified options, stock appreciation rights ("SARs") and common stock rights covering a total of 1,712,315 shares of common stock reserved for issuance to key employees, including officers and directors, as of September 30, 2014. In connection with the IQinVision business combination, the Company assumed a total of 379,834 stock options and 262,586 SARs along with related 2001 and 2011 Stock Incentive Plan provisions.  All options and SARs are issued at fair market value at the grant date and are exercisable in varying installments according to the plans.  SARs provide the holder the right to receive, upon exercise, the excess of the exercise date fair market value over the grant date fair market value of a share of the Company's common stock in the form of equivalent shares of common stock at market value, cash or a combination of both. The plans allow for the payment of option exercises through the surrender of previously owned mature shares based on the fair market value of such shares at the date of surrender.  Such surrendering of mature shares by holders results in an increase to treasury stock based on the stock price on date of surrender.  There were 25,663 options and SARs available for grant under these plans at September 30, 2014.

Changes in outstanding stock options for the two years ended September 30, 2014 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at September 30, 2012	505,500	$4.33
Options granted	26,000	$2.62
Options exercised	—	—
Options forfeited	(77,500)	$3.81
Outstanding at September 30, 2013	454,000	$4.32
Options assumed in IQinVision business combination	379,834	$2.40
Options granted	15,000	$2.62
Options exercised	—	—
Options forfeited	(85,000)	$3.81
Outstanding at September 30, 2014	763,834	$4.31	4.6	$226,035
Exercisable at September 30, 2014	634,197	$4.57	4.1	$213,276

The weighted-average grant date fair value of options granted during the years ended September 30, 2014 and 2013 was $2.06 and $1.61, respectively. As of September 30, 2014, there was $309,213 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted-average period of 0.9 years.

Changes in outstanding SARs for the two years ended September 30, 2014 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at September 30, 2012	—	—
SARs granted	—	—
SARs exercised	—	—
SARs forfeited	—	—
Outstanding at September 30, 2013	—	—
SARs assumed in IQinVision business combination	262,586	$3.11
SARs granted	—	—
SARs exercised	—	—
SARs forfeited	—	—
Outstanding at September 30, 2014	262,586	$3.11	1.6	—
Exercisable at September 30, 2014	112,357	$3.04	1.5	—

The weighted-average grant date fair value of SARs assumed in the IQinVision business combination was $1.05. As of September 30, 2014, there was $124,496 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested SARs, which is expected to be recognized over a weighted-average period of 0.9 years.

On September 10, 2014, the Company entered into a Stock Agreement with its Chief Executive Officer (CEO) whereby he is eligible to receive up to 600,000 restricted shares of the Company’s common stock (the “Shares”) in four equal installments on each of the first four anniversaries of his employment commencement date, so long as he is then employed by the Company. Notwithstanding the foregoing, 50,000 of the Shares otherwise issuable on the first anniversary of the commencement date will instead be issued to him upon the Company’s Board of Directors’ approval of a restructuring plan for fiscal year 2015, submitted to the Board within the first ninety days of his employment, so long as he is then employed by the Company. The Shares will be granted outside of the Company’s shareholder approved equity incentive plans as an inducement material to his acceptance of employment. The fair value of this award was $2.0 million based upon the market value of Company common stock at the date of grant. As of September 30, 2014, there was approximately $2.0 million of total unrecognized compensation cost related to this award, which is expected to be recognized over the four year vesting period.

NOTE 7.  Earnings (Loss) Per Share

The following table provides the components of the basic and diluted earnings (loss) per share (EPS) computations:

	2014	2013
Basic EPS Computation
Net income (loss)	$(7,925,412)	$18,648
Weighted average shares outstanding	4,918,720	4,495,539
Basic earnings (loss) per share	$(1.61)	$—

Diluted EPS Computation
Net income (loss)	$(7,925,412)	$18,648
Weighted average shares outstanding	4,918,720	4,495,539
Stock options	—	—
Stock compensation arrangements	—	10,663
Diluted shares outstanding	4,918,720	4,506,202
Diluted earnings (loss) per share	$(1.61)	$—

For fiscal year 2014, all outstanding stock options and shares issuable under stock compensation arrangements totaling 1,042,740 shares have been omitted from the calculation of diluted EPS as their effect would have been antidilutive. The actual effect of these stock options and shares, if any, on the diluted earnings per share calculation will vary significantly depending on fluctuations in the market price of the Company's stock.

NOTE 8.  Commitments and Contingencies

The Company leases vehicles and occupies certain facilities under operating leases that expire at various dates through 2017.  The leases, which cover periods from three to eight years, generally provide for renewal options at specified rental amounts.  The aggregate operating lease commitment at September 30, 2014 was $820,000 with minimum rentals for the fiscal years shown as follows: 2015 - $563,000; 2016 - $193,000; and 2017 - $64,000.

The Company is a party to employment agreements with certain of its officers that provide for, among other things, the payment of compensation if there is a change in control without Board of Director approval (as defined in the agreements).  The contingent liability under such change in control provisions at September 30, 2014 would have been approximately $1.6 million.  Certain of the Company’s employment agreements with its officers provide for a severance/retirement benefit upon certain occurrences or at a specified date of retirement, absent a change in control, aggregating $1.2 million at September 30, 2014.  The Company is amortizing such obligation to expense on the straight-line method through the specified dates of retirement.  Such expense amounted to approximately $65,000 and $81,000 in fiscal 2014 and 2013, respectively. Subsequent to year end, $524,000 of the Company's aggregate $1.2 million contingent severance obligations under employment agreements were triggered pursuant to separation of services agreements executed with certain of these officers. In addition, at September 30, 2014, the Company was obligated to pay $399,000 of severance liabilities relating to certain former officers pursuant to separation of services agreements.

The Company has agreements with certain of its officers to provide a deferred compensation benefit in the form of 16,320 shares of common stock.  Such shares vest upon retirement or earlier under certain occurrences including death, involuntary termination or a change in control of the Company.  The market value of such shares approximated $63,000 at the dates of grant, which is being amortized on the straight-line method through the specified dates of retirement.

NOTE 9.  Headquarters Facility Sale and Purchase

In April 2013, the Company entered into a Contract of Sale Agreement and closed on the purchase of a new headquarters facility in Edgewood (Brentwood), New York, for a cash purchase price of $3.3 million. Subsequent to year end, the Company entered into a contract for the sale of this facility at a gross sale price of $3.5 million, which is included in assets held for sale as of September 30, 2014 in the accompanying consolidated balance sheets. An estimated loss on the sale of $52,048 has been reflected in the accompanying consolidated statement of operations for 2014 after factoring in selling and transaction costs.

In August 2013, the Company closed on a Contract of Sale Agreement to sell its Hauppauge, New York headquarters facility for a gross sale price of $6,350,000. The sale resulted in a gain of approximately $3.5 million in the accompanying consolidated statement of operations for 2013.

NOTE 10.  Business Combination

On August 29, 2014, the Company merged with IQinVision, Inc. (“IQinVision”), a California corporation, with IQinVision surviving as a wholly owned subsidiary of the Company (the “Merger”). In connection with the Merger, the Company issued 4,522,335 shares of its common stock to IQinVision shareholders, which represented 50% of the Company’s outstanding common stock at the date of the Merger. In addition, the Company assumed a total of 642,420 of IQinVision stock options and stock appreciation rights along with related 2001 and 2011 Stock Incentive Plan provisions at the date of merger.  The number and exercise prices of these equity instruments assumed were proportionately determined in accordance with a specified common stock exchange formula as to number and exercise price. The purchase price of the business combination at the date of closing was $14.9 million, consisting of 4,522,335 shares of Vicon common stock valued at $14.2 million on the date of issuance and assumed IQinVision stock options and stock appreciation rights valued at $723,000 in accordance with Financial Accounting Standards Board ASC 718. In connection with the Merger, the Company incurred $1.1 million of transaction and other merger related costs that were expensed in 2014 and, on September 12, 2014, paid a special cash dividend of $0.55 per share ($2.5 million in the aggregate) to Company shareholders of record as of July 11, 2014.

The Merger has been accounted for using the acquisition method of accounting and the Company has been treated as the acquirer for accounting purposes. This determination was made in accordance with the applicable accounting guidance based upon numerous factors including, but not limited to, the relative ownership of the combined company by the Company and former IQinVision shareholders, the composition of the management team and board of directors of the combined company, the structure of the Merger in which IQinVision became a wholly owned subsidiary of the Company, the location of the corporate offices of the combined company, and the continued listing of the Company’s common stock on the NYSE MKT.

The table below details the consideration transferred to acquire IQinVision:

	Conversion Calculation	Estimated Fair Value
Vicon Industries, Inc. shares of common stock issued at merger	4,522,335
Per share price (ex-dividend) of Vicon Industries, Inc. common stock at August 29, 2014	$3.13	$14,154,909
Estimated fair value of vested IQinVision Stock Options assumed (1)		570,873
Estimated fair value of vested IQinVision SAR's assumed (1)		152,199
Estimated purchase price consideration		$14,877,981

(1)	The fair value was determined using the Black-Scholes valuation model. Assumptions used are the same as those for acquired awards as disclosed in Note 1 of Notes to Consolidated Financial Statements.

The transaction has been accounted for using the acquisition method of accounting which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the allocation of the purchase price as of the acquisition date:

August 29, 2014
Fair value of net assets acquired	$4,791,512
Intangible assets	4,070,000
Goodwill	6,016,469
Net assets acquired	$14,877,981

The following table is a summary of the fair value estimates of the identifiable intangible assets as of September 30, 2014 and their useful lives:

	Useful Life (years)	Estimated Fair Value
Technology	10	$2,500,000
Customer relationships	7	910,000
Trademarks	15	660,000
		$4,070,000

Critical estimates in valuing certain intangible assets include but are not limited to estimating future expected cash flows from assets acquired and determining discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Estimates associated with the accounting for the acquisition may change as additional information becomes available.

The goodwill recognized is attributable primarily to expected synergies and other benefits that the Company believes will result from combining the operations of IQinVision with the operations of the Company. The $6.0 million goodwill that was acquired is not expected to be deductible for income tax purposes.

Actual and Pro Forma Results
The amounts of revenue and net loss of IQinVision included in the Company’s consolidated statement of operations from the August 29, 2014 acquisition date to September 30, 2014 are as follows:

Revenue	$1,840,216
Net loss	$(187,948)
The unaudited pro-forma results presented below include the effects of the IQinVision merger as if it had been consummated as of October 1, 2012. The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at the beginning of the fiscal reporting period indicated nor is it indicative of future operating results. The pro forma information does not include any adjustment for potential revenue enhancements, cost synergies or other operating efficiencies that could result from the merger and excludes transaction costs relating to the merger as they are non-recurring.

	Year Ended September 30,
	2014	2013
Pro forma revenue	$48,883,999	$60,395,083
Pro forma net income (loss)	$(9,132,109)	$869,648
Pro forma basic earnings (loss) per share	$(1.86)	$.10
Pro forma diluted earnings (loss) per share	$(1.86)	$.10

NOTE 11. Restructuring Charges

Pursuant to the August 29, 2014 IQinVision merger, the Company initiated certain integration and restructuring activities pursuant to an approved plan (the "Plan"). The Company recognized $520,000 of severance charges in fiscal 2014 in connection with the Plan pursuant to notification of termination benefits to six affected employees. The Company also recognized $519,000 of inventory provisions in fiscal 2014 related to the Plan.

Accounting for restructuring activities, as compared to regular operating cost management activities, requires an evaluation of formally committed and approved plans. Restructuring activities have comparatively greater strategic significance and materiality and may involve exit activities, whereas regular cost containment activities are more tactical in nature and are rarely characterized by formal and integrated action plans or exiting a particular product, facility or service.

Such restructuring amounts were reported in the Company's consolidated statement of operations for fiscal 2014 as follows:

Cost of goods sold	$519,000
Operating expense	520,000
Total restructuring charges	$1,039,000

NOTE 12.  Related Party Transactions

As of September 30, 2014, CBC Co., Ltd. and affiliates (“CBC”) owned approximately 5.9% of the Company’s outstanding common stock.  The Company, which has been conducting business with CBC since 1979, imports certain finished products and components through CBC and also sells its products to CBC.  The Company purchased approximately $727,000 and $2.4 million of products and components from CBC in fiscal years 2014 and 2013, respectively, and the Company sold $4,000 and $12,000 of products to CBC for distribution in fiscal years 2014 and 2013, respectively.  At September 30, 2014 and 2013, the Company owed $252,000 and $63,000 , respectively, to CBC.  At September 30, 2014 and 2013, CBC owed $4,000 and $3,000 , respectively, to the Company resulting from purchases and sales of products.

NOTE 13:  Recent Accounting Pronouncements

In May 2014, the FASB issued guidance on revenue from contracts with customers. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved, in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. This guidance permits the use of either the retrospective or cumulative effect transition method and is effective for the Company beginning in 2017; early adoption is not permitted. The Company has not yet evaluated the impact of this guidance on the Company's financial condition, results of operations and related disclosures.

In August 2014, the FASB issued guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and related footnote disclosures. Management will be required to evaluate, at each reporting period, whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. This guidance is effective prospectively for annual and interim reporting period beginning in 2017. The Company has not yet evaluated the impact of this guidance on the Company’s financial condition, results of operations and related disclosures.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICON INDUSTRIES, INC.

By /s/ Eric S. Fullerton	By /s/ John M. Badke
Eric S. Fullerton	John M. Badke
Chief Executive Officer	Senior Vice President, Finance
(Principal Executive Officer)	and Chief Financial Officer
(Principal Financial and Accounting Officer)

January 12, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

VICON INDUSTRIES, INC.

/s/ Julian A. Tiedemann		January 12, 2015
Julian A. Tiedemann	Chairman of the Board of Directors	Date

/s/ Joseph A. Budano		January 12, 2015
Joseph A. Budano	Director	Date

/s/ Eric S. Fullerton		January 12, 2015
Eric S. Fullerton	Director	Date

/s/ Gioia Messinger		January 12, 2015
Gioia Messinger	Director	Date

/s/ Arthur D. Roche		January 12, 2015
Arthur D. Roche	Director	Date