Form 10-Q
period 2014-12-31
VICON INDUSTRIES INC /NY/
filed 2015-02-23
CIK 310056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number:  1-7939

VICON INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

New York	11-2160665
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

135 Fell Court, Hauppauge, New York	11788
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☒

At February 17, 2015, the registrant had outstanding 9,147,433 shares of Common Stock, $.01 par value.

VICON INDUSTRIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	12/31/2014	12/31/2013

Net sales	$10,176,446	$8,109,194
Cost of sales	6,405,755	5,100,057
Gross profit	3,770,691	3,009,137

Operating expenses:
Selling, general and administrative expense	4,297,889	3,267,296
Engineering and development expense	1,306,577	1,105,599
Restructuring charges	348,786	—
Merger and related expense	—	159,898
	5,953,252	4,532,793

Operating loss	(2,182,561)	(1,523,656)

Interest income	1,126	4,129

Loss before income taxes	(2,181,435)	(1,519,527)

Income tax expense	—	8,000

Net loss	$(2,181,435)	$(1,527,527)

Loss per share:
Basic	$(.24)	$(.34)

Diluted	$(.24)	$(.34)

Weighted average shares outstanding:

Basic	9,100,100	4,503,885

Diluted	9,100,100	4,503,885

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended
	12/31/2014	12/31/2013
Net loss	$(2,181,435)	$(1,527,527)
Other comprehensive income (loss):
Unrealized gain (loss) on securities	1,349	(1,429)
Foreign currency translation adjustment	(145,229)	85,770
Other comprehensive income (loss)	(143,880)	84,341
Comprehensive loss	$(2,325,315)	$(1,443,186)

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	12/31/2014	9/30/2014
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$3,108,325	$4,751,270
Marketable securities	122,528	120,310
Accounts receivable, net	7,065,213	8,632,393
Inventories:
Parts, components, and materials	2,016,397	1,491,835
Work-in-process	967,476	1,026,434
Finished products	6,983,271	6,309,986
	9,967,144	8,828,255
Prepaid expenses and other current assets	620,723	425,797
Assets held for sale	4,125,902	4,125,902
TOTAL CURRENT ASSETS	25,009,835	26,883,927

Property, plant and equipment	6,157,983	6,196,113
Less accumulated depreciation and amortization	(5,287,972)	(5,326,425)
	870,011	869,688
Goodwill	6,016,469	6,016,469
Intangible assets, net	3,926,667	4,034,667
Other assets	855,286	963,095
TOTAL ASSETS	$36,678,268	$38,767,846

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,491,635	$5,441,528
Accrued compensation and employee benefits	2,650,652	2,984,554
Accrued expenses	1,753,994	2,095,135
Unearned revenue	974,665	357,597
TOTAL CURRENT LIABILITIES	10,870,946	10,878,814

Unearned revenue - non current	121,730	134,816
Other long-term liabilities	1,652,202	1,583,997
TOTAL LIABILITIES	12,644,878	12,597,627
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, par value $.01 per share authorized - 25,000,000 shares issued - 10,003,631 and 9,900,868 shares	100,036	99,008
Capital in excess of par value	40,731,686	40,544,228
Accumulated deficit	(12,314,108)	(10,132,673)
Treasury stock at cost, 856,198 shares	(4,226,852)	(4,226,852)
Accumulated other comprehensive loss	(257,372)	(113,492)
TOTAL SHAREHOLDERS’ EQUITY	24,033,390	26,170,219
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$36,678,268	$38,767,846

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	12/31/2014	12/31/2013
Cash flows from operating activities:
Net loss	$(2,181,435)	$(1,527,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	151,870	101,130
Amortization of deferred compensation	1,202	1,202
Stock compensation expense	146,830	35,095
Change in assets and liabilities:
Accounts receivable, net	1,500,845	2,091,236
Inventories, net	(1,192,025)	559,183
Prepaid expenses and other current assets	(201,526)	(55,714)
Other assets	107,809	4,049
Accounts payable	123,717	(603,203)
Accrued compensation and employee benefits	(320,922)	(696,266)
Accrued expenses	(332,293)	(84,031)
Unearned revenue	603,982	13,412
Other liabilities	71,220	24,288
Net cash used in operating activities	(1,520,726)	(137,146)

Cash flows from investing activities:
Net increase in marketable securities	(869)	(767)
Capital expenditures	(48,833)	(13,910)
Net cash used in investing activities	(49,702)	(14,677)

Cash flows from financing activities:
Proceeds from exercise of stock options	40,454	—
Net cash provided by financing activities	40,454	—
Effect of exchange rate changes on cash	(112,971)	29,124

Net decrease in cash	(1,642,945)	(122,699)
Cash and cash equivalents at beginning of year	4,751,270	8,281,714
Cash and cash equivalents at end of period	$3,108,325	$8,159,015

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2014

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2015.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2014.  Certain prior year amounts have been reclassified to conform to the current period presentation.

Note 2:  Marketable Securities

Marketable securities consist of mutual fund investments principally in federal, state and local government debt securities of $122,528 as of December 31, 2014.  Such mutual fund investments are stated at market value based on quoted market prices (Level 1 inputs) and are classified as available-for-sale under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320, with unrealized gains and losses reported in accumulated other comprehensive income (loss) as a component of shareholders’ equity. The cost of such securities at December 31, 2014 was $124,385, with $1,857 of cumulative unrealized losses reported at December 31, 2014.

Note 3:  Accounts Receivable

Accounts receivable is stated net of an allowance for uncollectible accounts of $911,000 and $907,000 as of December 31, 2014 and September 30, 2014, respectively.

Note 4:  Loss per Share

Basic loss per share (EPS) is computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options and under deferred compensation agreements.

The following tables provide the components of the basic and diluted EPS computations for the three month periods ended December 31, 2014 and 2013:

	Three Months Ended
	December 31,
	2014	2013
Basic EPS Computation
Net loss	$(2,181,435)	$(1,527,527)
Weighted average shares outstanding	9,100,100	4,503,885
Basic loss per share	$(.24)	$(.34)

	Three Months Ended
	December 31,
	2014	2013
Diluted EPS Computation
Net loss	$(2,181,435)	$(1,527,527)

Weighted average shares outstanding	9,100,100	4,503,885
Stock options	—	—
Stock compensation arrangements	—	—
Diluted shares outstanding	9,100,100	4,503,885

Diluted loss per share	$(.24)	$(.34)

For the three months ended December 31, 2014 and 2013, all outstanding stock options and shares issuable under stock compensation arrangements totaling 686,858 and 445,820 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive. The actual effect of these stock options and shares, if any, on the diluted earnings per share calculation will vary significantly depending on fluctuations in the market price of the Company's stock.

Note 5:   Accumulated Other Comprehensive Loss

The Company's accumulated other comprehensive loss balances at December 31, 2014 and September 30, 2014 consisted of the following:

	December 31, 2014	September 30, 2014
Foreign currency translation adjustment	$(255,515)	$(110,286)
Unrealized loss on marketable securities	(1,857)	(3,206)
Accumulated other comprehensive loss	$(257,372)	$(113,492)

Note 6:   Goodwill and Intangible Assets

The Company’s goodwill balance of $6.0 million as of December 31, 2014 represents the excess of the purchase price over the fair value of net identifiable assets acquired in the August 29, 2014 IQinVision business combination (see Note 11). Goodwill is not amortized and is tested for impairment on an annual basis during the Company's fourth quarter, or more frequently if circumstances indicate impairment might exist. Goodwill is evaluated for impairment through the comparison of fair value of reporting units to their carrying values. When evaluating goodwill for impairment, the Company may first perform an assessment of qualitative factors to determine if the fair value of the reporting unit is more-likely-than-not greater than its carrying amount. This qualitative assessment is referred to as a "step zero" approach.  If, based on the review of the qualitative factors, the Company determines it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying value, the required two-step impairment test can be bypassed. If the Company does not perform a qualitative assessment or if the fair value of the reporting unit is not more-likely-than-not greater than its carrying value, the Company must perform the first step of the two-step impairment test, and calculate the estimated fair value of the reporting unit. If the carrying value of goodwill exceeds the estimated fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment.

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

For the three months ended December 31, 2014, net sales from the Company's IQinVision business unit were below expectations and, accordingly, the Company has adjusted its sales forecast for this business unit for the balance of fiscal 2015. In addition, the

Company's overall market capitalization has materially declined since this business combination. Such factors are indicators of potential goodwill impairment. However, due to the significant effort that is required to determine the implied fair value of a reporting unit's goodwill, we are unable to reasonably estimate the amount of goodwill impairment, if any, during the first quarter. The Company will conduct a formal impairment test prior to the required annual test in the second quarter, which may result in a material impairment charge.

Amortization is provided on a straight line method, or in the case of customer relationships, on an accelerated method. Following is a schedule of intangible assets, net:

	December 31, 2014	September 30, 2014	Estimated Useful Life
Definite-lived intangibles:
Technology	$2,416,667	$2,479,167	10 years
Customer relationships	864,667	899,167	7 years
Tradenames	645,333	656,333	15 years
	$3,926,667	$4,034,667

Amortization expense was $108,000 for the three months ended December 31, 2014. Future amortization expense for intangible assets over the next five years ending September 30 and thereafter is summarized as follows:

Fiscal Year	Amount
Remainder of 2015	$324,000
2016	517,000
2017	518,000
2018	427,000
2019	373,000
Thereafter	1,767,667

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

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their grant date fair values and over the requisite service period.  For the three month periods ended December 31, 2014 and 2013, the Company recorded non-cash compensation expense of $146,830 and $35,095, respectively ($.02 and $.01 per basic and diluted share, respectively), relating to stock compensation.

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

Note 9:  Income Taxes

Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which a tax benefit has been recorded in the income statement. The Company has a valuation allowance against its deferred tax assets due to the uncertainty of future realization. The full valuation allowance is determined to be appropriate due to the Company's operating losses since fiscal year 2010 and the inherent uncertainties of predicting future operating results in periods over which such net tax differences become deductible. At September 30, 2014, the Company had $9.7 million of unrecognized net deferred tax assets available, which includes approximately $5.7 million of tax effected U.S. and foreign net operating loss carryforwards. On August 29, 2014, the Company merged with IQinVision, Inc. (see Note 11). In connection with this merger, the Company's ability to utilize pre-merger net operating losses and tax credit carryforwards in the future is subject to certain limitations pursuant to Section 382 of the Internal Revenue Code. No determination has been made at this time as to the occurrence of a Section 382 change in ownership. However, in such event, the annual limitation on utilization of the Company's U.S. net operating loss carryforwards is presently estimated at $500,000 based on a preliminary entity valuation.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  The Company files U.S. Federal and State income tax returns and foreign tax returns in the United Kingdom, Germany and Israel.  The Company is generally no longer subject to tax examinations in such jurisdictions for fiscal years prior to 2011 in the U.S. and 2009 in the U.K., Germany and Israel.

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

The following table is a summary of the fair value estimates of the identifiable intangible assets acquired and their useful lives:

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

Note 12:  Restructuring Charges

Pursuant to the August 29, 2014 IQinVision merger, the Company initiated certain integration and restructuring activities pursuant to an approved plan (the "Plan"). The Company recognized $349,000 of severance charges in the three months ended December 31, 2014 in connection with the Plan pursuant to notification of termination benefits to one affected employee.

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

Note 13: Product Warranties

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

Changes in the Company's warranty liability (included in accrued expenses) for the three months ended December 31, 2014 and 2013 were as follows and include the balances and activity of IQinVision, Inc. for periods subsequent to the merger date of August 29, 2014:

	Three Months Ended December 31,
	2014	2013
Balance at beginning of year	$849,000	$411,000
Provision for warranties	128,000	11,000
Expenses incurred	(140,000)	(60,000)
Balance at end of period	$837,000	$362,000

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

Business Combination

On August 29, 2014, the Company merged with IQinVision, Inc. (“IQinVision”), a California corporation, with IQinVision surviving as a wholly owned subsidiary of the Company (the “Merger”). In connection with the Merger, the Company issued 4,522,335 shares of its common stock to IQinVision shareholders, which represented 50% of the Company’s outstanding common stock at the date of the Merger. In addition, the Company assumed a total of 642,420 IQinVision stock options and stock appreciation rights along with related 2001 and 2011 Stock Incentive Plan provisions at the date of merger. The number and exercise prices of these equity instruments assumed were proportionately determined in accordance with a specified merger agreement exchange formula. For accounting purposes, the purchase price of the business combination at the date of closing was $14.9 million, consisting of 4,522,335 shares of Vicon common stock valued at $14.2 million on the date of issuance and assumed IQinVision stock options and stock appreciation rights valued at $723,000 in accordance with Financial Accounting Standards Board ASC 718. In connection with the Merger, the Company incurred $1.1 million of transaction and other merger related costs that were expensed in fiscal 2014. Subsequent to the merger, the Company began execution of a global integration and restructuring plan (“the Plan”) targeted to, among other things, reduce operating costs and maximize operating cash flow. The Company incurred certain related restructuring costs that have been reflected in its fiscal year 2014 and first quarter of fiscal 2015 results and anticipates incurring additional charges during at least the second quarter of fiscal year 2015 as planned initiatives are phased in.

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

Results of Operations
Three Months Ended December 31, 2014 Compared with December 31, 2013

Financial results for the three months ended December 31, 2014 include the full period results of operations for IQinVision due to the August 29, 2014 merger.

Net sales for the quarter ended December 31, 2014 increased by $2.1 million (25%) to $10.2 million compared with $8.1 million in the year ago period. Sales of IQinVision products for the current year quarter were $1.7 million. The Company's net sales for the first quarter of fiscal 2015, exclusive of IQinVision sales, increased by $390,000 (5%) compared with the year ago period. Sales in the Americas, exclusive of IQinVision, increased $1.3 million (26%) to $6.5 million compared with $5.1 million in the year ago period, while Europe, Middle East and Africa (EMEA) sales decreased $947,000 (32%) to $2.0 million compared with $3.0 million in the year ago period.  Order intake for the quarter ended December 31, 2014 increased by $2.4 million (29%) to $10.6 million compared with $8.2 million in the year ago period. Orders of IQinVision products for the current year quarter were $1.6 million. North America order intake, exclusive of IQinVision, increased by $822,000 (15%) to $6.5 million compared with

$5.7 million in the year ago period while EMEA order intake decreased 1% to $2.5 million compared with $2.6 million in the year ago period. The backlog of unfilled orders was $3.0 million at December 31, 2014 compared with $2.6 million at September 30, 2014.

Gross profit margins for each of the quarters ended December 31, 2014 and 2013 were 37.1%. Operating expenses for the quarter ended December 31, 2014 increased $1.4 million to $5.9 million compared with $4.5 million for the year ago period. Operating expenses of IQinVision for the current year quarter were $1.7 million. Operating expenses for the current year quarter, exclusive of IQinVision, decreased $294,000 principally as a result of reduced personnel costs. Selling, general and administrative (SG&A) expenses for the current quarter, which included $956,000 of IQinVision expenses, increased $1.0 million to $4.3 million compared with $3.3 million in the year ago period. Engineering and development expenses increased $201,000 to $1.3 million for the quarter ended December 31, 2014 compared with $1.1 million for the year ago period. Exclusive of $410,000 of IQinVision expenses, engineering and development expenses decreased $209,000 for the current quarter. In the current year quarter, the Company recognized $349,000 of severance charges in connection with a merger related integration and restructuring plan. Further restructuring charges are anticipated through at least the second quarter of fiscal 2015 as planned initiatives are phased in. In the year ago period, the Company incurred $160,000 of merger related costs in connection with the August 29, 2014 business combination.

The Company incurred an operating loss of $2.2 million for the first quarter of fiscal 2015 compared with an operating loss of $1.5 million in the year ago period. Excluding non-recurring restructuring charges of $349,000, the Company would have reported an operating loss of $1.8 million for the current quarter.

The Company recorded no income tax expense for the first quarter of fiscal 2015 compared with $8,000 in the year ago period. The year ago period amount represents minimum foreign subsidiary income taxes. The Company provides for a valuation allowance against its deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on reported pretax losses for both periods (see Note 9: Income Taxes).

As a result of the foregoing, the Company reported a net loss of $2.2 million for the first quarter of fiscal 2015 compared with a net loss of $1.5 million in the year ago period.

Liquidity and Capital Resources

Net cash used in operating activities was $1.5 million for the first quarter of fiscal 2015. The Company incurred $1.9 million of cash operating losses for the period after $300,000 of non-cash charges. Such cash losses were offset in part by a $1.5 million reduction in accounts receivable, offset in part by a $1.2 million increase in inventories. Net cash used in investing activities was $50,000 for the first quarter of fiscal 2015 consisting principally of general capital expenditures. Net cash provided by financing activities was $40,000 for the first quarter of fiscal 2015 representing proceeds from the exercise of stock options. As a result of the foregoing, cash (exclusive of marketable securities) decreased by $1.6 million for the first quarter of fiscal 2015 after the effect of exchange rate changes on the cash position of the Company.

On August 29, 2014, the Company completed its merger with IQinVision, Inc. and subsequently began execution of a global integration and restructuring plan (the "Plan") targeted to, among other things, reduce operating costs and maximize operating cash flow. The Company incurred certain related restructuring costs that have been reflected in its first quarter of fiscal year 2015 results and anticipates incurring additional charges during at least the second quarter of fiscal year 2015 as planned initiatives are phased in. Pursuant to the Plan, in November 2014, the Company entered into a contract for the sale of its Edgewood, New York headquarters facility at a price of $3.5 million, excluding sales commission and closing costs. The transaction is expected to close in the second fiscal quarter of 2015 and is contingent upon certain buyer conditions and customary closing provisions. At the same time, the Company entered into a lease for a replacement headquarters facility located in Hauppauge, New York. The Company is also marketing its 14,000 square-foot United Kingdom based operating facility for sale, which is expected to be replaced by a smaller leased facility in the event of a sale transaction. These measures were taken in part to support anticipated cash flow requirements during 2015. These assets are presented as held for sale in the accompanying balance sheets.

The Company presently believes that it will have sufficient cash to meet its anticipated operating costs and capital expenditure requirements for at least the next twelve months based principally upon the receipt of proceeds associated with the anticipated closing of the Company's headquarters facility sale. In addition, the Company plans to explore third party financing sources. However, there is no assurance that such funding will be available.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a material effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The Company's significant accounting policies are fully described in Note 1 to the Company's consolidated financial statements included in its September 30, 2014 Annual Report on Form 10-K.  Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

The Company’s goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in the recent business combination. Goodwill is not amortized and is tested for impairment at least annually. When evaluating goodwill for impairment, the Company may first perform an assessment of qualitative factors to determine if the fair value of the reporting unit is more-likely-than-not greater than its carrying amount. If, based on the review of the qualitative factors, the Company determines it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying value, the required two-step impairment test can be bypassed. If the Company does not perform a qualitative assessment or if the fair value of the reporting unit is not more-likely-than-not greater than its carrying value, the Company must perform the first step of the two-step impairment test, and calculate the estimated fair value of the reporting unit. If the carrying value of goodwill exceeds the estimated fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment for goodwill is measured as the excess of its carrying amount over its fair value. For the three months ended December 31, 2014, net sales from the Company's IQinVision business unit were below expectations and, accordingly, the Company has adjusted its sales forecast for this business unit for the balance of fiscal 2015. In addition, the Company's overall market capitalization has materially declined since this business combination. Such factors are indicators of potential goodwill impairment. However, due to the significant effort that is required to determine the implied fair value of a reporting unit's goodwill, we are unable to reasonably estimate the amount of goodwill impairment, if any, during the first quarter. The Company will conduct a formal impairment test prior to the required annual test in the second quarter, which may result in a material impairment charge.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Statements in this Report on Form 10-Q that are not strictly historical facts including, without limitation, statements included under the “Management’s Discussion and Analysis” caption, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. The forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance and/or achievements of the Company to differ materially from any future results, performance or achievements, express or implied, by the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, and that in light of the significant uncertainties inherent in forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.  The Company assumes no obligation to publicly update or revise its forward-looking statements or to advise of changes in the assumptions and factors on which they are based.

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

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
None

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2008, the Company’s Board of Directors authorized the purchase of up to $1 million worth of shares of the Company’s outstanding common stock. In December 2009, the Board of Directors authorized the purchase of an additional $1.5 million worth of shares of the Company’s outstanding common stock. The Company did not repurchase any of its common stock during the three month period ended December 31, 2014. The approximate dollar value of shares that may yet be purchased under the program was $972,679 as of December 31, 2014.

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

VICON INDUSTRIES, INC.

February 23, 2015

/s/ Eric S. Fullerton	/s/ John M. Badke
Eric S. Fullerton	John M. Badke
Chief Executive Officer	Senior Vice President, Finance and
Chief Financial Officer