Form 10-Q
period 2015-06-30
VICON INDUSTRIES INC /NY/
filed 2015-08-13
CIK 310056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
Yes ☐ No ☒

At August 11, 2015, the registrant had outstanding 9,204,797 shares of Common Stock, $.01 par value.

VICON INDUSTRIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	6/30/2015	6/30/2014	6/30/2015	6/30/2014

Net sales	$11,701,030	$9,256,353	$32,146,605	$24,402,221
Cost of sales	7,017,300	5,901,996	19,787,165	15,430,907
Gross profit	4,683,730	3,354,357	12,359,440	8,971,314

Operating expenses:
Selling, general and administrative expense	4,250,069	3,406,069	12,632,640	9,854,423
Engineering and development expense	1,233,984	1,143,389	3,765,965	3,353,290
Restructuring charges	—	—	572,913	—
Merger and related expense	—	170,127	—	594,444
	5,484,053	4,719,585	16,971,518	13,802,157

Operating loss	(800,323)	(1,365,228)	(4,612,078)	(4,830,843)

Interest income	161	2,760	1,533	11,460
Other expense	—	—	(140,853)	—

Loss before income taxes	(800,162)	(1,362,468)	(4,751,398)	(4,819,383)

Income tax expense	—	8,000	—	24,000

Net loss	$(800,162)	$(1,370,468)	$(4,751,398)	$(4,843,383)

Loss per share:
Basic	$(.09)	$(.30)	$(.52)	$(1.07)

Diluted	$(.09)	$(.30)	$(.52)	$(1.07)

Weighted average shares outstanding:

Basic	9,154,797	4,508,162	9,135,987	4,505,644

Diluted	9,154,797	4,508,162	9,135,987	4,505,644

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	6/30/2015	6/30/2014	6/30/2015	6/30/2014
Net loss	$(800,162)	$(1,370,468)	$(4,751,398)	$(4,843,383)
Other comprehensive income (loss):
Unrealized gain (loss) on securities	(168)	2,000	2,826	2,110
Foreign currency translation adjustment	95,025	47,270	(112,722)	142,122
Other comprehensive income (loss)	94,857	49,270	(109,896)	144,232
Comprehensive loss	$(705,305)	$(1,321,198)	$(4,861,294)	$(4,699,151)

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	6/30/2015	9/30/2014
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$2,258,202	$4,751,270
Marketable securities	12,897	120,310
Accounts receivable, net	9,656,432	8,632,393
Inventories:
Parts, components, and materials	2,460,028	1,491,835
Work-in-process	1,165,519	1,026,434
Finished products	4,727,693	6,309,986
	8,353,240	8,828,255
Prepaid expenses and other current assets	510,588	425,797
Assets held for sale	800,902	4,125,902
TOTAL CURRENT ASSETS	21,592,261	26,883,927

Property, plant and equipment	6,233,885	6,196,113
Less accumulated depreciation and amortization	(5,444,671)	(5,326,425)
	789,214	869,688
Goodwill	6,016,469	6,016,469
Intangible assets, net	3,710,667	4,034,667
Other assets	759,651	963,095
TOTAL ASSETS	$32,868,262	$38,767,846

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,479,101	$5,441,528
Accrued compensation and employee benefits	2,638,428	2,984,554
Accrued expenses	1,697,228	2,095,135
Unearned revenue	562,412	357,597
TOTAL CURRENT LIABILITIES	9,377,169	10,878,814

Unearned revenue - non current	114,642	134,816
Other long-term liabilities	1,548,818	1,583,997
TOTAL LIABILITIES	11,040,629	12,597,627
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, par value $.01 per share authorized - 25,000,000 shares issued - 10,010,995 and 9,900,868 shares	100,110	99,008
Capital in excess of par value	41,061,834	40,544,228
Accumulated deficit	(14,884,071)	(10,132,673)
Treasury stock at cost, 856,198 shares	(4,226,852)	(4,226,852)
Accumulated other comprehensive loss	(223,388)	(113,492)
TOTAL SHAREHOLDERS’ EQUITY	21,827,633	26,170,219
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$32,868,262	$38,767,846

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	6/30/2015	6/30/2014
Cash flows from operating activities:
Net loss	$(4,751,398)	$(4,843,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	512,645	292,070
Amortization of deferred compensation	2,539	3,566
Stock compensation expense	468,063	95,646
Change in assets and liabilities:
Accounts receivable, net	(1,064,427)	1,518,752
Inventories, net	443,648	1,919,925
Prepaid expenses and other current assets	(88,588)	216,604
Other assets	203,444	13,617
Accounts payable	(921,548)	(837,611)
Accrued compensation and employee benefits	(336,369)	(412,377)
Accrued expenses	(390,680)	(12,920)
Unearned revenue	184,641	(51,053)
Other liabilities	(33,024)	(130,228)
Net cash used in operating activities	(5,771,054)	(2,227,392)

Cash flows from investing activities:
Proceeds from sale of building, net	3,325,000	—
Net decrease (increase) in marketable securities	110,239	(2,355)
Capital expenditures	(112,284)	(116,932)
Net cash provided by (used in) investing activities	3,322,955	(119,287)

Cash flows from financing activities:
Proceeds from exercise of stock options	48,106	—
Net cash provided by financing activities	48,106	—
Effect of exchange rate changes on cash	(93,075)	31,134

Net decrease in cash	(2,493,068)	(2,315,545)
Cash and cash equivalents at beginning of year	4,751,270	8,281,714
Cash and cash equivalents at end of period	$2,258,202	$5,966,169

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2015.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2014.

Note 2:  Marketable Securities

Marketable securities consist of mutual fund investments principally in federal, state and local government debt securities of $12,897 as of June 30, 2015.  Such mutual fund investments are stated at market value based on quoted market prices (Level 1 inputs) and are classified as available-for-sale under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320, with unrealized gains and losses reported in accumulated other comprehensive loss as a component of shareholders’ equity. The cost of such securities at June 30, 2015 was $13,277, with $380 of cumulative unrealized losses reported at June 30, 2015.

Note 3:  Accounts Receivable

Accounts receivable is stated net of an allowance for uncollectible accounts of $901,000 and $907,000 as of June 30, 2015 and September 30, 2014, respectively.

Note 4:  Loss per Share

Basic loss per share (EPS) is computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options and under deferred compensation agreements.

The following tables provide the components of the basic and diluted EPS computations for the three and nine month periods ended June 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic EPS Computation
Net loss	$(800,162)	$(1,370,468)	$(4,751,398)	$(4,843,383)
Weighted average shares outstanding	9,154,797	4,508,162	9,135,987	4,505,644
Basic loss per share	$(.09)	$(.30)	$(.52)	$(1.07)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Diluted EPS Computation
Net loss	$(800,162)	$(1,370,468)	$(4,751,398)	$(4,843,383)

Weighted average shares outstanding	9,154,797	4,508,162	9,135,987	4,505,644
Stock options	—	—	—	—
Stock compensation arrangements	—	—	—	—
Diluted shares outstanding	9,154,797	4,508,162	9,135,987	4,505,644

Diluted loss per share	$(.09)	$(.30)	$(.52)	$(1.07)

For the for the three and nine month periods ended June 30, 2015 and 2014, all outstanding stock options and shares issuable under stock compensation arrangements totaling 604,082 and 435,570 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive. The actual effect of these stock options and shares, if any, on the diluted earnings per share calculation will vary significantly depending on fluctuations in the market price of the Company's stock.

Note 5:   Accumulated Other Comprehensive Loss

The Company's accumulated other comprehensive loss balances at June 30, 2015 and September 30, 2014 consisted of the following:

	June 30, 2015	September 30, 2014
Foreign currency translation adjustment	$(223,008)	$(110,286)
Unrealized loss on marketable securities	(380)	(3,206)
Accumulated other comprehensive loss	$(223,388)	$(113,492)

Note 6:   Goodwill and Intangible Assets

The Company’s goodwill balance of $6.0 million as of June 30, 2015 represents the excess of the purchase price over the fair value of net identifiable assets acquired in the August 29, 2014 IQinVision business combination (see Note 11). Goodwill is not amortized and is tested for impairment on an annual basis during the Company's fourth quarter, or more frequently if circumstances indicate impairment might exist. Goodwill is evaluated for impairment through the comparison of fair value of reporting units to their carrying values. When evaluating goodwill for impairment, the Company may first perform an assessment of qualitative factors to determine if the fair value of the reporting unit is more-likely-than-not greater than its carrying amount. This qualitative assessment is referred to as a "step zero" approach.  If, based on the review of the qualitative factors, the Company determines it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying value, the required two-step impairment test can be bypassed. If the Company does not perform a qualitative assessment or if the fair value of the reporting unit is not more-likely-than-not greater than its carrying value, the Company must perform the first step of the two-step impairment test, and calculate the estimated fair value of the reporting unit. If the carrying value of goodwill exceeds the estimated fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment.

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

For the six months ended March 31, 2015, net sales from the Company's IQinVision business unit were below expectations and, accordingly, the Company had adjusted its sales forecast for this business unit for the balance of fiscal 2015. In addition, the

Company's overall market capitalization has materially declined since this business combination. Such factors are indicators of potential goodwill impairment. At the end of the second quarter and prior to the required annual test, the Company conducted an impairment test using the income approach. As a result, no impairment was recorded as the fair value of the entity exceeded its carrying value. In addition, the Company has noted no further indicators of impairment during the third quarter and, thus, no impairment was recorded in the period.

Amortization is provided on a straight line method, or in the case of customer relationships, on an accelerated method. Following is a schedule of intangible assets, net:

	June 30, 2015	September 30, 2014	Estimated Useful Life
Definite-lived intangibles:
Technology	$2,291,667	$2,479,167	10 years
Customer relationships	795,667	899,167	7 years
Tradenames	623,333	656,333	15 years
	$3,710,667	$4,034,667

Amortization expense was $324,000 for the nine months ended June 30, 2015. Future amortization expense for intangible assets over the next five years ending September 30 and thereafter is summarized as follows:

Fiscal Year	Amount
Remainder of 2015	$108,000
2016	517,000
2017	518,000
2018	427,000
2019	373,000
Thereafter	1,767,667

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

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their grant date fair values and over the requisite service period.  For the three month periods ended June 30, 2015 and 2014, the Company recorded non-cash compensation expense of $156,718 and $31,016, respectively ($.02 and $.01 per basic and diluted share, respectively), relating to stock compensation. For the nine month periods ended June 30, 2015 and 2014, the Company recorded non-cash compensation expense of $468,063 and $95,646, respectively ($.05 and $.02 per basic and diluted share, respectively), relating to stock compensation.

Note 8:  Recent Accounting Pronouncements

In May 2014, the FASB issued guidance on revenue from contracts with customers. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved, in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. This guidance permits the use of either the retrospective or cumulative effect transition method and is effective for the Company beginning in 2019; early adoption is not permitted. The Company has not yet evaluated the impact of this guidance on the Company's financial condition, results of operations and related disclosures.

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

Note 12:  Restructuring Charges

Pursuant to the August 29, 2014 IQinVision merger, the Company initiated certain integration and restructuring activities pursuant to an approved plan (the "Plan"). For the nine month period ended June 30, 2015, the Company recognized $573,000 of severance charges in connection with the Plan pursuant to notification of termination benefits to fourteen affected employees.

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

Changes in the Company's warranty liability (included in accrued expenses) for the three and nine month periods ended June 30, 2015 and 2014 were as follows and include the balances and activity of IQinVision, Inc. for periods subsequent to the merger date of August 29, 2014:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$836,000	$362,000	$849,000	$411,000
Provision for warranties	117,000	49,000	366,000	113,000
Expenses incurred	(120,000)	(48,000)	(382,000)	(161,000)
Balance at end of period	$833,000	$363,000	$833,000	$363,000

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

The Company sells video surveillance system components in a highly competitive worldwide marketplace principally to authorized security distributors, dealers and system integrators. Such dealers and integrators typically resell and install the Company’s products directly to end users, among other services. The Company’s sales are principally project based and are largely dependent upon winning projects, construction activities and the timing of funding.  Sales will vary from period to period depending upon many factors including seasonal and geographic trends in construction activities and the timing of deliveries due to changes in project schedules and funding. The Company usually does not have a large backlog as its customer orders are typically deliverable within three months or often upon receipt of order.

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

Business Combination

On August 29, 2014, the Company merged with IQinVision, Inc. (“IQinVision”), a California corporation, with IQinVision surviving as a wholly owned subsidiary of the Company (the “Merger”). In connection with the Merger, the Company issued 4,522,335 shares of its common stock to IQinVision shareholders, which represented 50% of the Company’s outstanding common stock at the date of the Merger. In addition, the Company assumed a total of 642,420 IQinVision stock options and stock appreciation rights along with related 2001 and 2011 Stock Incentive Plan provisions at the date of merger. The number and exercise prices of these equity instruments assumed were proportionately determined in accordance with a specified merger agreement exchange formula. For accounting purposes, the purchase price of the business combination at the date of closing was $14.9 million, consisting of 4,522,335 shares of Vicon common stock valued at $14.2 million on the date of issuance and assumed IQinVision stock options and stock appreciation rights valued at $723,000 in accordance with Financial Accounting Standards Board ASC 718. In connection with the Merger, the Company incurred $1.1 million of transaction and other merger related costs that were expensed in fiscal 2014. Subsequent to the merger, the Company began execution of a global integration and restructuring plan (“the Plan”) targeted to, among other things, reduce operating costs and maximize operating cash flow. The Company has incurred certain related restructuring costs that have been reflected in its fiscal year 2014 and 2015 results.

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

Results of Operations
Three Months Ended June 30, 2015 Compared with June 30, 2014

Financial results for the three months ended June 30, 2015 include the full period results of operations for IQinVision due to the August 29, 2014 merger.

Net sales for the quarter ended June 30, 2015 increased by $2.4 million (26%) to $11.7 million compared with $9.3 million in the year ago period. Sales of IQinVision products for the current year quarter were $3.1 million. The Company's net sales for the third quarter of fiscal 2015, exclusive of IQinVision sales, decreased by $697,000 (8%) compared with the year ago period. Sales in the Americas, exclusive of IQinVision, decreased $268,000 (4%) to $6.3 million compared with $6.6 million in the year ago period, while Europe, Middle East and Africa (EMEA) sales decreased $429,000 (16%) to $2.2 million compared with $2.7 million in the year ago period.  Order intake for the quarter ended June 30, 2015 increased by $2.9 million (34%) to $11.5 million compared with $8.6 million in the year ago period. Orders of IQinVision products for the current year quarter were $2.8 million. North America order intake, exclusive of IQinVision, increased by $705,000 (12%) to $6.6 million compared with $5.9 million in the year ago period while EMEA order intake decreased 22% to $2.1 million compared with $2.7 million in the year ago period. The backlog of unfilled orders was $4.1 million at June 30, 2015 compared with $2.6 million at September 30, 2014.

Gross profit margins for the quarter ended June 30, 2015 increased to 40.0% compared with 36.2% in the year ago period. Operating expenses for the third quarter of fiscal 2015 increased $764,000 to $5.5 million compared with $4.7 million for the year ago period due principally to the addition of IQinVision operating expenses in the current year quarter. Selling, general and administrative (SG&A) expenses for the current quarter increased $844,000 to $4.3 million compared with $3.4 million in the year ago period. Engineering and development expenses increased $91,000 to $1.2 million for the current quarter compared with $1.1 million for the year ago period. The Company has assimilated many of the continuing IQinVision operating expenses, thus now rendering them essentially indistinguishable for comparative reporting purposes. In the year ago period, the Company incurred $170,000 of merger related costs in connection with the August 29, 2014 business combination.

The Company incurred an operating loss of $800,000 for the third quarter of fiscal 2015 compared with an operating loss of $1.4 million in the year ago period.

The Company recorded no income tax expense for the third quarter of fiscal 2015 compared with $8,000 in the year ago period. The year ago period amount represents minimum foreign subsidiary income taxes. The Company provides for a valuation allowance against its deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on reported pretax losses for both periods (see Note 9: Income Taxes).

As a result of the foregoing, the Company reported a net loss of $800,000 for the third quarter of fiscal 2015 compared with a net loss of $1.4 million in the year ago period.

Results of Operations
Nine Months Ended June 30, 2015 Compared with June 30, 2014

Financial results for the nine months ended June 30, 2015 include the full period results of operations for IQinVision due to the August 29, 2014 merger.

Net sales for the nine months ended June 30, 2015 increased by $7.7 million (32%) to $32.1 million compared with $24.4 million in the year ago period. Sales of IQinVision products for the current year period were $6.9 million. The Company's net sales for the first nine months of fiscal 2015, exclusive of IQinVision sales, increased by $895,000 (4%) compared with the year ago period. Sales in the Americas, exclusive of IQinVision, increased $2.0 million (12%) to $18.3 million compared with $16.3 million in the year ago period, while Europe, Middle East and Africa (EMEA) sales decreased $1.1 million (13%) to $7.0 million compared with $8.1 million in the year ago period.  Order intake for the nine months ended June 30, 2015 increased by $9.9 million (41%) to $33.7 million compared with $23.9 million in the year ago period. Orders of IQinVision products for the current year period were $8.7 million. North America order intake, exclusive of IQinVision, increased by $1.6 million (10%) to $18.2 million compared with $16.6 million in the year ago period while EMEA order intake decreased 6% to $6.9 million compared with $7.3 million in the year ago period.

Gross profit margins for the nine months ended June 30, 2015 increased to 38.4% compared with 36.8% in the year ago period. Operating expenses for the first nine months of fiscal 2015 increased $3.2 million to $17.0 million compared with $13.8 million for the year ago period due principally to the addition of IQinVision operating expenses in the current year period. Selling, general and administrative (SG&A) expenses for the current year period increased $2.8 million to $12.6 million compared with $9.8 million in the year ago period. Engineering and development expenses increased $413,000 to $3.8 million for the first nine months of fiscal 2015 compared with $3.4 million for the year ago period. The Company has assimilated many of the continuing IQinVision operating expenses, thus now rendering them essentially indistinguishable for comparative reporting purposes. In the current year period, the Company recognized $573,000 of severance charges in connection with a merger related integration and restructuring plan. In the year ago period, the Company incurred $594,000 of merger related costs in connection with the August 29, 2014 business combination.

The Company incurred an operating loss of $4.6 million for the first nine months of fiscal 2015 compared with an operating loss of $4.8 million in the year ago period. Excluding non-recurring restructuring charges of $573,000, the Company would have reported an operating loss of $4.0 million for the current year period.

The Company recorded a $140,000 non-operating foreign exchange loss for the first nine months of fiscal 2015 related to certain U.S. dollar based liabilities of its European subsidiary.

The Company recorded no income tax expense for the first nine months of fiscal 2015 compared with $24,000 in the year ago period. The year ago period amount represents minimum foreign subsidiary income taxes. The Company provides for a valuation allowance against its deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on reported pretax losses for both periods (see Note 9: Income Taxes).

As a result of the foregoing, the Company reported a net loss of $4.8 million for the first nine months of fiscal 2015 compared with a net loss of $4.8 million in the year ago period.

Liquidity and Capital Resources

Net cash used in operating activities was $5.8 million for the first nine months of fiscal 2015, which included a $3.8 million net loss after non-cash charges, $1.6 million of reductions in accounts payable and accrued liabilities, and a $1.1 million increase in accounts receivable, offset in part by a $444,000 reduction in inventories. Net cash provided by investing activities was $3.3 million for the first nine months of fiscal 2015 consisting principally of net proceeds from the sale of the Company's headquarters facility. Net cash provided by financing activities was $48,000 for the first nine months of fiscal 2015 representing proceeds from the exercise of stock options. As a result of the foregoing, cash (exclusive of marketable securities) decreased by $2.5 million for the first nine months of fiscal 2015 after the effect of exchange rate changes on the cash position of the Company.

On August 29, 2014, the Company completed its merger with IQinVision, Inc. and subsequently began execution of a global integration and restructuring plan (the "Plan") targeted to, among other things, reduce operating costs and maximize operating cash flow. The Company incurred certain related restructuring costs that have been reflected in its results for the first nine months of fiscal year 2015. Pursuant to the Plan, the Company closed on the sale of its Edgewood, New York headquarters facility in March 2015 for a net price of $3.3 million. The Company is now leasing a replacement headquarters facility located in Hauppauge, New York. The Company is also marketing its 14,000 square-foot United Kingdom based operating facility for sale, which is expected to be replaced by a smaller leased facility in the event of a sale transaction and is presented as held for sale in the accompanying balance sheets. These measures were taken in part to support anticipated cash flow requirements during 2015.

The Company presently believes that it will have sufficient cash to meet its anticipated operating costs and capital expenditure requirements for at least the next twelve months. In addition, the Company executed a term sheet proposal with a bank to provide an asset-based credit facility, which is subject to final bank credit approval and execution of a definitive agreement between the parties. However, there is no assurance that such agreement will be consummated at this time.

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

The Company’s goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in the recent business combination. Goodwill is not amortized and is tested for impairment at least annually. When evaluating goodwill for impairment, the Company may first perform an assessment of qualitative factors to determine if the fair value of the reporting unit is more-likely-than-not greater than its carrying amount. If, based on the review of the qualitative factors, the Company determines it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying value, the required two-step impairment test can be bypassed. If the Company does not perform a qualitative assessment or if the fair value of the reporting unit is not more-likely-than-not greater than its carrying value, the Company must perform the first step of the two-step impairment test, and calculate the estimated fair value of the reporting unit. If the carrying value of goodwill exceeds the estimated fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment for goodwill is measured as the excess of its carrying amount over its fair value. For the six months ended March 31, 2015, net sales from the Company's IQinVision business unit were below expectations and, accordingly, the Company had adjusted its sales forecast for this business unit for the balance of fiscal 2015. In addition, the Company's overall market capitalization has materially declined since this business combination. Such factors are indicators of potential goodwill impairment. At the end of the second quarter and prior to the required annual test, the Company conducted an impairment test using the income approach. As a result, no impairment was recorded as the fair value of the entity exceeded its carrying value. In addition, the Company has noted no further indicators of impairment during the third quarter and, thus, no impairment was recorded in the period.

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

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
None

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

August 12, 2015

/s/ Eric S. Fullerton	/s/ John M. Badke
Eric S. Fullerton	John M. Badke
Chief Executive Officer	Senior Vice President, Finance and
Chief Financial Officer