Form 10-K
period 2015-09-30
VICON INDUSTRIES INC /NY/
filed 2015-12-29
CIK 310056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2015

Commission File No.  1-07939

VICON INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

NEW YORK	11-2160665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

135 Fell Court, Hauppauge, New York	11788
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:  (631) 952-2288

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $.01	NYSE MKT
(Title of class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
 Large Accelerated Filer ☐    Accelerated Filer ☐  Non-Accelerated Filer ☐ Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)
Yes ☐    No ☑

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant based upon the closing price of $3.52 per share as of March 31, 2015 was approximately $10,706,000.

The number of shares outstanding of the registrant's common stock as of December 18, 2015 was 9,341,038.

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

The Company operates within the electronic protection segment of the security industry.  The U.S. security industry consists of thousands of individuals and businesses (exclusive of public sector law enforcement) that provide products and services for the protection and monitoring of people, property and information. The security industry includes fire and detection systems, access control, video surveillance, asset protection, guard services and equipment, locks, safes, armored vehicles, perimeter protection, private investigations, biometric systems, software and network security, among others.  The Company’s products are typically used for crime deterrence, visual documentation, observation of inaccessible or hazardous areas, enhancing safety, mitigating liability, obtaining cost savings (such as lower insurance premiums), accumulating command and control data, managing control systems and improving the efficiency and effectiveness of personnel. The Company’s products are used in, among others, office buildings, manufacturing plants, apartment complexes, retail stores, government facilities, airports, highways, transportation operations, prisons, casinos, hotels, sports arenas, health care facilities and financial institutions.

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

The Company’s products range from a simple camera mounting bracket to a large IP based video camera control, transmission, recording, storage and virtual matrix switching system.  The Company’s sales are concentrated principally among its network video products (ViconNet™ (VMS) and Kollector™ (NVR’s and DVR’s)) and its IQinVision's branded camera product offering.

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
Independent manufacturer sales representative coverage has been added in certain geographic areas to augment existing Company field sales engineers.

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

The Company’s principal sales offices are located in Hauppauge, New York; San Juan Capistrano, California; and Fareham, England.

International Sales

The Company sells its products in Europe, the Middle East and Africa (EMEA) through its European based subsidiary and elsewhere outside the U.S. principally by direct export from its U.S. headquarters.  The Company primarily uses a wide range of installation companies and security product distributors in international markets.

Export sales and sales from the Company’s foreign subsidiaries amounted to $12.6 million and $15.0 million, or 28% and 43% of consolidated net sales in fiscal years 2015 and 2014, respectively.  The Company’s principal foreign markets are the U.K., Europe, Middle East and the Pacific Rim, which together accounted for approximately 84% of international sales in fiscal 2015.

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

Many of the Company’s principal competitors are larger companies whose financial resources and scope of operations are substantially greater than the Company’s. Such competitors include security divisions of the Bosch Group, Honeywell International, Schneider Electric, Tyco International, Samsung Group and United Technologies, among others. The Company also competes with many VMS producers such as Avigilon Corporation, Exacq Technologies, Genetec Inc. and Milestone Systems and for cameras with companies such as Axis Communications, Hikvision Digital Technology, Panasonic Corporation and Samsung Electronics, among others.  Many additional companies, both domestic and international, produce products that compete against one or more of the Company’s product lines.

Engineering and Development

The Company’s principal engineering and development activities are conducted out of its Israeli and California facilities. The Israeli based team has focused principally on the enhancement of existing ViconNet VMS software and development of next generation video management software systems.  In recent years, the trend of product development and demand within the video security and surveillance market has been toward enhanced software applications involving the compression, analysis, transmission, storage, manipulation, imaging and display of digital video over IP networks.  Since the Company’s target market segment (enterprise applications) requires it to keep pace with changes in technology, the Company has focused its engineering effort in these developing areas.  The California based team has focused principally on the enhancement and repositioning of the Company's IQeye camera product offering and development of advanced camera solutions. Development projects are chosen and prioritized based on competitor threats, the Company’s analysis as to the needs of the marketplace, anticipated technological advances and market research.

Engineering and development expense amounted to approximately $5.1 million and $4.6 million, or 11% and 13% of net sales, in fiscal years 2015 and 2014, respectively.

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

Inventories

The Company generally maintains sufficient finished goods inventory levels to respond to customer demand, since most sales are to security distributors, dealers and system integrators who normally do not carry any significant inventory.  The Company principally builds inventory to known or anticipated customer demand.  In addition to normal safety stock levels, certain additional inventory levels may be maintained for products with long purchase and manufacturing lead times. The Company believes that it is important to carry adequate inventory levels of parts, components and products to avoid production and delivery delays that may detract from its sales efforts.

Backlog

The backlog of orders believed to be firm as of September 30, 2015 and 2014 was approximately $2.4 million and $2.5 million, respectively.  Orders are generally cancelable without penalty at the option of the customer.  The Company prefers that its backlog of orders not exceed its ability to fulfill such orders on a timely basis, since experience shows that long delivery schedules only encourage the Company’s customers to look elsewhere for product availability.

Employees

At September 30, 2015, the Company employed 148 full-time employees and there are no collective bargaining agreements with any of the Company’s employees. The Company considers its relations with its employees to be good.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

The Company operates from a 30,000 square-foot headquarters facility located at 135 Fell Court, Hauppauge, New York, which it leases. In addition, the Company owns a 14,000 square-foot sales, service and warehouse facility in southern England which services Europe, the Middle East and Africa. This facility is in contract for sale and will be replaced by a smaller leased facility sometime after the closing of the sale transaction. The Company also leases a combined 14,329 square-feet of office space in San Juan Capistrano, California and Yavne, Israel.

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

Not applicable

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock is traded on the NYSE MKT under the symbol (VII).  The following table sets forth for the periods indicated, the range of high and low prices for the Company's common stock:

Quarter Ended	High	Low
Fiscal 2015
December	2.32	1.31
March	1.92	1.29
June	2.00	1.28
September	1.75	1.22
Fiscal 2014
December	3.54	2.56
March	4.35	2.92
June	3.52	2.40
September	6.14	2.02

The last sale price of the Company’s common stock on December 18, 2015 as reported on the NYSE MKT was $2.00 per share.  As of December 18, 2015, there were approximately 176 shareholders of record.

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

In December 2008, the Company’s Board of Directors authorized the purchase of up to $1 million worth of shares of the Company’s outstanding common stock.  In December 2009, the Board of Directors authorized the purchase of an additional $1.5 million worth of shares of the Company’s outstanding common stock.  The Company did not repurchase any of its common stock during the three month period ended September 30, 2015. The approximate dollar value of shares that may yet be purchased under the program was $972,679 as of September 30, 2015.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements for the periods indicated, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, product warranties, inventories, long lived assets, goodwill and other intangible assets, income taxes and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors including general market conditions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Results for the periods reported herein are not necessarily indicative of results that may be expected in future periods.

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

The Company competes in a market of rapid technology shifts which enhance the performance capability of security systems.  As a result, the Company spends a significant amount on new product development. In fiscal 2015 and 2014, the Company incurred $5.1 million and $4.6 million of engineering and development expense or 11% and 13% of net sales, respectively. The Company’s expenditures for product development are substantially less than its major competitors.  The ongoing market shift to IP based products and network technologies will continue to burden the Company’s development resources and increase ongoing annual expense for product development.  Further, the Company’s sales effort requires a high level of customer service and technical support for its products.  The Company routinely considers various strategic options that may augment or supplement its present product offerings and technology platforms.

The Company has a foreign sales and distribution subsidiary in Europe that conducts business in British pounds and Euros that represented approximately 20% of the Company’s consolidated sales for fiscal 2015. It also has an Israel based engineering and development subsidiary that incurs a majority of its operating expenses in Shekels that represented approximately 16% of the Company’s operating expenses for fiscal 2015. The Company has historically entered into selected forward currency exchange contracts during favorable exchange rate conditions to help stabilize the impact of changing exchange rates and will consider doing so in the future, financing permitted. However, such hedging activities cannot entirely eliminate the long term effects of foreign currency exchange movements.

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

RESULTS OF OPERATIONS

Fiscal Year 2015 Compared with 2014

The financial results for fiscal year 2015 include the full year results of operations for IQinVision while fiscal year 2014 include the results of operations for IQinVision only from the August 29, 2014 closing date of the Merger through September 30, 2014.

Net sales for 2015 increased by $10.0 million (29%) to $44.9 million compared with $34.9 million in 2014. Sales of IQinVision products for 2015 were $11.0 million compared with $1.8 million for 2014. Net sales for 2015, exclusive of IQinVision sales, increased by $884,000 (3%) compared with 2014. Sales in the Americas market segment, exclusive of IQinVision, increased $2.3 million (10%) to $24.8 million compared with $22.5 million in 2014, while Europe, Middle East and Africa (EMEA) sales decreased $1.4 million (13%) to $9.1 million compared with $10.5 million in 2014.  The EMEA market segment continued to be impacted by weak European economies. Order intake for 2015 increased 33% to $44.8 million compared with $33.7 million in 2014. Orders of IQinVision products for 2015 were $11.4 million compared with $1.0 million in 2014. Americas market segment order intake, exclusive of IQinVision, increased 7% to $24.3 million compared with $22.8 million in 2014, while EMEA order intake decreased 8% to $9.1 million compared with $9.9 million in 2014. The backlog of unfilled orders was $2.4 million at September 30, 2015 compared with $2.5 million at September 30, 2014.

Gross profit margins for 2015 increased to 39.3% compared with 34.9% in 2014. Prior year profit margins were negatively impacted by $519,000 (1.5%) of inventory provisions related to restructuring initiatives. Excluding the effects of restructuring inventory provisions, 2014 margins would have been 36.3%. The 2015 margin improvement was due in part to contributions from the Company's IQeye branded camera line.

Operating expenses for 2015 increased $2.7 million to $22.7 million or 50.6% of net sales compared with $20.0 million or 57.5% of net sales in 2014 due principally to the inclusion of IQinVision operating expenses for the full year in 2015. Selling, general and administrative (SG&A) expenses increased $3.3 million to $17.1 million for 2015 compared with $13.8 million in 2014. Engineering and development expenses increased $467,000 to $5.1 million for 2015 compared with $4.6 million for 2014. The Company has assimilated many of the continuing IQinVision operating expenses, thus now rendering them essentially indistinguishable for comparative reporting purposes. In 2015 and 2014, the Company incurred $573,000 and $520,000, respectively, of severance charges in connection with a merger related integration and restructuring plan. In 2014, the Company incurred $1.1 million of merger related costs in connection with the August 29, 2014 business combination.

The Company incurred an operating loss of $5.1 million for fiscal 2015 compared with an operating loss of $7.9 million for fiscal 2014. Excluding non-recurring merger related expenses and restructuring charges, the Company would have reported operating losses of $4.5 million and $5.8 million for 2015 and 2014, respectively.

In 2015, the Company recorded a $140,000 non-operating foreign exchange loss related to certain U.S. dollar based liabilities of its European subsidiary. In 2014, the Company incurred a $52,000 loss on the sale of its Edgewood, New York headquarters facility.

Interest and other income decreased $12,000 to $2,000 for 2015 compared with $14,000 for 2014 due principally to reduced cash balances.

No income tax benefit was recognized on losses reported for the years presented due to uncertainty of realization. In fiscal 2011, the Company provided a valuation allowance against its deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on subsequent reported pretax losses (see Note 3: Income Taxes).

As a result of the foregoing, the Company reported a net loss of $5.2 million for 2015 compared with a net loss of $7.9 million for 2014.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $5.6 million for fiscal 2015, which included a $3.9 million net loss exclusive of $1.3 million of non-cash charges and a $2.3 million increase in accounts receivable related to higher end of period sales levels. Net cash provided by investing activities was $3.3 million in 2015, consisting principally of net proceeds from the sale of the Company's headquarters facility. Net cash provided by financing activities was $48,000 for 2015 representing proceeds from the exercise of stock options. As a result of the foregoing, cash (exclusive of marketable securities) decreased by $2.4 million in 2015 after the minimal effect of exchange rate changes on the cash position of the Company.

On August 29, 2014, the Company completed its merger with IQinVision, Inc. and subsequently began execution of a global integration and restructuring plan (the "Plan") targeted to, among other things, reduce operating costs and maximize operating cash flow. The Company incurred certain related restructuring costs that have been reflected in its results for 2015. Pursuant to the Plan, the Company closed on the sale of its Edgewood, New York headquarters facility in March 2015 for a net price of $3.3 million. The Company is now leasing a replacement headquarters facility located in Hauppauge, New York.

The Company is also in contract to sell its United Kingdom based operating facility for 1,050,000 Pounds Sterling, which is expected be replaced by a smaller leased facility. The sale is expected to close by January 2016 and generate approximately $1.5 million of net proceeds after transaction costs. This measure was taken in part to support anticipated cash flow requirements during 2016.

The Company presently believes that it will have sufficient cash to meet its anticipated operating costs and capital expenditure requirements for at least the next twelve months. In addition, the Company is presently evaluating various financing proposals from financial institutions, but can give no assurances that an agreement will be executed.

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

The Company’s goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in the recent business combination. Goodwill is not amortized and is tested for impairment at least annually. When evaluating goodwill for impairment, the Company may first perform an assessment of qualitative factors to determine if the fair value of the reporting unit is more-likely-than-not greater than its carrying amount. If, based on the review of the qualitative factors, the Company determines it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying value, the required two-step impairment test can be bypassed. If the Company does not perform a qualitative assessment or if the fair value of the reporting unit is not more-likely-than-not greater than its carrying value, the Company must perform the first step of the two-step impairment test, and calculate the estimated fair value of the reporting unit. If the carrying value of goodwill exceeds the estimated fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment for goodwill is measured as the excess of its carrying amount over its fair value. At September 30, 2015, the Company conducted its annual Step 1 impairment test using the income approach and found no impairment that would require a remeasurement of the recorded goodwill valuation. The Company utilized a cash flow approach in estimating the fair value of the reporting unit, where the discount rate reflects a weighted average cost of capital. The primary assumptions used in the Company's impairment evaluations are based on the best available market information at the time and contain considerable management judgments. These assumptions include sales and gross margin growth rates, associated spending levels and discount rates over the projected period, among other things. Changes in these assumptions or future economic conditions could impact the Company's conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance on revenue from contracts with customers. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved, in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. This guidance permits the use of either the retrospective or cumulative effect transition method and is effective for the Company beginning in 2019; early adoption is not permitted prior to 2018. The Company has not yet evaluated the impact of this guidance on the Company's financial condition, results of operations and related disclosures.

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

Sales by the Company’s U.K. and German based subsidiaries to customers in Europe are made in British pounds or Euros.  In fiscal 2015, approximately $2.2 million of products were sold by the Company to its U.K. based subsidiary for resale.  The Company has also entered into certain engineering cost sharing agreements with its U.K. based subsidiary that are denominated in U.S. dollars.  The Company’s Israeli based subsidiary incurs shekel based operating expenses which are funded by the Company in U.S. dollars. The Company has historically attempted to minimize its currency exposure on these intercompany transactions through the purchase of forward exchange contracts during favorable exchange rate conditions. As of September 30, 2015 and 2014, the Company had no forward exchange contracts outstanding.

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

Management's Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2015 and concluded that it is effective at a reasonable assurance level.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the fiscal year ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Executive Officers and Directors of the Company are as follows:

Name	Age	Position
Eric S. Fullerton	60	Chief Executive Officer and Director
John M. Badke	56	Senior Vice President, Finance and Chief Financial Officer
Bret M. McGowan	50	Senior Vice President, Sales and Marketing (Americas)
Peter A. Horn	60	Vice President, Operations
Mark S. Provinsal	49	Managing Director, Vicon Industries, Ltd.
Julian A. Tiedemann	51	Chairman of the Board of Directors
Joseph A. Budano	54	Director
Gioia Messinger	53	Director
Arthur D. Roche	77	Director

The business experience, principal occupations and employment, as well as period of service, of each of the officers and directors of the Company during at least the last five years are set forth below.

Eric S. Fullerton - Chief Executive Officer and Director. Mr. Fullerton has served as Chief Executive Officer since joining the Company in September 2014. Prior to joining the Company, Mr. Fullerton served as Chief Sales and Marketing Officer at Milestone Systems A/S, a leading provider of open platform IP video management software, since 2007, and before that as its VP Americas since 2004. Mr. Fullerton was previously Chief Executive Officer of the IT security company netVigilance, Inc. and before that, he held several senior level positions including General Manager of Intel's Converged Edge and Network Systems Divisions, Chief Executive Officer of Cray Communications and Managing Director of NOKIA's Consumer Electronics and Telecommunications divisions in Denmark. Mr. Fullerton brings extensive industry knowledge and experience to the Board. His current term on the Board ends at the 2018 Annual Meeting of Shareholders.

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

Julian A. Tiedemann - Chairman of the Board of Directors. Mr. Tiedemann has been a director of the Company since May 2011 and was elected Chairman of the Board on December 4, 2014. Since 2008, he has been Executive Vice President and Chief Operating Officer of The InterTech Group, a holding company and operator of a diverse global group of companies. From 1996 to 2008, Mr. Tiedemann was Vice President of Human Resources, Risk Management and Administration for The InterTech Group. In addition, he previously served on the Board of Directors of Hudson's Bay Company, a multi-billion dollar Canadian national retailer. Mr. Tiedemann brings extensive knowledge and experience in operating and administration matters having served as Chief Operating Officer of a diverse group of global companies and having previously served as a director of a multi-billion dollar retailer. His current term on the Board ends at the 2018 Annual Meeting of Shareholders.

Joseph A. Budano - Director. Mr. Budano was appointed to the Board in August 2014 pursuant to the Merger with IQinVision. Mr. Budano has been the President and Chief Executive Officer of Indyme Solutions LLC, a supplier of retail customer service and loss prevention solutions, since 2012. From 2009 to 2012, Mr. Budano served as Chief Executive Officer of Energy Innovations. Prior to that, Mr. Budano served as Chief Executive Officer of Elgar Electronics from 2002 to 2008. Mr. Budano has served as a senior executive at a diverse group of both publicly listed and private equity backed high tech companies. Prior to his leadership roles, Mr. Budano was a management consultant at the Boston Consulting Group and served in several engineering management and engineering roles at Motorola. Mr. Budano brings extensive experience with merger and acquisition transactions and in post-merger integration. Mr. Budano also provides particular insight into product and sales growth strategies from his consulting background and significant operational experience growing technology companies. His current term on the Board ends at the 2016 Annual Meeting of Shareholders.

Gioia Messinger - Director. Ms. Messinger was appointed to the Board in August 2014 pursuant to the Merger with IQinVision, after having served as a director of IQinVision since 2012. Ms. Messinger is the Chief Executive Officer of LinkedObjects, Inc., a technology and business strategy firm specializing in wireless Internet enabled devices, which she founded in 2012. Prior to being acquired by NETGEAR in 2012, Ms. Messinger served as the Chairman and Chief Executive Officer of Avaak, Inc., a company she founded in 2004. Prior to that, Ms. Messinger was the founder and Chief Executive Officer of an engineering services firm and a medical information systems company, and brings extensive knowledge and experience in operating and administration matters. Her current term on the Board ends at the 2016 Annual Meeting of Shareholders.

Arthur D. Roche - Director.  Mr. Roche has been a director of the Company since 1992.  He served as Executive Vice President and co-participant in the Office of the President of the Company from August 1993 until his retirement in November 1999.  For the six months prior to that time, Mr. Roche provided consulting services to the Company.  In October 1991, Mr. Roche retired as a partner of Arthur Andersen & Co., an international accounting firm which he joined in 1960.  Mr. Roche brings extensive Company knowledge and financial experience having served as the Company’s Executive Vice President and formerly serving as a partner with an international public accounting firm.  Mr. Roche brings particular insight to the Board based on his former management responsibilities and provides strategic planning and financial oversight.  His current term on the Board ends at the 2017 Annual Meeting of Shareholders.

There are no family relationships between any director, executive officer or person nominated or chosen by the Company to become a director or officer.

Audit Committee Financial Expert

All Audit Committee members are independent directors. The Board of Directors has determined that Arthur D. Roche, Chairman of the Audit Committee, qualifies as an “Audit Committee Financial Expert”, as defined by Securities and Exchange Commission Rules, based on his education, experience and background.  Mr. Roche is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended September 30, 2015 and certain written representations that no Form 5 is required, no person who, at any time during the year ended September 30, 2015 was a director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the year ended September 30, 2015, except that Mr. Fullerton filed one late report on Form 4.

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

For fiscal 2015, a performance based bonus plan was established for certain of the Company’s executive officers including, among others: Eric S. Fullerton, Chief Executive Officer; John M. Badke, Senior Vice President, Finance and Chief Financial Officer; and Bret M. McGowan, Senior Vice President, Sales and Marketing (Americas), whereby Messrs. Fullerton, Badke and Mr. McGowan could earn amounts up to $75,000, $50,000 and $65,000, respectively, for the achievement of certain operating results as defined for the fiscal year ended September 30, 2015.  These financial results targets were based principally on the achievement of specific integration restructuring plan activities pursuant to the IQinVision merger. Such bonuses were fully earned by the named executive officers. For fiscal 2014, no incentive bonus programs were instituted due to financial constraints and the pending merger with IQinVision.

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

In March 2007, the Board of Directors adopted the Company’s 2007 Stock Incentive Plan, which was approved by the Company’s stockholders at its Annual Meeting of Stockholders held on May 18, 2007. Under such plan, a total of 500,000 shares of common stock were reserved for issuance and include the grant of stock options, restricted stock and other stock awards as determined by the Compensation Committee. The purpose of the Stock Incentive Plan is to attract and retain executive management by providing them with appropriate equity-based incentives and rewards for superior performance and to provide incentive to a broader range of employees.  In fiscal 2015, the Compensation Committee awarded a total of 28,000 stock options to named executive officers, consisting of 14,000 to Mr. Badke and 14,000 to Mr. McGowan.  No option awards were made to named executive officers in fiscal 2014.

Retirement, Health and Welfare Benefits and Other Perquisites.  The Company’s executive officers are entitled to a specified retirement/severance benefit pursuant to employment agreements as detailed below.

In addition, the executive officers are entitled to participate in all of the Company’s employee benefit plans, including medical, dental, group life, disability, accidental death and dismemberment insurance and the Company’s sponsored 401(k). The Company’s named executive officers are also provided with either a leased car or automobile allowance.

Employment Agreements

On September 10, 2014, the Company entered into an at-will employment offer letter agreement (the “Agreement”) with Eric S. Fullerton upon his appointment as the Company’s Chief Executive Officer. Under the terms of the Agreement, Mr. Fullerton receives a base salary of $300,000 per year and is eligible to receive up to 600,000 shares of the Company’s common stock (the “Shares”). The Shares are issuable in four equal installments on each of the first four anniversaries of the Commencement Date pursuant to a Stock Agreement dated September 10, 2014 between the Company and Mr. Fullerton provided Mr. Fullerton is then employed by the Company. Notwithstanding the foregoing, 50,000 of the Shares otherwise issuable to Mr. Fullerton on the first anniversary of the Commencement Date were instead issued to Mr. Fullerton upon the Company’s Board of Directors’ approval of a restructuring plan for Fiscal Year 2015. The Shares are issuable outside of the Company’s shareholder approved equity incentive plan as an inducement material to Mr. Fullerton’s acceptance of employment pursuant to Section 711(a) of the NYSE MKT Company Guide. Mr. Fullerton has received a total of 150,000 shares under such agreement.

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

2015 Summary Compensation Table

The following table sets forth all compensation for the fiscal year ended September 30, 2015 awarded to or earned by the Company’s Chief Executive Officer and by each of its other named executive officers whose total compensation exceeded $100,000 during such period.

Name and Principal Position	Year	Salary ($)		Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	All Other Compensation ($)(5)	Total ($)
Eric S. Fullerton Chief Executive Officer	2015	300,000		75,000	—	—	6,000	381,000
	2014	17,308	(1)	—	1,998,000	—	—	2,015,308

John M. Badke Senior Vice President and Chief Financial Officer	2015	190,000		50,000	—	13,090	8,045	261,135
	2014	190,000		—	—	—	7,933	197,933

Bret M. McGowan Senior Vice President, Sales and Marketing (Americas)	2015	190,000		65,000	—	13,090	6,000	274,090
	2014	190,000		—	—	—	6,000	196,000

(1)	Mr. Fullerton commenced employment on September 10, 2014.

(2)	Represents earned cash bonus approved by the Board of Directors upon the recommendation of its Compensation Committee.

(3)
Represents employment inducement award covering the right to be issued up to 600,000 shares of common stock over a four year period from the start of his employment with the Company. Reflects the grant date fair value computed in accordance with ASC 718. See Employment Agreements section above for further details.

(4)
Represents the aggregate grant date fair value of option awards computed in accordance with ASC 718. See Note 1 to the accompanying financial statements for assumptions made in the valuation of these awards.

(5)	Represents automobile expense paid by the Company.

Outstanding Equity Awards at Fiscal 2015 Year-End

The following table sets forth information with respect to the outstanding equity awards of the named executive officers as of September 30, 2015.

Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#) (4)	Market value of shares or units of stock that have not vested ($) (4)
Eric S. Fullerton Chief Executive Officer	—		—		—	—	450,000	720,000

John M. Badke Senior Vice President and Chief Financial Officer	10,000	(1)	—	(1)	$4.79	5/22/2018	—	—
	8,000	(1)	—	(1)	$5.00	11/5/2018	—	—
	5,600	(1)	1,400	(1)	$4.06	10/15/2020	—	—
	3,900	(1)	2,600	(1)	$3.31	10/25/2021	—	—
	4,000	(1)	6,000	(1)	$2.62	12/4/2022	—	—
	14,000	(3)	—	(3)	$1.48	6/9/2025	—	—

Bret M. McGowan Senior Vice President, Sales and Marketing (Americas)	5,000	(1)	—	(1)	$4.79	5/22/2018	—	—
	5,000	(2)	—	(2)	$5.00	11/5/2014	—	—
	5,600	(1)	1,400	(1)	$4.06	10/15/2020	—	—
	3,900	(1)	2,600	(1)	$3.31	10/25/2021	—	—
	2,000	(1)	3,000	(1)	$2.62	12/4/2022	—	—
	14,000	(3)	—	(3)	$1.48	6/9/2025	—	—

(1)	Options vest over a five year period in five equal annual installments beginning on the first anniversary of the grant date. Options expire after the tenth anniversary of the grant date.

(2)
Options vest over a four year period as to 30% of the shares on the second anniversary of the grant date, 30% of the shares on the third anniversary of the grant date and the remaining 40% of the shares on the fourth anniversary of the grant date. Options expire after the sixth anniversary of the grant date.

(3)	Options vest over a four year period in four equal annual installments beginning on the first anniversary of the grant date. Options expire after the tenth anniversary of the grant date.

(4)
Represents employment inducement award covering the right to be issued up to 600,000 shares of common stock over a four year period from the start of his employment with the Company. See Employment Agreements section for further details.

Fiscal 2015 Directors' Compensation

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended September 30, 2015.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Joseph A. Budano	49,000	7,013	56,013
Gioia Messinger	49,000	7,013	56,013
Arthur D. Roche	50,000	7,013	57,013
Julian A. Tiedemann	58,000	7,013	65,013

(1)	Reflects the aggregate grant date fair value computed in accordance with ASC 718. As of September 30, 2015, the aggregate number of outstanding option awards for each director were as follows:
Mr. Budano - 7,500; Ms. Messinger - 7,500;     Mr. Roche - 32,000; and Mr. Tiedemann - 22,500.

Directors’ Compensation and Term

Non-employee directors are compensated at the rate of $35,000 per year retainer and $1,000 per committee meeting attended in person or by teleconference, with the non-executive Chairman of the Board receiving an additional annual retainer of $15,000. Also, the Chairman of the Audit Committee receives an additional annual retainer of $8,000 and the Chairperson of each of the Compensation and Nominating and Governance Committees receives an additional annual retainer of $6,000. Employee directors are not compensated for Board or committee meetings.  Directors may not stand for reelection after age 70, except that any director may serve additional three-year terms after age 70 with the unanimous consent of the Board of Directors.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors consists of Mr. Budano (Chairman), Mr. Roche and Mr. Tiedemann, none of whom has ever been an officer of the Company except for Mr. Roche, who served as Executive Vice President from August 1993 until his retirement in November 1999.

EQUITY COMPENSATION PLAN INFORMATION
at September 30, 2015

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
	465,517		$3.71	167,581	(2)
Equity compensation plans not approved by security holders
	711,140	(1)	$2.68	—

Total	1,176,657		$3.31	167,581

(1) Includes (i) 16,320 shares of common stock issuable to certain officers under deferred compensation benefit arrangements upon retirement and other termination of employment events; (ii) 450,000 shares of common stock issuable to Eric Fullerton as described under Employment Agreements section and (iii) 244,820 shares subject to stock options and stock appreciation rights assumed by the Company in connection with the IQinVision Merger.

(2) Represents awards available for issuance under the Company's Stock Incentive Plans.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of the Company’s common stock as of December 18, 2015 by (i) those persons known by the Company to be beneficial owners of more than 5% of the Company’s outstanding common stock; (ii) each current executive officer named in the Summary Compensation Table; (iii) each director; and (iv) all directors and executive officers as a group.

Name and Address Of Beneficial Owner	Number of Shares Beneficially Owned (1)		% of Class
Gordian, Inc. and Gregory A. Bone 424 Peachtree Lane Paso Robles, CA 93446

	1,382,111	(2)	14.8%

CBC Co., Ltd. and affiliates 2-15-13 Tsukishima, Chuo-ku, Tokyo, Japan 104

	543,715		5.8%

Martin D. Gray P.O. Box 24 Rancho Santa Fe, CA 92067

	536,912		5.7%

Eric S. Fullerton	380,000		4.1%
Arthur D. Roche	95,071	(3)	1.0%
John M. Badke	81,046	(4)	*
Bret M. McGowan	38,435	(5)	*
Julian A. Tiedemann	19,000	(6)	*
Gioia Messinger	10,409		*
Joseph A. Budano	—		*
Total all Executive Officers and Directors as a Group (9 persons)	731,797	(7)	7.7%
* Less than 1%

(1)   All information was determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and based on 9,341,038 shares of common stock outstanding on December 18, 2015. Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power over the shares of stock owned.
(2) Includes 1,306,350 shares held by Gordian, Inc. and 75,761 shares held by Gregory A. Bone. Mr. Bone is the President, a director and the principal shareholder of Gordian, Inc. and therefore may be deemed to beneficially own the securities held by Gordian, Inc.
(3)   Includes 15,000 shares held by Mr. Roche’s wife and currently exercisable options to purchase 24,500 shares.
(4)   Includes currently exercisable options to purchase 36,200 shares.
(5)   Includes currently exercisable options to purchase 20,200 shares.
(6)  Includes currently exercisable options to purchase 15,000 shares.
(7)  Includes currently exercisable options to purchase 150,300 shares.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table details: the aggregate fees billed by BDO USA, LLP for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the financial statements included in the Company’s quarterly reports on Form 10-Q; the aggregate fees billed by BDO USA, LLP for audit related matters and; the aggregate fees billed by BDO USA, LLP for tax compliance, tax advice and tax planning during fiscal years ended September 30, 2015 and 2014:

	2015	2014
Audit fees	$280,000	$340,000
Audit related fees	—	27,000
Tax fees	82,000	45,000
Totals	$362,000	$412,000

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

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)  Financial Statements

Included in Part IV, Item 15:

Report of Independent Registered Public Accounting Firm

Financial Statements:

Consolidated Statements of Operations, years ended September 30, 2015 and 2014

Consolidated Statements of Comprehensive Loss, years ended September 30, 2015 and 2014

Consolidated Balance Sheets at September 30, 2015 and 2014

Consolidated Statements of Shareholders’ Equity, years ended September 30, 2015 and 2014

Consolidated Statements of Cash Flows, years ended September 30, 2015 and 2014

Notes to Consolidated Financial Statements, years ended September 30, 2015 and 2014

(a) (2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not required under the related instructions or are not applicable or are included in the financial statements and notes thereto included in this Form 10-K.

(a)(3)      Exhibits

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

10.7	Employment Agreement dated August 7, 2006 between the Registrant and Bret M. McGowan (Incorporated by reference to the 2006 Annual Report on Form 10-K)
10.8	2007 Stock Incentive Plan (Incorporated by reference to the Proxy Statement filed on April 27, 2007)
10.9	Employment Agreement dated September 10, 2014 between the Registrant and Eric S. Fullerton (Incorporated by reference to the Current Report on Form 8-K dated September 11, 2014)
10.10	Stock Agreement dated September 10, 2014 between the Registrant and Eric S. Fullerton (Incorporated by reference to the Current Report on Form 8-K dated September 11, 2014)
10.11
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

We have audited the accompanying consolidated balance sheets of Vicon Industries, Inc. as of September 30, 2015 and 2014 and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vicon Industries, Inc. at September 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Melville, New York
December 29, 2015

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended September 30, 2015 and 2014

	2015	2014
Net sales	$44,884,015	$34,878,409
Cost of sales	27,237,862	22,724,144
Gross profit	17,646,153	12,154,265
Operating expenses:
Selling, general and administrative expense	17,089,392	13,848,891
Engineering and development expense	5,063,010	4,595,545
Merger related expense	—	1,077,066
Restructuring charges	572,913	520,000
	22,725,315	20,041,502
Operating loss	(5,079,162)	(7,887,237)
Other income (expense):
Other expense	(140,853)	(52,048)
Interest income	1,713	13,873
Loss before income taxes	(5,218,302)	(7,925,412)
Income tax expense	—	—
Net loss	$(5,218,302)	$(7,925,412)
Loss per share:
Basic	$(.57)	$(1.61)
Diluted	$(.57)	$(1.61)

See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Years Ended September 30, 2015 and 2014

	2015	2014
Net loss	$(5,218,302)	$(7,925,412)
Other comprehensive income (loss):
Unrealized gain on securities	2,898	1,664
Foreign currency translation adjustment	(166,712)	19,098
Other comprehensive income (loss)	(163,814)	20,762
Comprehensive loss	$(5,382,116)	$(7,904,650)

See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2015 and 2014

ASSETS	2015	2014
Current Assets:
Cash and cash equivalents	$2,390,409	$4,751,270
Marketable securities	13,047	120,310
Accounts receivable (less allowance of $993,000 in 2015 and $907,000 in 2014)	10,816,348	8,632,393
Inventories:
Parts, components and materials	2,074,389	1,491,835
Work-in-process	981,878	1,026,434
Finished products	5,557,556	6,309,986
	8,613,823	8,828,255
Prepaid expenses and other current assets	501,497	425,797
Assets held for sale	800,902	4,125,902
Total current assets	23,136,026	26,883,927
Property, plant and equipment:
Machinery, equipment and vehicles	5,812,517	6,196,113

Property, plant and equipment	5,812,517	6,196,113
Less accumulated depreciation and amortization	5,117,570	5,326,425
Property, plant and equipment, net	694,947	869,688
Goodwill	6,016,469	6,016,469
Intangible assets, net	3,602,667	4,034,667
Other assets	722,022	963,095
TOTAL ASSETS	$34,172,131	$38,767,846

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,688,424	$5,441,528
Accrued compensation and employee benefits	2,923,474	2,984,554
Accrued expenses	1,653,333	2,095,135
Unearned revenue	829,138	357,597
Total current liabilities	11,094,369	10,878,814
Unearned revenue-non current	104,779	134,816
Other long-term liabilities	1,508,801	1,583,997
Total liabilities	12,707,949	12,597,627
Commitments and contingencies - Note 8
Shareholders' equity:
Common stock, par value $.01 per share authorized - 25,000,000 shares issued - 10,010,995 and 9,900,868 shares	100,109	99,008
Capital in excess of par value	40,972,206	40,544,228
Retained earnings (accumulated deficit)	(15,350,975)	(10,132,673)
Treasury stock at cost, 806,198 shares in 2015 and 856,198 shares in 2014	(3,979,852)	(4,226,852)
Accumulated other comprehensive loss	(277,306)	(113,492)
Total shareholders' equity	21,464,182	26,170,219
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$34,172,131	$38,767,846
See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended September 30, 2015 and 2014

	Shares	Common Stock	Capital in excess of par value	Retained earnings (accumulated deficit)	Treasury Stock	Accumulated other compre-hensive income (loss)	Total share- holders' equity
September 30, 2013	5,360,083	$53,601	$25,552,138	$280,023	$(4,226,852)	$(134,254)	$21,524,656
Net loss	—	—	—	(7,925,412)	—	—	(7,925,412)
Foreign currency translation adjustment	—	—	—	—	—	19,098	19,098
Unrealized gain on marketable securities	—	—	—	—	—	1,664	1,664
Shares issued in connection with business combination	4,522,335	45,223	14,109,686	—	—	—	14,154,909
Equity instruments assumed in business combination	—	—	723,072	—	—	—	723,072
Dividend paid	—	—	—	(2,487,284)	—	—	(2,487,284)
Distribution of deferred compensation shares	18,450	184	(184)	—	—	—	—
Stock-based compensation	—	—	154,749	—	—	—	154,749
Deferred compensation amortization	—	—	4,767	—	—	—	4,767
September 30, 2014	9,900,868	$99,008	$40,544,228	$(10,132,673)	$(4,226,852)	$(113,492)	$26,170,219

Net loss	—	—	—	(5,218,302)	—	—	(5,218,302)
Foreign currency translation adjustment	—	—	—	—	—	(166,712)	(166,712)
Unrealized gain on marketable securities	—	—	—	—	—	2,898	2,898
Distribution of deferred compensation shares	—	—	(247,000)	—	247,000	—	—
Exercises of stock options	110,127	1,101	47,005	—	—	—	48,106
Stock-based compensation	—	—	625,061	—	—	—	625,061
Deferred compensation amortization	—	—	2,912	—	—	—	2,912
September 30, 2015	10,010,995	$100,109	$40,972,206	$(15,350,975)	$(3,979,852)	$(277,306)	$21,464,182
See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended September 30, 2015 and 2014

	2015	2014
Cash flows from operating activities:
Net loss	$(5,218,302)	$(7,925,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of building	—	52,048
Depreciation and amortization	725,365	434,533
Amortization of deferred compensation	2,912	4,767
Stock compensation expense	625,061	154,749
Change in assets and liabilities, net of acquisition:
Accounts receivable, net	(2,301,924)	1,336,186
Inventories	143,944	2,076,174
Prepaid expenses and other current assets	(83,921)	373,637
Other assets	241,073	70,622
Accounts payable	352,832	817,749
Accrued compensation and employee benefits	(38,306)	(52,635)
Accrued expenses	(428,751)	191,423
Unearned revenue	441,504	(98,400)
Other liabilities	(70,591)	(169,037)
Net cash used in operating activities	(5,609,104)	(2,733,596)

Cash flows from investing activities:
Proceeds from sale of building, net	3,325,000	—
Net decrease (increase) in marketable securities	110,161	(3,213)
Cash acquired in business combination	—	1,886,342
Capital expenditures	(125,246)	(140,211)
Net cash provided by investing activities	3,309,915	1,742,918

Cash flows from financing activities:
Proceeds from exercise of stock options	48,106	—
Dividend paid	—	(2,487,284)
Net cash provided by (used in) financing activities	48,106	(2,487,284)

Effect of exchange rate changes on cash	(109,778)	(52,482)
Net decrease in cash	(2,360,861)	(3,530,444)
Cash and cash equivalents at beginning of year	4,751,270	8,281,714
Cash and cash equivalents at end of year	$2,390,409	$4,751,270

Cash paid during the fiscal year for:
Income taxes	$19,465	$15,057
Interest	$—	$—
Non-cash investing and financing activities:
Common stock issued and equity securities assumed in connection with business combination	$—	$14,877,981

See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2015 and 2014

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

Marketable Securities

At September 30, 2015, marketable securities consisted of mutual fund investments principally in federal, state and local government debt securities of $13,047.  Such mutual fund investments are stated at market value based on quoted market prices (Level 1 inputs) and are classified as available-for-sale under ASC 320, with cumulative unrealized gains and losses reported in accumulated other comprehensive loss as a component of shareholders’ equity.  The cost of such securities was $13,355 and $123,516 at September 30, 2015 and 2014, respectively, with $(308) and $(3,206) of cumulative unrealized losses, net of tax where applicable, included in the carrying amounts at September 30, 2015 and 2014, respectively.

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

Assets Held for Sale

At September 30, 2014, the Company had classified both its New York headquarters and United Kingdom based operating facilities as assets held for sale. The carrying values of these facilities approximated $3,325,000 and $800,902, respectively, at September 30, 2014. The Company sold its New York headquarters during fiscal 2015, while its United Kingdom facility remained unsold as of September 30, 2015. Such remaining facility is presently in contract to be sold sometime in January 2016 and recorded as assets held for sale as of September 30, 2015.

Long-Lived and Intangible Assets

Long-lived assets include reported property, plant, and equipment and intangible assets. The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. There was no impairment of long-lived assets for the years ended September 30, 2015 and 2014.

Property, plant, and equipment are recorded at cost and are being depreciated over periods ranging from 2 to 10 years. Depreciation expense was $725,365 and $434,533 for the years ended September 30, 2015 and 2014, respectively, and was calculated on a straight-line basis over the estimated useful lives of the assets.

Goodwill

The Company’s goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in the 2014 business combination with IQinVision. Goodwill is not amortized and is tested for impairment on an annual basis. When evaluating goodwill for impairment, the Company may first perform an assessment of qualitative factors to determine if the fair value of the reporting unit is more-likely-than-not greater than its carrying amount. If, based on the review of the qualitative factors, the Company determines it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying value, the required two-step impairment test can be bypassed. If the Company does not perform a qualitative assessment or if the fair value of the reporting unit is not more-likely-than-not greater than its carrying value, the Company must perform the first step of the two-step impairment test, and calculate the estimated fair value of the reporting unit. If the carrying value of goodwill exceeds the estimated fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment for goodwill is measured as the excess of its carrying amount over its fair value.

Engineering and Development

Product engineering and development costs are charged to expense as incurred, and amounted to $5,063,010 and $4,595,545 in fiscal 2015 and 2014, respectively. The Company evaluates the establishment of technological feasibility of its software in accordance with ASC 985 ("Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed"). The Company has determined that technological feasibility for its new products is reached shortly before products are released for field testing. Costs incurred after technological feasibility has been established have not been material and are expensed as incurred.

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

Foreign Currency Translation

The Company translates the financial statements of its foreign subsidiaries by applying the current rate method under which assets and liabilities are translated at the exchange rate on the balance sheet date, while revenues, costs, and expenses are translated at the average exchange rate for the reporting period.  The resulting cumulative translation adjustment of $(276,998) and $(110,286) at September 30, 2015 and 2014, respectively, is recorded as a component of shareholders' equity in accumulated other comprehensive loss.

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

Changes in the Company's warranty liability (included in accrued expenses) for the fiscal years ended September 30, 2015 and 2014 were as follows:

	2015	2014
Balance at beginning of year	$849,000	$411,000
Provision for warranties	171,000	207,000
Provision assumed in IQinVision business combination	—	488,000
Expenses incurred	(370,000)	(257,000)
Balance at end of year	$650,000	$849,000

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

Accounting for Stock-Based Compensation

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share based payments to employees, including stock options, stock appreciation rights (SARs) and common stock share awards, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period.  For the years ended September 30,

2015 and 2014, the Company recorded non-cash compensation expense of $625,061 ($.07 per basic and diluted share) and $154,749 ($.03 per basic and diluted share), respectively, relating to stock-based compensation.

The fair value for options granted during the fiscal years ended September 30, 2015 and 2014 was determined at the date of grant using a Black-Scholes valuation model and the straight-line attribution approach using the following weighted average assumptions:

	2015	2014
Risk-free interest rate	2.1%	2.3%
Dividend yield	0.0%	0.0%
Volatility factor	63.7%	60.3%
Weighted average expected life	7.0 years	7.5 years

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

The amount of impairment is determined by comparing the implied fair value of the reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill, an impairment loss for the difference would be recorded. In considering the step zero approach to testing goodwill for impairment, a qualitative analysis is performed evaluating factors including, but not limited to, macro-economic conditions, market and industry conditions, internal cost factors, competitive environment, share price fluctuations, results of past impairment tests, and the operational stability and the overall financial performance of the reporting units. At September 30, 2015, the Company conducted its annual Step 1 impairment test using the income approach and found no impairment that would require a remeasurement of the $6.0 million recorded goodwill valuation.

The components and estimated useful lives of intangible assets as of September 30, 2015 and 2014 are stated below. Amortization is provided on a straight line method, or in the case of customer relationships, on an accelerated method, over the following estimated useful lives:

	September 30, 2015		September 30, 2014
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Estimated Useful Life
Definite-lived intangibles:
Technology	$2,500,000	$270,833	$2,500,000	$20,833	10 years
Customer relationships	910,000	148,833	910,000	10,833	7 years
Tradenames	660,000	47,667	660,000	3,667	15 years
	$4,070,000	$467,333	$4,070,000	$35,333

The activity in the goodwill balance consists of the following:

Balance at October 1, 2013	—
Acquisition of IQinVision	6,016,469
Balance at September 30, 2014	6,016,469
Changes in Goodwill	—
Balance at September 30, 2015	$6,016,469

Amortization expense related to intangible assets for the year ended September 30, 2015 and 2014 was $432,000 and $35,333, respectively. Annual amortization expense for intangible assets over the next five years ending September 30 and thereafter is summarized as follows:

Fiscal Year	Amount
2016	$517,000
2017	518,000
2018	427,000
2019	373,000
2020	341,000
Thereafter	1,426,667

NOTE 3.  Income Taxes

No income tax benefit was recognized on losses reported for the years presented due to uncertainty of realization. In fiscal 2011, the Company provided a valuation allowance against its deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on subsequent reported pretax losses.

A reconciliation of the U.S. statutory tax rate to the Company’s effective tax rate follows:

	2015		2014
	Amount	Percent	Amount	Percent
U.S. statutory tax	$(1,774,000)	(34.0)%	$(2,695,000)	(34.1)%
Increase in valuation allowance	1,420,000	27.2	2,144,000	27.1
Foreign tax rate differences	281,000	5.4	303,000	3.8
Permanent differences	53,000	1.0	349,000	4.4
State tax, net of federal benefit	(105,000)	(2.0)	(141,000)	(1.8)
Other, net	125,000	2.4	40,000	0.5
Effective tax rate	$—	—%	$—	—%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at September 30, 2015 and 2014 are presented below:

	2015	2014
Deferred tax assets:
Inventories	$1,627,000	$1,740,000
Accrued compensation	753,000	763,000
Warranty accrual	244,000	306,000
Depreciation	115,000	145,000
Allowance for doubtful accounts receivable	342,000	471,000
Unearned revenue	346,000	170,000
U.S. net operating loss carryforwards	5,383,000	4,253,000
Foreign net operating loss carryforwards	1,575,000	1,434,000
Tax credits	989,000	989,000
Other	590,000	407,000
Gross deferred tax assets	11,964,000	10,678,000
Deferred tax liabilities:
Intangibles	798,000	958,000
Other	59,000	33,000
Gross deferred tax liabilities	857,000	991,000
Total deferred tax assets and liabilities	11,107,000	9,687,000
Less valuation allowance	(11,107,000)	(9,687,000)
Net deferred tax assets and liabilities	$—	$—

Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which a tax benefit has been recorded in the income statement. As of September 30, 2015, there were no undistributed earnings of foreign subsidiaries.

The Company provides for a valuation allowance against its deferred tax assets due to the uncertainty of future realization. The full valuation allowance is determined to be appropriate due to the Company's operating losses since fiscal year 2010 and the inherent uncertainties of predicting future operating results in periods over which such net tax differences become deductible.

Pretax domestic loss amounted to approximately $(3,947,000) and ($5,714,000) in fiscal years 2015 and 2014, respectively.  Pretax foreign loss amounted to approximately ($1,271,000) and ($2,211,000) in fiscal years 2015 and 2014, respectively. The Company has U.S. and foreign net operating loss carryforwards (NOLs) of approximately $14.5 million and $6.9 million, respectively, available to offset future taxable income. Such NOLs can be carried forward over periods through September 30, 2035 in the U.S. and indefinitely in foreign jurisdictions. On August 29, 2014, the Company merged with IQinVision, Inc. (see Note 10). In connection with this merger, the Company's ability to utilize pre-merger net operating losses and tax credit carryforwards in the future is subject to certain limitations pursuant to Section 382 of the Internal Revenue Code. No determination has been made at this time as to the occurrence of a Section 382 change in ownership. However, in such event, the annual limitation on utilization of the Company's U.S. net operating loss carryforwards is presently estimated at $500,000 based on a preliminary entity valuation.

The Company follows the provisions of ASC 740 as it relates to uncertain tax positions. Unrecognized tax benefits activity for the years ended September 30, 2015 and 2014 is summarized below:

	2015	2014
Beginning balance	$45,000	$45,000
Additions (reductions) based on tax positions related to prior years
	—	—
Additions (reductions) based on tax positions related to the current year
	—	—
Ending balance	$45,000	$45,000

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  At September 30, 2015 and 2014, there was no accrued net interest and penalties related to tax positions taken or to be taken on the Company’s tax returns and recorded as part of the reserves for uncertain tax positions.  The Company files U.S. Federal and State income tax returns and foreign tax returns in the United Kingdom, Germany and Israel.  The Company is generally no longer subject to tax examinations for fiscal years prior to 2011 in the U.S. and 2009 in the U.K., Germany and Israel.

NOTE 4.  Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss balances at September 30, 2015 and 2014 consisted of the following:

	2015	2014
Foreign currency translation adjustment	$(276,998)	$(110,286)
Unrealized loss on marketable securities	(308)	(3,206)
Accumulated other comprehensive loss	$(277,306)	$(113,492)

NOTE 5.  Segment and Geographic Information

The Company operates in one business segment which encompasses the design, assembly and marketing of video management systems and system components for the electronic protection segment of the security industry.  Its U.S. based operations consist of Vicon Industries, Inc., the Company’s corporate headquarters and principal operating entity and its IQinVision, Inc. subsidiary.  Its Europe-based operation consists of Vicon Industries Limited, which markets and distributes the Company’s products principally within Europe and the Middle East.

Net sales and long-lived assets related to operations in the United States and other foreign countries for the fiscal years ended September 30, 2015 and 2014 are as follows:

	2015	2014
Net sales
U.S.	$35,696,491	$24,320,059
Foreign	9,187,524	10,558,350
Total	$44,884,015	$34,878,409
Long-lived assets
U.S.	$10,201,358	$10,738,673
Foreign	112,725	182,151
Total	$10,314,083	$10,920,824

U.S. sales include $3,426,346 and $4,456,916 for export in fiscal years 2015 and 2014, respectively.  Foreign sales principally represent sales from the Company’s Europe based subsidiaries.

NOTE 6.  Long-Term Equity Incentive Plans

The Company maintains stock incentive plans that provide for the grant of incentive and non-qualified options, stock appreciation rights ("SARs") and common stock awards covering a total of 1,344,238 shares of common stock reserved for issuance to key employees, including officers and directors, as of September 30, 2015. In connection with the IQinVision business combination, the Company assumed a total of 379,834 stock options and 262,586 SARs along with related 2001 and 2011 Stock Incentive Plan provisions.  All options and SARs are issued at fair market value at the grant date and are exercisable in varying installments according to the plans.  SARs provide the holder the right to receive, upon exercise, the excess of the exercise date fair market value over the grant date fair market value of a share of the Company's common stock in the form of equivalent shares of common stock at market value, cash or a combination of both. The plans allow for the payment of option exercises through the surrender of previously owned mature shares based on the fair market value of such shares at the date of surrender.  Such surrendering of mature shares by holders results in an increase to treasury stock based on the stock price on date of surrender.  There were 167,581 options and SARs available for grant under these plans at September 30, 2015.

Changes in outstanding stock options for the two years ended September 30, 2015 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at September 30, 2013	454,000	$4.32
Options assumed in IQinVision business combination	379,834	$2.40
Options granted	15,000	$2.62
Options exercised	—	—
Options forfeited	(85,000)	$3.81
Outstanding at September 30, 2014	763,834	$4.31
Options granted	123,000	$1.49
Options exercised	(110,127)	$0.44
Options forfeited	(236,939)	$3.56
Outstanding at September 30, 2015	539,768	$3.36	5.5	$25,029
Exercisable at September 30, 2015	374,038	$4.00	4.1	$13,699

The weighted-average grant date fair value of options granted during the years ended September 30, 2015 and 2014 was $0.94 and $2.06, respectively. As of September 30, 2015, there was $143,022 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.4 years.

Changes in outstanding SARs for the two years ended September 30, 2015 are as follows:

	Number of SARs	Weighted Average Base Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at September 30, 2013	—	—
SARs assumed in IQinVision business combination	262,586	$3.11
SARs granted	—	—
SARs exercised	—	—
SARs forfeited	—	—
Outstanding at September 30, 2014	262,586	$3.11
SARs granted	—	—
SARs exercised	—	—
SARs forfeited	(161,592)	$3.15
Outstanding at September 30, 2015	100,994	$3.05	.5	—
Exercisable at September 30, 2015	112,357	$3.06	.5	—

The weighted-average grant date fair value of SARs assumed in the IQinVision business combination was $1.05. As of September 30, 2015, there was $3,273 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested SARs, which is expected to be recognized over a weighted-average period of 0.5 years.

On September 10, 2014, the Company entered into a Stock Agreement with its Chief Executive Officer whereby he is eligible to receive up to 600,000 restricted shares of the Company’s common stock (the “Shares”) in four equal installments on each of the first four anniversaries of his employment commencement date, so long as he is then employed by the Company. Notwithstanding the foregoing, 50,000 of the Shares otherwise issuable on the first anniversary of the commencement date were issued to him upon the Company’s Board of Directors’ approval of a restructuring plan for fiscal year 2015. An additional 100,000 of the Shares were issued in October 2015 following the one year anniversary of employment. The fair value of this award was $2.0 million based upon the market value of Company common stock at the date of grant. As of September 30, 2015, there was approximately $1.5 million of total unrecognized compensation cost related to this award, which is expected to be recognized over the four year vesting period.

NOTE 7.  Loss Per Share

The following table provides the components of the basic and diluted loss per share (EPS) computations:

	2015	2014
Basic EPS Computation
Net loss	$(5,218,302)	$(7,925,412)
Weighted average shares outstanding	9,152,509	4,918,720
Basic loss per share	$(.57)	$(1.61)

Diluted EPS Computation
Net loss	$(5,218,302)	$(7,925,412)
Weighted average shares outstanding	9,152,509	4,918,720
Stock options	—	—
Stock compensation arrangements	—	—
Diluted shares outstanding	9,152,509	4,918,720
Diluted loss per share	$(.57)	$(1.61)

For fiscal years 2015 and 2014, all outstanding stock options and shares issuable under stock compensation arrangements totaling 657,082 and 1,042,740 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive. The actual effect of these stock options and shares, if any, on the diluted earnings per share calculation will vary significantly depending on fluctuations in the market price of the Company's stock.

NOTE 8.  Commitments and Contingencies

The Company leases vehicles and occupies certain facilities under operating leases that expire at various dates through 2020.  The leases, which cover periods from three to eight years, generally provide for renewal options at specified rental amounts.  The aggregate operating lease commitment at September 30, 2015 was $1,880,000 with minimum rentals for the fiscal years shown as follows: 2016 - $611,000; 2017 - $514,000; 2018 - $378,000; 2019 - $312,000; and 2020 - $65,000. Rent expense for fiscal 2015 and 2014 was approximately $415,000 and $43,000, respectively.

The Company is a party to employment agreements with certain of its officers that provide for, among other things, the payment of compensation if there is a change in control without Board of Director approval (as defined in the agreements).  The contingent liability under such change in control provisions at September 30, 2015 would have been approximately $1.6 million.  Certain of the Company’s employment agreements with its officers provide for a severance/retirement benefit upon certain occurrences or at a specified date of retirement, absent a change in control, aggregating $1.0 million at September 30, 2015.  The Company is amortizing such obligation to expense on the straight-line method through the specified dates of retirement.  Such expense amounted to approximately $50,000 and $65,000 in fiscal 2015 and 2014, respectively. In addition, at September 30, 2015, the Company was obligated to pay $234,000 of severance liabilities to former officers pursuant to separation of services agreements.

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

NOTE 9.  Headquarters Facility Sale

In November 2014, the Company entered into a contract for the sale of its former headquarters facility in Edgewood (Brentwood), New York at a gross sale price of $3.5 million, which was included in assets held for sale as of September 30, 2014 in the accompanying consolidated balance sheets. The resulting loss on this sale of approximately $52,000 has been reflected in the accompanying consolidated statement of operations for 2014 after factoring in selling and transaction costs. In March 2015, the Company closed on the sale, receiving net proceeds of approximately $3.3 million.

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

NOTE 11. Restructuring Charges

Pursuant to the August 29, 2014 IQinVision merger, the Company initiated certain integration and restructuring activities pursuant to an approved plan (the "Plan"). The Company recognized $572,913 and $520,000 of severance charges in fiscal 2015 and 2014, respectively, in connection with the Plan pursuant to notification of termination benefits. The Company also recognized $519,000 of inventory provisions in fiscal 2014 related to the Plan.

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

Such restructuring amounts were reported in the Company's consolidated statement of operations for fiscal 2015 and 2014 as follows:

	2015	2014
Cost of goods sold	—	$519,000
Operating expense	572,913	520,000
Total restructuring charges	$572,913	$1,039,000

NOTE 12:  Recent Accounting Pronouncements

In May 2014, the FASB issued guidance on revenue from contracts with customers. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved, in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. This guidance permits the use of either the retrospective or cumulative effect transition method and is effective for the Company beginning in 2019; early adoption is not permitted prior to 2018. The Company has not yet evaluated the impact of this guidance on the Company's financial condition, results of operations and related disclosures.
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

December 29, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

VICON INDUSTRIES, INC.

/s/ Julian A. Tiedemann		December 29, 2015
Julian A. Tiedemann	Chairman of the Board of Directors	Date

/s/ Joseph A. Budano		December 29, 2015
Joseph A. Budano	Director	Date

/s/ Eric S. Fullerton		December 29, 2015
Eric S. Fullerton	Director	Date

/s/ Gioia Messinger		December 29, 2015
Gioia Messinger	Director	Date

/s/ Arthur D. Roche		December 29, 2015
Arthur D. Roche	Director	Date