Form 10-Q
period 2015-12-31
VICON INDUSTRIES INC /NY/
filed 2016-02-16
CIK 310056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015

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
Yes ☐ No ☒

At February 8, 2016, the registrant had outstanding 9,341,038 shares of Common Stock, $.01 par value.

VICON INDUSTRIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	12/31/2015	12/31/2014

Net sales	$10,880,556	$10,176,446
Cost of sales	6,609,381	6,405,755
Gross profit	4,271,175	3,770,691

Operating expenses:
Selling, general and administrative expense	3,930,151	4,211,404
Engineering and development expense	1,318,396	1,393,062
Restructuring charges	—	348,786
	5,248,547	5,953,252

Operating loss	(977,372)	(2,182,561)

Interest income	164	1,126

Loss before income taxes	(977,208)	(2,181,435)

Income tax expense	—	—

Net loss	$(977,208)	$(2,181,435)

Loss per share:
Basic	$(.10)	$(.24)

Diluted	$(.10)	$(.24)

Weighted average shares outstanding:

Basic	9,330,779	9,100,100

Diluted	9,330,779	9,100,100

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended
	12/31/2015	12/31/2014
Net loss	$(977,208)	$(2,181,435)
Other comprehensive income (loss):
Unrealized gain (loss) on securities	(85)	1,349
Foreign currency translation adjustment	157,309	(145,229)
Other comprehensive income (loss)	157,224	(143,880)
Comprehensive loss	$(819,984)	$(2,325,315)

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	12/31/2015	9/30/2015
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$2,068,292	$2,390,409
Marketable securities	13,045	13,047
Accounts receivable, net	9,881,830	10,816,348
Inventories:
Parts, components, and materials	1,957,901	2,074,389
Work-in-process	884,442	981,878
Finished products	5,465,687	5,557,556
	8,308,030	8,613,823
Prepaid expenses and other current assets	575,573	501,497
Assets held for sale	800,902	800,902
TOTAL CURRENT ASSETS	21,647,672	23,136,026

Property, plant and equipment	5,837,491	5,812,517
Less accumulated depreciation and amortization	(5,181,094)	(5,117,570)
	656,397	694,947
Goodwill	6,016,469	6,016,469
Intangible assets, net	3,473,417	3,602,667
Other assets	724,707	722,022
TOTAL ASSETS	$32,518,662	$34,172,131

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,469,484	$5,688,424
Accrued compensation and employee benefits	2,632,340	2,923,474
Accrued expenses	1,615,028	1,653,333
Unearned revenue	429,058	829,138
TOTAL CURRENT LIABILITIES	10,145,910	11,094,369

Unearned revenue - non current	90,943	104,779
Other long-term liabilities	1,478,856	1,508,801
TOTAL LIABILITIES	11,715,709	12,707,949
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, par value $.01 per share authorized - 25,000,000 shares issued - 10,037,477 and 10,010,995 shares	100,374	100,109
Capital in excess of par value	40,588,487	40,972,206
Accumulated deficit	(16,328,183)	(15,350,975)
Treasury stock at cost, 696,439 and 806,198 shares, respectively	(3,437,643)	(3,979,852)
Accumulated other comprehensive loss	(120,082)	(277,306)
TOTAL SHAREHOLDERS’ EQUITY	20,802,953	21,464,182
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$32,518,662	$34,172,131

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	12/31/2015	12/31/2014
Cash flows from operating activities:
Net loss	$(977,208)	$(2,181,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	215,409	151,870
Amortization of deferred compensation	373	1,202
Stock compensation expense	153,198	146,830
Change in assets and liabilities:
Accounts receivable, net	864,267	1,500,845
Inventories, net	269,717	(1,192,025)
Prepaid expenses and other current assets	(78,812)	(201,526)
Other assets	(2,685)	107,809
Accounts payable	(182,058)	123,717
Accrued compensation and employee benefits	(287,007)	(320,922)
Accrued expenses	(34,741)	(332,293)
Unearned revenue	(413,916)	603,982
Other liabilities	(28,261)	71,220
Net cash used in operating activities	(501,724)	(1,520,726)

Cash flows from investing activities:
Net increase in marketable securities	(83)	(869)
Capital expenditures	(48,963)	(48,833)
Net cash used in investing activities	(49,046)	(49,702)

Cash flows from financing activities:
Proceeds from exercise of stock options	5,184	40,454
Net cash provided by financing activities	5,184	40,454
Effect of exchange rate changes on cash	223,469	(112,971)

Net decrease in cash	(322,117)	(1,642,945)
Cash and cash equivalents at beginning of year	2,390,409	4,751,270
Cash and cash equivalents at end of period	$2,068,292	$3,108,325

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2015

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2016.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2015.

Note 2:  Marketable Securities

Marketable securities consist of mutual fund investments principally in federal, state and local government debt securities of $13,045 as of December 31, 2015.  Such mutual fund investments are stated at market value based on quoted market prices (Level 1 inputs) and are classified as available-for-sale under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320, with unrealized gains and losses reported in accumulated other comprehensive loss as a component of shareholders’ equity. The cost of such securities at December 31, 2015 was $13,438, with $393 of cumulative unrealized losses reported at December 31, 2015.

Note 3:  Accounts Receivable

Accounts receivable is stated net of an allowance for uncollectible accounts of $993,000 and $993,000 as of December 31, 2015 and September 30, 2015, respectively.

Note 4:  Loss per Share

Basic loss per share (EPS) is computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options and under deferred compensation agreements.

The following tables provide the components of the basic and diluted EPS computations for the three month periods ended December 31, 2015 and 2014:

	Three Months Ended
	December 31,
	2015	2014
Basic EPS Computation
Net loss	$(977,208)	$(2,181,435)
Weighted average shares outstanding	9,330,779	9,100,100
Basic loss per share	$(.10)	$(.24)

	Three Months Ended
	December 31,
	2015	2014
Diluted EPS Computation
Net loss	$(977,208)	$(2,181,435)

Weighted average shares outstanding	9,330,779	9,100,100
Stock options	—	—
Stock compensation arrangements	—	—
Diluted shares outstanding	9,330,779	9,100,100

Diluted loss per share	$(.10)	$(.24)

For the for the three month periods ended December 31, 2015 and 2014, all outstanding stock options and shares issuable under stock compensation arrangements totaling 670,300 and 686,858 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive. The actual effect of these stock options and shares, if any, on the diluted earnings per share calculation will vary significantly depending on fluctuations in the market price of the Company's stock.

Note 5:   Accumulated Other Comprehensive Loss

The Company's accumulated other comprehensive loss balances at December 31, 2015 and September 30, 2015 consisted of the following:

	December 31, 2015	September 30, 2015
Foreign currency translation adjustment	$(119,689)	$(276,998)
Unrealized loss on marketable securities	(393)	(308)
Accumulated other comprehensive loss	$(120,082)	$(277,306)

Note 6:   Goodwill and Intangible Assets

The Company’s goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in the August 29, 2014 IQinVision business combination. Goodwill is not amortized and is tested for impairment on an annual basis during the Company's fourth quarter, or more frequently if circumstances indicate impairment might exist. Goodwill is evaluated for impairment through the comparison of fair value of reporting units to their carrying values. When evaluating goodwill for impairment, the Company may first perform an assessment of qualitative factors to determine if the fair value of the reporting unit is more-likely-than-not greater than its carrying amount. This qualitative assessment is referred to as a "step zero" approach.  If, based on the review of the qualitative factors, the Company determines it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying value, the required two-step impairment test can be bypassed. If the Company does not perform a qualitative assessment or if the fair value of the reporting unit is not more-likely-than-not greater than its carrying value, the Company must perform the first step of the two-step impairment test, and calculate the estimated fair value of the reporting unit. If the carrying value of the reporting unit exceeds the estimated fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment.

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

The components and estimated useful lives of intangible assets as of December 31, 2015 and September 30, 2015 are stated below. Amortization is provided on a straight line method, or in the case of customer relationships, on an accelerated method, over the following estimated useful lives:

	December 31, 2015		September 30, 2015
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Estimated Useful Life
Definite-lived intangibles:
Technology	$2,500,000	$333,333	$2,500,000	$270,833	10 years
Customer relationships	910,000	204,583	910,000	148,833	7 years
Tradenames	660,000	58,667	660,000	47,667	15 years
	$4,070,000	$596,583	$4,070,000	$467,333

The activity in the goodwill balance consists of the following:

Balance at October 1, 2013	$—
Acquisition of IQinVision	6,016,469
Balance at September 30, 2014	6,016,469
Changes in Goodwill	—
Balance at September 30, 2015	6,016,469
Changes in Goodwill	—
Balance at December 31, 2015	$6,016,469

Amortization expense was $129,250 for the three months ended December 31, 2015. Future amortization expense for intangible assets over the next five years ending September 30 and thereafter is summarized as follows:

Fiscal Year	Amount
Remainder of 2016	$387,750
2017	518,000
2018	427,000
2019	373,000
2020	341,000
Thereafter	$1,426,667

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

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their grant date fair values and over the requisite service period.  For the three month periods ended December 31, 2015 and 2014, the Company recorded non-cash compensation expense of $153,198 and $146,830, respectively ($.02 and $.02 per basic and diluted share, respectively), relating to stock compensation.

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

Note 9:  Income Taxes

Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which a tax benefit has been recorded in the income statement. The Company has a valuation allowance against its deferred tax assets due to the uncertainty of future realization. The full valuation allowance is determined to be appropriate due to the Company's operating losses since fiscal year 2010 and the inherent uncertainties of predicting future operating results in periods over which such net tax differences become deductible. At September 30, 2015, the Company had $11.1 million of unrecognized net deferred tax assets available, which includes approximately $7.0 million of tax effected U.S. and foreign net operating loss carryforwards. On August 29, 2014, the Company merged with IQinVision, Inc. In connection with this merger, the Company's ability to utilize pre-merger net operating losses and tax credit carryforwards in the future is subject to certain limitations pursuant to Section 382 of the Internal Revenue Code. The annual limitation on utilization of the Company's U.S. net operating loss carryforwards is presently estimated at $500,000 based on a preliminary entity valuation.

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

Note 11:  Restructuring Charges

Pursuant to the August 29, 2014 IQinVision merger, the Company initiated certain integration and restructuring activities pursuant to an approved plan (the "Plan"). For the three month period ended December 31, 2015, no restructuring charges were recorded. For the three month period ended December 31, 2014, the Company recognized $349,000 of severance charges in connection with the Plan pursuant to notification of termination benefits to one affected employee.

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

Note 12: Product Warranties

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

Changes in the Company's warranty liability (included in accrued expenses) for the three month periods ended December 31, 2015 and 2014 were as follows:

	Three Months Ended December 31,
	2015	2014
Balance at beginning of period	$650,000	$849,000
Provision for warranties	108,000	128,000
Expenses incurred	(108,000)	(140,000)
Balance at end of period	$650,000	$837,000

Note 13: Subsequent Event

In January 2016, the Company sold its United Kingdom based operating facility at a gross sales price of $1.5 million. The facility is classified as an asset held for sale in the accompanying consolidated balance sheets for the periods presented. A gain of approximately $750,000 will be recognized on the sale in the March 31, 2016 quarter after factoring in selling and transaction costs.

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

Results of Operations
Three Months Ended December 31, 2015 Compared with December 31, 2014

Net sales for the quarter ended December 31, 2015 increased by $705,000 (7%) to $10.9 million compared with $10.2 million in the year ago period. Sales in the Americas increased $347,000 (4%) to $8.5 million compared with $8.2 million in the year ago period, while Europe, Middle East and Africa (EMEA) sales increased $358,000 (18%) to $2.4 million compared with $2.0 million in the year ago period. The Americas market sales growth included the delivery of a large export project and was otherwise negatively impacted by increasing competitive pressures and a general slowdown in economic activities.  Order intake for the quarter ended December 31, 2015 increased by $1.1 million (10%) to $11.7 million compared with $10.6 million in the year ago period. Americas order intake increased by $1.3 million (16%) to $9.4 million compared with $8.1 million in the year ago period while EMEA order intake decreased 9% to $2.3 million compared with $2.5 million in the year ago period. The backlog of unfilled orders was $3.2 million at December 31, 2015 compared with $2.4 million at September 30, 2015.

Gross profit margins for the quarter ended December 31, 2015 increased to 39.3% compared with 37.1% in the year ago period. The increase was principally attributable to a reduction in indirect production costs resulting from restructuring plan efforts.
Operating expenses for the first quarter of fiscal 2016 decreased $705,000 to $5.2 million compared with $5.9 million for the year ago period due principally to cost cutting measures instituted over the past year. In addition, prior year expense included $349,000 of severance charges in connection with a merger related integration and restructuring plan. Selling, general and administrative (SG&A) expenses for the current quarter decreased $281,000 to $3.9 million compared with $4.2 million in the year ago period. Engineering and development expenses decreased $75,000 to $1.3 million for the current quarter compared with $1.4 million for the year ago period.

The Company incurred an operating loss of $977,000 for the first quarter of fiscal 2016 compared with an operating loss of $2.2 million in the year ago period.

The Company provides for a valuation allowance against its deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on reported pretax losses for both periods (see Note 9: Income Taxes).

As a result of the foregoing, the Company reported a net loss of $977,000 for the first quarter of fiscal 2016 compared with a net loss of $2.2 million in the year ago period.

Liquidity and Capital Resources

Net cash used in operating activities was $502,000 for the first quarter of fiscal 2016, which included a $608,000 net loss exclusive of $369,000 of non-cash charges. The cash flow benefits from reductions in accounts receivable and inventories of $864,000 and $270,000, respectively, were offset in part by a $918,000 reduction in current liabilities. Net cash used in investing activities was $49,000 for the first quarter of fiscal 2016 consisting principally of capital expenditures. Net cash provided by financing activities was $5,000 for the first quarter of fiscal 2016 representing proceeds from the exercise of stock options. As a result of the foregoing, cash (exclusive of marketable securities) decreased by $322,000 for the first quarter of fiscal 2016 after the effect of exchange rate changes on the cash position of the Company.

In January 2016, the Company closed on the sale of its United Kingdom based operating facility, which will be replaced by a smaller leased facility. The transaction generated approximately $1.5 million of net cash proceeds on which a gain of approximately $750,000 will be recognized in the March 31, 2016 quarter.

The Company presently believes that it will have sufficient cash to meet its anticipated operating costs and capital expenditure requirements for at least the next twelve months. In addition, the Company executed a term sheet proposal with a financial institution to provide a factoring facility, which is subject to the execution of a definitive agreement between the parties. However, there is no assurance that such agreement will be consummated at this time.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a material effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The Company's significant accounting policies are fully described in Note 1 to the Company's consolidated financial statements included in its September 30, 2015 Annual Report on Form 10-K.  Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

The Company’s goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in the recent business combination. Goodwill is not amortized and is tested for impairment at least annually. When evaluating goodwill for impairment, the Company may first perform an assessment of qualitative factors to determine if the fair value of the reporting unit is more-likely-than-not greater than its carrying amount. If, based on the review of the qualitative factors, the Company determines it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying value, the required two-step impairment test can be bypassed. If the Company does not perform a qualitative assessment or if the fair value of the reporting unit is not more-likely-than-not greater than its carrying value, the Company must perform the first step of the two-step impairment test, and calculate the estimated fair value of the reporting unit. If the carrying value of the reporting unit exceeds the estimated fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment for goodwill is measured as the excess of its carrying amount over its fair value.

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

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

February 16, 2016

/s/ Eric S. Fullerton	/s/ John M. Badke
Eric S. Fullerton	John M. Badke
Chief Executive Officer	Senior Vice President, Finance and
Chief Financial Officer