Form 10-Q
period 2016-03-31
VICON INDUSTRIES INC /NY/
filed 2016-05-23
CIK 310056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
Yes ☐ No ☒

At May 13, 2016, the registrant had outstanding 9,341,038 shares of Common Stock, $.01 par value.

VICON INDUSTRIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	3/31/2016	3/31/2015	3/31/2016	3/31/2015

Net sales	$7,998,124	$10,269,129	$18,878,680	$20,445,575
Cost of sales	5,359,153	6,364,110	11,968,535	12,769,865
Gross profit	2,638,971	3,905,019	6,910,145	7,675,710

Operating expenses:
Selling, general and administrative expense	3,726,200	4,084,681	7,656,350	8,382,570
Engineering and development expense	1,339,658	1,225,405	2,658,054	2,531,982
Goodwill writedown	6,016,469	—	6,016,469	—
Restructuring charges	—	224,127	—	572,913
	11,082,327	5,534,213	16,330,873	11,487,465

Operating loss	(8,443,356)	(1,629,194)	(9,420,728)	(3,811,755)

Other income (expense):
Gain on sale of building	784,896	—	784,896	—
Interest income	160	247	324	1,373
Other expense	—	(140,853)	—	(140,853)

Loss before income taxes	(7,658,300)	(1,769,800)	(8,635,508)	(3,951,235)

Income tax expense	—	—	—	—

Net loss	$(7,658,300)	$(1,769,800)	$(8,635,508)	$(3,951,235)

Loss per share:
Basic	$(.82)	$(.19)	$(.92)	$(.43)

Diluted	$(.82)	$(.19)	$(.92)	$(.43)

Weighted average shares outstanding:

Basic	9,341,038	9,153,651	9,335,880	9,126,581

Diluted	9,341,038	9,153,651	9,335,880	9,126,581

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	3/31/2016	3/31/2015	3/31/2016	3/31/2015
Net loss	$(7,658,300)	$(1,769,800)	$(8,635,508)	$(3,951,235)
Other comprehensive income (loss):
Unrealized gain on securities	159	1,645	74	2,994
Foreign currency translation adjustment	(184,391)	(62,518)	(27,082)	(207,747)
Other comprehensive loss	(184,232)	(60,873)	(27,008)	(204,753)
Comprehensive loss	$(7,842,532)	$(1,830,673)	$(8,662,516)	$(4,155,988)

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	3/31/2016	9/30/2015
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$2,171,510	$2,390,409
Marketable securities	13,294	13,047
Accounts receivable, net	6,290,603	10,816,348
Inventories:
Parts, components, and materials	2,113,258	2,074,389
Work-in-process	951,539	981,878
Finished products	6,091,047	5,557,556
	9,155,844	8,613,823
Prepaid expenses and other current assets	762,168	501,497
Assets held for sale	—	800,902
TOTAL CURRENT ASSETS	18,393,419	23,136,026

Property, plant and equipment	5,867,498	5,812,517
Less accumulated depreciation and amortization	(5,231,399)	(5,117,570)
	636,099	694,947
Goodwill	—	6,016,469
Intangible assets, net	3,344,167	3,602,667
Other assets	745,862	722,022
TOTAL ASSETS	$23,119,547	$34,172,131

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,543,208	$5,688,424
Accrued compensation and employee benefits	2,114,184	2,923,474
Accrued expenses	1,412,854	1,653,333
Unearned revenue	353,300	829,138
TOTAL CURRENT LIABILITIES	8,423,546	11,094,369

Unearned revenue - non current	73,228	104,779
Other long-term liabilities	1,516,402	1,508,801
TOTAL LIABILITIES	10,013,176	12,707,949
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, par value $.01 per share authorized - 25,000,000 shares issued - 10,037,477 and 10,010,995 shares	100,375	100,109
Capital in excess of par value	40,734,436	40,972,206
Accumulated deficit	(23,986,483)	(15,350,975)
Treasury stock at cost, 696,439 and 806,198 shares, respectively	(3,437,643)	(3,979,852)
Accumulated other comprehensive loss	(304,314)	(277,306)
TOTAL SHAREHOLDERS’ EQUITY	13,106,371	21,464,182
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,119,547	$34,172,131

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	3/31/2016	3/31/2015
Cash flows from operating activities:
Net loss	$(8,635,508)	$(3,951,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	6,016,469	—
Gain on sale of building	(784,896)	—
Depreciation and amortization	425,565	313,089
Amortization of deferred compensation	742	2,170
Stock compensation expense	298,778	311,345
Change in assets and liabilities:
Accounts receivable, net	4,407,978	(189,953)
Inventories, net	(623,947)	(519,285)
Prepaid expenses and other current assets	(271,183)	(297,793)
Other assets	(23,840)	185,103
Accounts payable	(1,073,879)	(939,806)
Accrued compensation and employee benefits	(796,443)	(361,711)
Accrued expenses	(233,268)	(467,230)
Unearned revenue	(507,389)	487,204
Other liabilities	11,443	23,575
Net cash used in operating activities	(1,789,378)	(5,404,527)

Cash flows from investing activities:
Proceeds from sale of building, net	1,512,320	3,325,000
Net decrease (increase) in marketable securities	(173)	110,311
Capital expenditures	(112,619)	(105,272)
Net cash provided by investing activities	1,399,528	3,330,039

Cash flows from financing activities:
Proceeds from exercise of stock options	5,184	48,106
Net cash provided by financing activities	5,184	48,106
Effect of exchange rate changes on cash	165,767	(114,266)

Net decrease in cash	(218,899)	(2,140,648)
Cash and cash equivalents at beginning of year	2,390,409	4,751,270
Cash and cash equivalents at end of period	$2,171,510	$2,610,622

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2016.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2015.

Note 2:  Marketable Securities

Marketable securities consist of mutual fund investments principally in federal, state and local government debt securities of $13,294 as of March 31, 2016.  Such mutual fund investments are stated at market value based on quoted market prices (Level 1 inputs) and are classified as available-for-sale under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320, with unrealized gains and losses reported in accumulated other comprehensive loss as a component of shareholders’ equity. The cost of such securities at March 31, 2016 was $13,528, with $234 of cumulative unrealized losses reported at March 31, 2016.

Note 3:  Accounts Receivable

Accounts receivable is stated net of an allowance for uncollectible accounts of $979,000 and $993,000 as of March 31, 2016 and September 30, 2015, respectively.

Note 4:  Loss per Share

Basic loss per share (EPS) is computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options and under deferred compensation agreements.

The following tables provide the components of the basic and diluted EPS computations for the three and six month periods ended March 31, 2016 and 2015:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Basic EPS Computation
Net loss	$(7,658,300)	$(1,769,800)	$(8,635,508)	$(3,951,235)
Weighted average shares outstanding	9,341,038	9,153,651	9,335,880	9,126,581
Basic loss per share	$(.82)	$(.19)	$(.92)	$(.43)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Diluted EPS Computation
Net loss	$(7,658,300)	$(1,769,800)	$(8,635,508)	$(3,951,235)

Weighted average shares outstanding	9,341,038	9,153,651	9,335,880	9,126,581
Stock options	—	—	—	—
Stock compensation arrangements	—	—	—	—
Diluted shares outstanding	9,341,038	9,153,651	9,335,880	9,126,581

Diluted loss per share	$(.82)	$(.19)	$(.92)	$(.43)

For the for the three and six month periods ended March 31, 2016 and 2015, all outstanding stock options and shares issuable under stock compensation arrangements totaling 670,300 and 686,858 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive. The actual effect of these stock options and shares, if any, on the diluted earnings per share calculation will vary significantly depending on fluctuations in the market price of the Company's stock.

Note 5:   Accumulated Other Comprehensive Loss

The Company's accumulated other comprehensive loss balances at March 31, 2016 and September 30, 2015 consisted of the following:

	March 31, 2016	September 30, 2015
Foreign currency translation adjustment	$(304,080)	$(276,998)
Unrealized loss on marketable securities	(234)	(308)
Accumulated other comprehensive loss	$(304,314)	$(277,306)

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

The amount of impairment is determined by comparing the implied fair value of the reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill, an impairment loss for the difference would be recorded. In considering the step zero approach to testing goodwill for impairment, a qualitative analysis is performed evaluating factors including, but not limited to, macro-economic conditions, market and industry conditions, internal cost factors, competitive environment, share price fluctuations, results of past impairment tests, and the operational stability and the overall financial performance of the reporting units. The Company conducted an impairment test at March 31, 2016 using the income approach and determined that its goodwill carrying value was fully impaired. As a result, the Company recorded an impairment charge of $6.0 million in the quarter ended March 31, 2016. This noncash charge was principally based upon an updated assessment of the Company's continuing depressed market valuation and operating losses.

The components and estimated useful lives of intangible assets as of March 31, 2016 and September 30, 2015 are stated below. Amortization is provided on a straight line method, or in the case of customer relationships, on an accelerated method, over the following estimated useful lives:

	March 31, 2016		September 30, 2015
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Estimated Useful Life
Definite-lived intangibles:
Technology	$2,500,000	$395,833	$2,500,000	$270,833	10 years
Customer relationships	910,000	260,333	910,000	148,833	7 years
Tradenames	660,000	69,667	660,000	47,667	15 years
	$4,070,000	$725,833	$4,070,000	$467,333

The activity in the goodwill balance consists of the following:

Balance at October 1, 2013	$—
Acquisition of IQinVision	6,016,469
Balance at September 30, 2014	6,016,469
Changes in Goodwill	—
Balance at September 30, 2015	6,016,469
Goodwill impairment	(6,016,469)
Balance at March 31, 2016	$—

Amortization expense was $129,250 and $258,500 for the three and six month periods ended March 31, 2016. Future amortization expense for intangible assets over the next five years ending September 30 and thereafter is summarized as follows:

Fiscal Year	Amount
Remainder of 2016	$258,500
2017	518,000
2018	427,000
2019	373,000
2020	341,000
Thereafter	$1,426,667

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

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their grant date fair values and over the requisite service period.  For the three month periods ended March 31, 2016 and 2015, the Company recorded non-cash compensation expense of $145,580 and $164,515, respectively ($.02 and $.02 per basic and diluted share, respectively), relating to stock compensation. For the six month periods ended March 31, 2016 and 2015, the Company recorded non-cash compensation expense of $298,778 and $311,345, respectively ($.03 and $.03 per basic and diluted share, respectively), relating to stock compensation.

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

In February 2016, the FASB issued guidance on lease accounting requiring lessees to recognize a right-of-use asset and a lease liability for long-term leases. The liability will be equal to the present value of lease payments. This guidance must be applied using a modified retrospective transition approach to all annual and interim periods presented and is effective for the Company beginning in fiscal 2019. The Company has not yet evaluated the impact of this guidance on the Company's financial condition, results of operations and related disclosures.

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

Note 11:  Restructuring Charges

Pursuant to the August 29, 2014 IQinVision merger, the Company initiated certain integration and restructuring activities pursuant to an approved plan (the "Plan"). For the three and six month periods ended March 31, 2015, the Company recognized $224,000 and $573,000, respectively, of severance charges in connection with the Plan pursuant to notification of termination benefits to fourteen affected employees. As of March 31, 2016, the Company had paid out approximately $440,000 of such severance.

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

Changes in the Company's warranty liability (included in accrued expenses) for the three and six month periods ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Balance at beginning of period	$650,000	$837,000	$650,000	$849,000
Provision for warranties	110,000	121,000	218,000	249,000
Expenses incurred	(110,000)	(122,000)	(218,000)	(262,000)
Balance at end of period	$650,000	$836,000	$650,000	$836,000

Note 13: Operating Facility Sale

In January 2016, the Company sold its United Kingdom based operating facility at a gross sales price of $1.5 million. The facility was classified as an asset held for sale in the accompanying consolidated balance sheets as of September 30, 2015. A gain of approximately $785,000 was recognized on the sale in the March 31, 2016 quarter after factoring in selling and transaction costs.

Note 14: Credit Agreement

On March 4, 2016, the Company entered into a Credit Agreement (the “Agreement”) with NIL Funding Corporation to provide a $3 million revolving line of credit for working capital purposes, which matures in June 2017. The Agreement provides for a borrowing formula based upon eligible accounts receivable and is secured by a first priority security interest in substantially all of the Company’s assets. Borrowings under the Agreement bear interest at a rate of 6.75% per annum. The Agreement also provides for an initial commitment fee of $37,500, which was paid at closing, as well as an unused commitment fee equal to.5% per annum. The Agreement includes provisions that are customarily found in similar financing agreements, but does not include any financial covenants. NIL Funding Corporation is an affiliate of The InterTech Group, whose Executive Vice President and Chief Operating Officer, Julian A. Tiedemann, serves as the Chairman of the Company’s Board of Directors. As of March 31, 2016, there were no outstanding borrowings under the Agreement.

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

The Company continues to incur operating losses due to decreased revenue levels and ongoing strategic investments. Refer to the Liquidity and Capital Resources section for further discussion.

Results of Operations
Three Months Ended March 31, 2016 Compared with March 31, 2015

Net sales for the quarter ended March 31, 2016 decreased by $2.3 million (22%) to $8.0 million compared with $10.3 million in the year ago period. Sales in the Americas decreased $1.3 million (17%) to $6.2 million compared with $7.5 million in the year ago period, while Europe, Middle East and Africa (EMEA) sales decreased $1.0 million (36%) to $1.8 million compared with

$2.8 million in the year ago period. The Americas market was negatively impacted by certain camera line production issues and the EMEA market experienced a delay in receipt of certain expected orders that were fulfilled in the subsequent quarter.  Order intake for the quarter ended March 31, 2016 decreased by $4.3 million (37%) to $7.3 million compared with $11.6 million in the year ago period. Americas order intake decreased by $3.6 million (38%) to $5.8 million compared with $9.4 million in the year ago period while EMEA order intake decreased 30% to $1.6 million compared with $2.2 million in the year ago period. The backlog of unfilled orders was $2.6 million at March 31, 2016 compared with $2.4 million at September 30, 2015.

Gross profit margins for the quarter ended March 31, 2016 decreased to 33.0% compared with 38.0% in the year ago period. Principal factors contributing to the decrease were the recognition of $150,000 (1.9%) of additional inventory provisions relating to the rework and transition of the Company's IQinVision camera line to a new contact manufacturing partner and the impact of predominantly fixed indirect production costs on lower sales (1.6%).

Operating expenses for the second quarter of fiscal 2016 increased $5.5 million to $11.1 million compared with $5.5 million for the year ago period. In the current quarter, the Company charged off its entire $6.0 million goodwill carrying value originating from the August 2014 IQinVision business combination. This noncash charge was principally based upon an updated assessment of the Company's continuing depressed market valuation and operating losses. The prior year quarter included $224,000 of severance charges in connection with a merger related integration and restructuring plan. Excluding the effects of the current quarter goodwill writeoff and the prior year quarter severance charges, operating expenses decreased $244,000 in the current quarter. Selling, general and administrative (SG&A) expenses for the current quarter decreased $358,000 to $3.7 million compared with $4.1 million in the year ago period. This decrease included $319,000 of restructuring plan cost reductions by the Company's EMEA subsidiary. Engineering and development expenses increased $114,000 to $1.3 million for the current quarter compared with $1.2 million for the year ago period. The Company continued to fund the development and test of its next generation video management system solution that is scheduled to first launch in October 2016.

The Company incurred an operating loss of $8.4 million for the second quarter of fiscal 2016 compared with an operating loss of $1.6 million in the year ago period.

The Company recorded a gain on the sale of its United Kingdom based operating facility of $785,000 in the second quarter of fiscal 2016.

The Company provides for a valuation allowance against its deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on reported pretax losses for both periods (see Note 9: Income Taxes).

As a result of the foregoing, the Company reported a net loss of $7.7 million for the second quarter of fiscal 2016 compared with a net loss of $1.8 million in the year ago period.

Results of Operations
Six Months Ended March 31, 2016 Compared with March 31, 2015

Net sales for the six months ended March 31, 2016 decreased by $1.6 million (8%) to $18.9 million compared with $20.4 million in the year ago period. Sales in the Americas decreased $923,000 (6%) to $14.7 million compared with $15.7 million in the year ago period, while Europe, Middle East and Africa (EMEA) sales decreased $644,000 (13%) to $4.1 million compared with $4.8 million in the year ago period.  Order intake for the six months ended March 31, 2016 decreased by $3.2 million (14%) to $19.0 million compared with $22.2 million in the year ago period. Americas order intake decreased by $2.3 million (13%) to $15.2 million compared with $17.5 million in the year ago period while EMEA order intake decreased 19% to $3.9 million compared with $4.8 million in the year ago period.

Gross profit margins for the six months ended March 31, 2016 decreased to 36.6% compared with 37.5% in the year ago period principally due to the recognition of $150,000 (0.8%) of additional inventory provisions relating to the rework and transition of the Company's IQinVision camera line to a new contract manufacturing partner.

Operating expenses for the six months ended March 31, 2016 increased $4.8 million to $16.3 million compared with $11.5 million for the year ago period due principally to the $6.0 million writeoff of goodwill in the current year period. The prior year period included $573,000 of severance charges in connection with a merger related integration and restructuring plan. Excluding the effects of the current year period goodwill writeoff and the prior year period severance charges, operating expense decreased $600,000 in the current year period. Selling, general and administrative (SG&A) expenses for the current year period decreased $726,000 to $7.7 million compared with $8.4 million in the year ago period. This decrease included $495,000 of restructuring plan cost reductions by the Company's EMEA subsidiary. Engineering and development expenses increased $126,000 to $2.7 million for the current year period compared with $2.5 million for the year ago period.

The Company incurred an operating loss of $9.4 million for the first six months of fiscal 2016 compared with an operating loss of $3.8 million in the year ago period.

The Company recorded a gain on the sale of its United Kingdom based operating facility of $785,000 in the first six months of fiscal 2016.

The Company provides for a valuation allowance against its deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on reported pretax losses for both periods (see Note 9: Income Taxes).

As a result of the foregoing, the Company reported a net loss of $8.6 million for the first six months of fiscal 2016 compared with a net loss of $4.0 million in the year ago period.

Liquidity and Capital Resources

Net cash used in operating activities was $1.8 million for the first six months of fiscal 2016, which included a $2.7 million net loss net of non-cash charges, a $2.1 million reduction in trade and accrued liabilities and a $624,000 increase in inventories, offset in part by a $4.4 million decrease in accounts receivable. Net cash provided by investing activities was $1.4 million for the first six months of fiscal 2016 consisting principally of $1.5 million of proceeds from the sale of the Company's United Kingdom operating facility. Net cash provided by financing activities was $5,000 for the first six months of fiscal 2016 representing proceeds from the exercise of stock options. As a result of the foregoing, cash (exclusive of marketable securities) decreased by $219,000 for the first six months of fiscal 2016 after the effect of exchange rate changes on the cash position of the Company.

The Company continues to incur operating losses due to decreased revenue levels and ongoing strategic investments. Since 2012, the Company has made a significant investment in the development of a completely new, and strategically critical, video management system (VMS). The first release of this product offering is scheduled for October 2016 and is ultimately expected to significantly enhance the Company’s market competitiveness. The funding of this major development effort has contributed to the ongoing operating losses and depletion of cash reserves. The Company has also encountered issues with certain of its camera offerings that has negatively impacted its revenues in the recent quarter. Although steps have been taken to correct these issues, their market impact may linger throughout the balance of this fiscal year. In response, a cost restructuring plan has been implemented, which will phase in material operating expense reductions over the remaining two quarters of fiscal 2016. This measure is not anticipated to eliminate near term loss levels as the Company must continue funding of its upcoming new VMS product launch.
At March 31, 2016, the Company had $2.2 million of cash reserves and a $3 million unused asset based credit facility, which is subject to a borrowing formula and matures in June 2017. Cash losses over the past several years have been financed in part by the sale of the Company’s two principal operating facilities and ongoing management of working capital levels. The Company presently plans to draw on its credit facility to finance its near term working capital needs. Based upon these plans, the Company presently believes that it will have sufficient cash to meet its anticipated operating cost and capital expenditure requirements for at least the next twelve months. However, the Company may need additional capital in the future to finance its strategic growth plans.

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

The Company’s goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in the recent business combination. Goodwill is not amortized and is tested for impairment at least annually. When evaluating goodwill for impairment, the Company may first perform an assessment of qualitative factors to determine if the fair value of the reporting unit is more-likely-than-not greater than its carrying amount. If, based on the review of the qualitative factors, the Company determines it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying value, the required two-step impairment test can be bypassed. If the Company does not perform a qualitative assessment or if the fair value of the reporting unit is not more-likely-than-not greater than its carrying value, the Company must perform the first step of the two-step impairment test, and calculate the estimated fair value of the reporting unit. If the carrying value of the reporting unit exceeds the estimated fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment for goodwill is measured as the excess of its carrying amount over its fair value. The Company conducted an impairment test at March 31, 2016 using the income approach and determined that its goodwill carrying value was fully impaired. As a result, the Company recorded an impairment charge of $6.0 million in the quarter ended March 31, 2016. This noncash charge was principally based upon an updated assessment of the Company's continuing depressed market valuation and operating losses.

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

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

May 23, 2016

/s/ Eric S. Fullerton	/s/ John M. Badke
Eric S. Fullerton	John M. Badke
Chief Executive Officer	Senior Vice President, Finance and
Chief Financial Officer