Form 10-Q
period 2016-06-30
VICON INDUSTRIES INC /NY/
filed 2016-08-22
CIK 310056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
Yes ☐ No ☒

At August 19, 2016, the registrant had outstanding 9,348,388 shares of Common Stock, $.01 par value.

VICON INDUSTRIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	6/30/2016	6/30/2015	6/30/2016	6/30/2015

Net sales	$9,526,764	$11,701,030	$28,405,444	$32,146,605
Cost of sales	5,718,851	7,017,300	17,687,386	19,787,165
Gross profit	3,807,913	4,683,730	10,718,058	12,359,440

Operating expenses:
Selling, general and administrative expense	3,333,045	4,158,176	10,989,395	12,372,692
Engineering and development expense	1,292,446	1,325,877	3,950,500	4,025,913
Goodwill writedown	—	—	6,016,469	—
Restructuring charges	—	—	—	572,913
	4,625,491	5,484,053	20,956,364	16,971,518

Operating loss	(817,578)	(800,323)	(10,238,306)	(4,612,078)

Other income (expense):
Gain on sale of building	—	—	784,896	—
Interest income	164	161	488	1,533
Interest expense	(25,403)	—	(25,403)	—
Other expense	—	—	—	(140,853)

Loss before income taxes	(842,817)	(800,162)	(9,478,325)	(4,751,398)

Income tax expense	—	—	—	—

Net loss	$(842,817)	$(800,162)	$(9,478,325)	$(4,751,398)

Loss per share:
Basic	$(.09)	$(.09)	$(1.01)	$(.52)

Diluted	$(.09)	$(.09)	$(1.01)	$(.52)

Weighted average shares outstanding:

Basic	9,343,946	9,154,797	9,338,559	9,135,987

Diluted	9,343,946	9,154,797	9,338,559	9,135,987

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	6/30/2016	6/30/2015	6/30/2016	6/30/2015
Net loss	$(842,817)	$(800,162)	$(9,478,325)	$(4,751,398)
Other comprehensive income (loss):
Unrealized gain (loss) on securities	74	(168)	148	2,826
Foreign currency translation adjustment	(249,648)	95,025	(276,730)	(112,722)
Other comprehensive income (loss)	(249,574)	94,857	(276,582)	(109,896)
Comprehensive loss	$(1,092,391)	$(705,305)	$(9,754,907)	$(4,861,294)

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	6/30/2016	9/30/2015
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,995,504	$2,390,409
Marketable securities	13,448	13,047
Accounts receivable, net	7,497,630	10,816,348
Inventories:
Parts, components, and materials	1,723,553	2,074,389
Work-in-process	1,054,661	981,878
Finished products	5,481,294	5,557,556
	8,259,508	8,613,823
Prepaid expenses and other current assets	721,561	501,497
Assets held for sale	—	800,902
TOTAL CURRENT ASSETS	18,487,651	23,136,026

Property, plant and equipment	5,835,401	5,812,517
Less accumulated depreciation and amortization	(5,248,392)	(5,117,570)
	587,009	694,947
Goodwill	—	6,016,469
Intangible assets, net	3,214,917	3,602,667
Other assets	725,886	722,022
TOTAL ASSETS	$23,015,463	$34,172,131

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	3,642,557	$5,688,424
Accrued compensation and employee benefits	1,956,574	2,923,474
Accrued expenses	1,555,039	1,653,333
Unearned revenue	400,221	829,138
TOTAL CURRENT LIABILITIES	7,554,391	11,094,369

Revolving credit borrowings	1,750,000	—
Unearned revenue - non current	65,662	104,779
Other long-term liabilities	1,489,218	1,508,801
TOTAL LIABILITIES	10,859,271	12,707,949
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, par value $.01 per share authorized - 25,000,000 shares issued - 10,044,827 and 10,010,995 shares	100,448	100,109
Capital in excess of par value	40,876,574	40,972,206
Accumulated deficit	(24,829,300)	(15,350,975)
Treasury stock at cost, 696,439 and 806,198 shares, respectively	(3,437,643)	(3,979,852)
Accumulated other comprehensive loss	(553,887)	(277,306)
TOTAL SHAREHOLDERS’ EQUITY	12,156,192	21,464,182
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,015,463	$34,172,131

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	6/30/2016	6/30/2015
Cash flows from operating activities:
Net loss	$(9,478,325)	$(4,751,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	6,016,469	—
Gain on sale of building	(784,896)	—
Depreciation and amortization	636,306	512,645
Amortization of deferred compensation	1,111	2,539
Stock compensation expense	440,621	468,063
Change in assets and liabilities:
Accounts receivable, net	3,023,170	(1,064,427)
Inventories, net	160,437	443,648
Prepaid expenses and other current assets	(251,428)	(88,588)
Other assets	(3,864)	203,444
Accounts payable	(1,929,100)	(921,548)
Accrued compensation and employee benefits	(944,254)	(336,369)
Accrued expenses	(78,378)	(390,680)
Unearned revenue	(468,034)	184,641
Other liabilities	(10,918)	(33,024)
Net cash used in operating activities	(3,671,083)	(5,771,054)

Cash flows from investing activities:
Proceeds from sale of building, net	1,512,320	3,325,000
Net decrease (increase) in marketable securities	(253)	110,239
Capital expenditures	(159,643)	(112,284)
Net cash provided by investing activities	1,352,424	3,322,955

Cash flows from financing activities:
Revolving credit borrowings	1,750,000	—
Proceeds from exercise of stock options	5,184	48,106
Net cash provided by financing activities	1,755,184	48,106
Effect of exchange rate changes on cash	168,570	(93,075)

Net decrease in cash	(394,905)	(2,493,068)
Cash and cash equivalents at beginning of year	2,390,409	4,751,270
Cash and cash equivalents at end of period	$1,995,504	$2,258,202

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2016.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2015.

Note 2:  Marketable Securities

Marketable securities consist of mutual fund investments principally in federal, state and local government debt securities of $13,448 as of June 30, 2016.  Such mutual fund investments are stated at market value based on quoted market prices (Level 1 inputs) and are classified as available-for-sale under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320, with unrealized gains and losses reported in accumulated other comprehensive loss as a component of shareholders’ equity. The cost of such securities at June 30, 2016 was $13,608, with $160 of cumulative unrealized losses reported at June 30, 2016.

Note 3:  Accounts Receivable

Accounts receivable is stated net of an allowance for uncollectible accounts of $979,000 and $993,000 as of June 30, 2016 and September 30, 2015, respectively.

Note 4:  Loss per Share

Basic loss per share (EPS) is computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options and under deferred compensation agreements.

The following tables provide the components of the basic and diluted EPS computations for the three and nine month periods ended June 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Basic EPS Computation
Net loss	$(842,817)	$(800,162)	$(9,478,325)	$(4,751,398)
Weighted average shares outstanding	9,343,946	9,154,797	9,338,559	9,135,987
Basic loss per share	$(.09)	$(.09)	$(1.01)	$(.52)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Diluted EPS Computation
Net loss	$(842,817)	$(800,162)	$(9,478,325)	$(4,751,398)

Weighted average shares outstanding	9,343,946	9,154,797	9,338,559	9,135,987
Stock options	—	—	—	—
Stock compensation arrangements	—	—	—	—
Diluted shares outstanding	9,343,946	9,154,797	9,338,559	9,135,987

Diluted loss per share	$(.09)	$(.09)	$(1.01)	$(.52)

For the for the three and nine month periods ended June 30, 2016 and 2015, all outstanding stock options and shares issuable under stock compensation arrangements totaling 643,533 and 604,082 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive. The actual effect of these stock options and shares, if any, on the diluted earnings per share calculation will vary significantly depending on fluctuations in the market price of the Company's stock.

Note 5:   Accumulated Other Comprehensive Loss

The Company's accumulated other comprehensive loss balances at June 30, 2016 and September 30, 2015 consisted of the following:

	June 30, 2016	September 30, 2015
Foreign currency translation adjustment	$(553,727)	$(276,998)
Unrealized loss on marketable securities	(160)	(308)
Accumulated other comprehensive loss	$(553,887)	$(277,306)

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

The components and estimated useful lives of intangible assets as of June 30, 2016 and September 30, 2015 are stated below. Amortization is provided on a straight line method, or in the case of customer relationships, on an accelerated method, over the following estimated useful lives:

	June 30, 2016		September 30, 2015
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Estimated Useful Life
Definite-lived intangibles:
Technology	$2,500,000	$458,333	$2,500,000	$270,833	10 years
Customer relationships	910,000	316,083	910,000	148,833	7 years
Tradenames	660,000	80,667	660,000	47,667	15 years
	$4,070,000	$855,083	$4,070,000	$467,333

The activity in the goodwill balance consists of the following:

Balance at October 1, 2013	$—
Acquisition of IQinVision	6,016,469
Balance at September 30, 2014	6,016,469
Changes in Goodwill	—
Balance at September 30, 2015	6,016,469
Goodwill impairment	(6,016,469)
Balance at June 30, 2016	$—

Amortization expense was $129,250 and $387,750 for the three and nine month periods ended June 30, 2016. Future amortization expense for intangible assets over the next five years ending September 30 and thereafter is summarized as follows:

Fiscal Year	Amount
Remainder of 2016	$129,250
2017	518,000
2018	427,000
2019	373,000
2020	341,000
Thereafter	$1,426,667

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

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their grant date fair values and over the requisite service period.  For the three month periods ended June 30, 2016 and 2015, the Company recorded non-cash compensation expense of $141,843 and $156,718, respectively ($.02 and $.02 per basic and diluted share, respectively), relating to stock compensation. For the nine month periods ended June 30, 2016 and 2015, the Company recorded non-cash compensation expense of $440,621 and $468,063, respectively ($.05 and $.05 per basic and diluted share, respectively), relating to stock compensation.

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

In March 2016, the FASB issued guidance on simplifying several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance requires a mix of prospective, modified retrospective, and retrospective transition to all annual and interim periods presented and is effective for the Company beginning in fiscal 2018. The Company has not yet evaluated the impact of this guidance on the Company's financial condition, results of operations and related disclosures.

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

Note 10:  Fair Value

The majority of the Company’s non-financial assets and liabilities are not required to be carried at fair value on a recurring basis, but the Company is required on a non-recurring basis to use fair value measurements when analyzing asset impairment as it relates to long-lived assets.  The carrying amounts for trade accounts and other receivables and accounts payable approximate fair value due to the short-term maturity of these instruments.  As the Revolving Loan Facility is a revolving credit agreement, the carrying amount approximates fair value.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Note 11:  Restructuring Charges

Pursuant to the August 29, 2014 IQinVision merger, the Company initiated certain integration and restructuring activities pursuant to an approved plan (the "Plan"). For the nine month period ended June 30, 2015, the Company recognized $573,000 of severance charges in connection with the Plan pursuant to notification of termination benefits to fourteen affected employees. As of June 30, 2016, the Company had paid out approximately $486,000 of such severance.

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

Changes in the Company's warranty liability (included in accrued expenses) for the three and nine month periods ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$650,000	$836,000	$650,000	$849,000
Provision for warranties	106,000	117,000	324,000	366,000
Expenses incurred	(106,000)	(120,000)	(324,000)	(382,000)
Balance at end of period	$650,000	$833,000	$650,000	$833,000

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

Note 14: Credit Agreement

On March 4, 2016, the Company entered into a Credit Agreement (the “Agreement”) with NIL Funding Corporation to provide a $3 million revolving line of credit for working capital purposes. The Agreement provides for a borrowing formula based upon eligible accounts receivable and is secured by a first priority security interest in substantially all of the Company’s assets. Borrowings under the Agreement bear interest at a rate of 6.75% per annum. The Agreement also provides for an initial commitment fee of $37,500, which was paid at closing, as well as an unused commitment fee equal to .5% per annum. The Agreement includes provisions that are customarily found in similar financing agreements, but does not include any financial covenants. NIL Funding Corporation is an affiliate of The InterTech Group, whose Executive Vice President and Chief Operating Officer, Julian A. Tiedemann, serves as the Chairman of the Company’s Board of Directors. As of June 30, 2016, outstanding borrowings under the Agreement were $1,750,000.

On August 18, 2016, the Company entered into an Amended and Restated Credit Agreement (the “Amended Agreement”) with NIL Funding Corporation which increased the $3 million revolving line of credit to $6 million. This facility, as amended, matures on October 2, 2018 and consists of two credit lines of $4 million and $2 million which bear interest at rates of 6.95% per annum and 8.25% per annum, respectively. The $4 million line of credit is subject to a borrowing formula based upon eligible accounts receivable. The Amended Agreement also provides for an initial commitment fee of $60,000, which was paid at closing, as well as an unused commitment fee equal to .5% per annum. The Amended Agreement includes a financial covenant that requires the Company to maintain a specified minimum tangible net worth, and is otherwise substantially similar to the original Agreement with NIL Funding Corporation.

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

Results of Operations
Three Months Ended June 30, 2016 Compared with June 30, 2015

Net sales for the quarter ended June 30, 2016 decreased by $2.2 million (19%) to $9.5 million compared with $11.7 million in the year ago period. Sales in the Americas decreased $2.5 million (26%) to $7.0 million compared with $9.5 million in the year ago period, while Europe, Middle East and Africa (EMEA) sales increased $313,000 (14%) to $2.5 million compared with $2.2 million in the year ago period. The Americas market segment was negatively impacted by certain camera line production issues.  Order intake for the quarter ended June 30, 2016 decreased by $2.6 million (23%) to $8.9 million compared with $11.5 million in the year ago period. Americas order intake decreased by $3.5 million (37%) to $5.9 million compared with $9.4 million in the year ago period, while EMEA order intake increased 40% to $3.0 million compared with $2.1 million in the year ago period. The backlog of unfilled orders was $1.9 million at June 30, 2016 compared with $2.4 million at September 30, 2015.

Gross profit margins were 40.0% for both the quarter ended June 30, 2016 and the year ago period.

Operating expenses for the third quarter of fiscal 2016 decreased $859,000 to $4.6 million compared with $5.5 million for the year ago period. Selling, general and administrative (SG&A) expenses for the current quarter decreased $825,000 to $3.3 million compared with $4.2 million in the year ago period. Such decreases included the effects of planned staff and other cost reduction initiatives. Engineering and development expenses decreased $33,000 to $1.3 million for the current quarter compared with $1.3 million for the year ago period. The Company continued to fund the development and test of its next generation video management system solution that is scheduled to first launch in October 2016.

The Company incurred an operating loss of $818,000 for the third quarter of fiscal 2016 compared with an operating loss of $800,000 in the year ago period.

The Company incurred interest expense of $25,000 for the third quarter of fiscal 2016 relating to borrowings under its revolving credit agreement.

The Company provides for a valuation allowance against its deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on reported pretax losses for both periods (see Note 9: Income Taxes).

As a result of the foregoing, the Company reported a net loss of $843,000 for the third quarter of fiscal 2016 compared with a net loss of $800,000 in the year ago period.

Results of Operations
Nine Months Ended June 30, 2016 Compared with June 30, 2015

Net sales for the nine months ended June 30, 2016 decreased by $3.7 million (12%) to $28.4 million compared with $32.1 million in the year ago period. Sales in the Americas decreased $3.4 million (14%) to $21.7 million compared with $25.1 million in the year ago period, while Europe, Middle East and Africa (EMEA) sales decreased $331,000 (5%) to $6.7 million compared with $7.0 million in the year ago period.  Order intake for the nine months ended June 30, 2016 decreased by $5.8 million (17%) to $27.9 million compared with $33.7 million in the year ago period. Americas order intake decreased by $5.8 million (22%) to $21.1 million compared with $26.9 million in the year ago period while EMEA order intake was $6.8 million for both the current and year ago periods.

Gross profit margins for the nine months ended June 30, 2016 decreased to 37.7% compared with 38.4% in the year ago period principally due to the recognition of $150,000 (0.5%) of additional inventory provisions relating to the rework and transition of the Company's IQinVision camera line to a new contract manufacturing partner.

Operating expenses for the nine months ended June 30, 2016 increased $4.0 million to $21.0 million compared with $17.0 million for the year ago period due principally to a $6.0 million writeoff of goodwill in the current year period. The prior year period included $573,000 of severance charges in connection with a merger related integration and restructuring plan. Excluding the effects of the current year period goodwill writeoff and the prior year period severance charges, operating expenses decreased $1.5 million in the current year period. Selling, general and administrative (SG&A) expenses for the current year period decreased $1.4 million to $11.0 million compared with $12.4 million in the year ago period. This decrease included the effects of planned staff and other cost reduction initiatives. Engineering and development expenses decreased $75,000 to $4.0 million for the current year period compared with $4.0 million for the year ago period.

The Company incurred an operating loss of $10.2 million for the first nine months of fiscal 2016 compared with an operating loss of $4.6 million in the year ago period.

The Company recorded a gain on the sale of its United Kingdom based operating facility of $785,000 in the first nine months of fiscal 2016.

The Company provides for a valuation allowance against its deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on reported pretax losses for both periods (see Note 9: Income Taxes).

As a result of the foregoing, the Company reported a net loss of $9.5 million for the first nine months of fiscal 2016 compared with a net loss of $4.8 million in the year ago period.

Liquidity and Capital Resources

Net cash used in operating activities was $3.7 million for the first nine months of fiscal 2016, which included a $3.2 million net loss net of non-cash charges. Cash generated by a $3.0 million decrease in accounts receivable was fully offset by the paydown of trade accounts payable and accrued expenses. Net cash provided by investing activities was $1.4 million for the first nine months of fiscal 2016 which included $1.5 million of proceeds received from the sale of the Company's United Kingdom operating facility. Net cash provided by financing activities was $1.8 million for the first nine months of fiscal 2016 consisting principally of revolving credit line borrowings. As a result of the foregoing, cash (exclusive of marketable securities) decreased by $395,000 for the first nine months of fiscal 2016 after the effect of exchange rate changes on the cash position of the Company.

The Company continues to incur operating losses due to decreased revenue levels and ongoing strategic investments. Since 2012, the Company has made a significant investment in the development of a completely new, and strategically critical, video management system (VMS). The first release of this product offering is scheduled for Fall 2016 and is ultimately expected to significantly enhance the Company’s market competitiveness. The funding of this major development effort has contributed to the ongoing operating losses and depletion of cash reserves. The Company has also encountered issues with certain of its camera offerings that has negatively impacted its revenues during the last six months. Although these issues have been substantially resolved, their market impact may linger throughout the balance of this fiscal year. In response, a cost restructuring plan has been implemented, which will phase in material operating expense reductions over the remaining quarter of fiscal 2016. This measure is not anticipated to eliminate near term loss levels as the Company must continue funding of its upcoming new VMS product launch.
At June 30, 2016, the Company had $2.0 million of cash reserves and $1.25 million of borrowings available under its asset based credit facility, which is subject to a borrowing formula. Cash losses over the past several years have been financed in part by the sale of the Company’s two principal operating facilities and ongoing management of working capital levels. Subsequent to quarter end, the Company amended and restated its credit facility to increase its existing $3 million credit facility to $6 million and extend its term through October 2018 (see Note 14: Credit Agreement). The Company presently expects to continue to draw on its credit facility to finance its near term working capital needs. Based upon these plans, the Company presently believes that it will have sufficient cash to meet its anticipated operating cost and capital expenditure requirements for at least the next twelve months.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as required by Exchange Act Rule 13a-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
None

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable

ITEM 5 - OTHER INFORMATION
On August 18, 2016, the Company entered into an Amended and Restated Credit Agreement with NIL Funding Corporation which increased the $3 million revolving line of credit to $6 million. The facility, as amended, matures on October 2, 2018. For additional information, see Note 14: Credit Agreement, above.

ITEM 6 – EXHIBITS

Exhibit Number	Description
10.1	Amended and Restated Credit Agreement between the Company and NIL Funding Corporation, dated as of August 18, 2016
10.2	Amended and Restated Revolving Line of Credit Note (Facility A) between the Company and NIL Funding Corporation, dated as of August 18, 2016
10.3	Revolving Line of Credit Note (Facility B) between the Company and NIL Funding Corporation, dated as of August 18, 2016
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICON INDUSTRIES, INC.

August 22, 2016

/s/ John M. Badke
John M. Badke
Interim Chief Executive Officer,
Senior Vice President, Finance and
Chief Financial Officer