Form 10-K
period 2016-09-30
VICON INDUSTRIES INC /NY/
filed 2017-01-13
CIK 310056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2016

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant based upon the closing price of $0.94 per share as of March 31, 2016 was approximately $5,934,000.

The number of shares outstanding of the registrant's common stock as of December 30, 2016 was 9,348,388.

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

Products

The Company’s product line consists of various elements of a video system, including cameras for image capture, stand-alone network video management system (VMS) software and various video recording, storage, management and output devices and peripherals. The Company’s VMS software is sold either separately or configured in a Network Video Recording (“NVR”) or Digital Video Recording (“DVR”) device. Video capture offerings include a range of analog, digital and high definition (HD) megapixel cameras for both fixed and robotic positioning applications, along with associated housing options to perform in a broad range of climatic and operating environments.   The Company also sells and/or produces other video system components such as video encoders decoders and monitors, camera lenses, housings and mounts, matrix video switchers and controls and various video transmission devices.

The Company’s products range from a simple camera mounting bracket to a large IP based video camera control, transmission, recording, storage and virtual matrix switching system.  The Company’s sales are concentrated principally among its network video products and its IQinVision branded camera product offering.

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

The Company’s principal sales offices are located in Hauppauge, New York and Fareham, England.

International Sales

The Company sells its products in Europe, the Middle East and Africa (EMEA) through its European based subsidiary and elsewhere outside the U.S. principally by direct export from its U.S. headquarters.  The Company primarily uses a wide range of installation companies and security product distributors in international markets.

Export sales and sales from the Company’s foreign subsidiaries amounted to $12.3 million and $12.6 million, or 34% and 28% of consolidated net sales in fiscal years 2016 and 2015, respectively.  The Company’s principal foreign markets are the U.K., Europe, Middle East and the Pacific Rim, which together accounted for approximately 93% of international sales in fiscal 2016.

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

Engineering and Development

The Company’s principal engineering and development activities are conducted out of its Israeli and California facilities. The Israeli based team has focused principally on the development of a next generation video management software system, which was introduced in January 2017.  In recent years, the trend of product development and demand within the video security and surveillance market has been toward enhanced software applications involving the compression, analysis, transmission, storage, manipulation, imaging and display of digital video over IP networks.  Since the Company’s target market segment (enterprise applications) requires it to keep pace with changes in technology, the Company has focused its engineering effort in these developing areas.  The California based team has focused principally on the enhancement and repositioning of the Company's IQeye camera product offering and development of advanced camera solutions. Development projects are chosen and prioritized based on competitor threats, the Company’s analysis as to the needs of the marketplace, anticipated technological advances and market research.

Engineering and development expense amounted to approximately $5.2 million and $5.1 million, or 15% and 11% of net sales, in fiscal years 2016 and 2015, respectively.

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

Backlog

The backlog of orders believed to be firm as of September 30, 2016 and 2015 was approximately $1.7 million and $2.4 million, respectively.  Orders are generally cancelable without penalty at the option of the customer.  The Company prefers that its backlog of orders not exceed its ability to fulfill such orders on a timely basis, since experience shows that long delivery schedules only encourage the Company’s customers to look elsewhere for product availability.

Employees

At September 30, 2016, the Company employed 121 full-time employees and there are no collective bargaining agreements with any of the Company’s employees. The Company considers its relations with its employees to be good.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

The Company operates from a 30,000 square-foot headquarters facility located at 135 Fell Court, Hauppauge, New York, which it leases. In addition, the Company leases a 9,439 square-foot sales, service and warehouse facility in southern England which services Europe, the Middle East and Africa. The Company also leases a combined 14,329 square-feet of office space in San Juan Capistrano, California and Yavne, Israel.

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

Not applicable

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock is traded on the NYSE MKT under the symbol (VII).  The following table sets forth for the periods indicated, the range of high and low prices for the Company's common stock:

Quarter Ended	High	Low
Fiscal 2016
December	2.55	1.33
March	2.15	0.71
June	0.99	0.49
September	1.80	0.46
Fiscal 2015
December	2.32	1.31
March	1.92	1.29
June	2.00	1.28
September	1.75	1.22

The last sale price of the Company’s common stock on December 30, 2016 as reported on the NYSE MKT was $0.59 per share.  As of December 30, 2016, there were approximately 165 shareholders of record.

Other than a one-time special cash dividend paid in connection with the IQinVision Merger, the Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any such cash dividends in the future.

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

The Company competes in a market of rapid technology shifts which enhance the performance capability of security systems.  As a result, the Company spends a significant amount on new product development. In fiscal 2016 and 2015, the Company incurred $5.2 million and $5.1 million of engineering and development expense or 15% and 11% of net sales, respectively. The Company’s expenditures for product development are substantially less than its major competitors.  The ongoing market shift to intelligent software solutions will continue to burden the Company’s development resources and increase ongoing annual expense for product development.  Further, the Company’s sales effort requires a high level of customer service and technical support for its products.  The Company routinely considers various strategic options that may augment or supplement its present product offerings and technology platforms.

The Company has a foreign sales and distribution subsidiary in Europe that conducts certain of its business in British pounds and Euros that represented approximately 23% of the Company’s consolidated sales for fiscal 2016. It also has an Israel based engineering and development subsidiary that incurs a majority of its operating expenses in Shekels that represented approximately 14% of the Company’s operating expenses for fiscal 2016. Changes in these local foreign currency exchange rates will have a direct impact on the Company's reported financial position and results.

RESULTS OF OPERATIONS

Fiscal Year 2016 Compared with 2015

Net sales for 2016 decreased by $9.1 million (20%) to $35.8 million compared with $44.9 million in 2015. Sales in the Americas market segment decreased $8.2 million (23%) to $27.6 million compared with $35.8 million in 2015, while Europe, Middle East and Africa (EMEA) sales decreased $926,000 (10%) to $8.2 million compared with $9.1 million in 2015.  The Company's market share during 2016 was negatively impacted by its reliance upon a legacy product offering and camera line production issues, which have since been resolved. Order intake for 2016 decreased 22% to $35.1 million compared with $44.8 million in 2015. Americas market segment order intake decreased 24% to $27.3 million compared with $35.7 million in 2015, while EMEA order intake decreased 14% to $7.8 million compared with $9.1 million in 2015. The backlog of unfilled orders was $1.7 million at September 30, 2016 compared with $2.4 million at September 30, 2015.

Gross profit margins for 2016 decreased to 37.4% compared with 39.3% in 2015. The margin decline was due principally to increased market competition and non-recurring camera line production costs.

Operating expenses for 2016 increased $4.1 million to $26.8 million compared with $22.7 million in 2015 due to an $8.0 million writeoff of goodwill and intangible assets in the current year. Excluding the effects of the current year goodwill and intangible asset writeoff and prior year non-recurring charges, operating expenses decreased $3.3 million in the current year. Selling, general and administrative (SG&A) expenses decreased $3.4 million to $13.7 million for 2016 compared with $17.1 million in 2015. This decrease included the effects of planned staff and other cost reduction initiatives implemented due to reduced revenue expectations. Engineering and development expenses increased $130,000 to $5.2 million for 2016 compared with $5.1 million for 2015 as the Company continued investing in its new video management system platform.

The Company incurred an operating loss of $13.5 million for fiscal 2016 compared with an operating loss of $5.1 million for fiscal 2015. Excluding the non-recurring goodwill and intangible asset writeoff in the current year and non-recurring charges in the prior year, the Company would have reported operating losses of $5.5 million and $4.5 million for 2016 and 2015, respectively.

The Company recorded a gain on the sale of its United Kingdom based operating facility of $785,000 in fiscal 2016 and a $140,000 non-operating foreign exchange loss related to certain U.S. dollar based liabilities of its European subsidiary in fiscal 2015.

The Company incurred interest expense of $71,000 in fiscal 2016 relating to borrowings under its revolving credit agreement.

No income tax benefit was recognized on losses reported for the years presented due to uncertainty of realization. In fiscal 2011, the Company provided a valuation allowance against its deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on subsequent reported pretax losses (see Note 3: Income Taxes).

As a result of the foregoing, the Company reported a net loss of $12.8 million for 2016 compared with a net loss of $5.2 million for 2015.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $3.7 million for fiscal 2016, which included a $4.6 million net loss exclusive of $8.1 million of non-cash charges. Cash generated by decreases in accounts receivable and inventories of $4.3 million and $1.4 million, respectively, were offset in part by a $4.3 million reduction in accounts payable and accrued liabilities. Net cash provided by investing activities was $1.3 million in 2016, which included $1.5 million of net proceeds received from the sale of the Company's United Kingdom operating facility. Net cash provided by financing activities was $1.8 million for 2016 consisting principally of revolving credit borrowings. As a result of the foregoing, cash (exclusive of marketable securities) decreased by $436,000 in 2016 after the minimal effect of exchange rate changes on the cash position of the Company.

The Company continues to incur operating losses due to decreased revenue levels and ongoing strategic investments. Since 2012, the Company has made a significant investment in the development of a completely new, and strategically critical, video management system (VMS). The first release of this product offering was launched in January 2017 and is ultimately expected to significantly enhance the Company’s market competitiveness. The funding of this major development effort has contributed to the ongoing operating losses and depletion of cash reserves. The Company has also encountered issues with certain of its camera offerings that have negatively impacted its revenues during the last six months. Although these issues have been substantially resolved, their market impact may linger into fiscal 2017. In response, the Company phased in material operating expense reductions over the course of the past several years and will consider further cost cutting measures during the upcoming year. However, the Company intends to continue funding the development of its new VMS platform and rebuild its market channels.
At September 30, 2016, the Company had $2.0 million of cash reserves and $4.25 million of borrowings available under the Credit Agreement described below, which is subject in part to a borrowing-base formula. Cash losses over the past several years have been financed in part by the sale of the Company’s two principal operating facilities and ongoing management of working capital levels. During fiscal 2016, the Company entered into a Credit Agreement that was subsequently amended and restated in August 2016. This Agreement currently consists of two credit lines totaling $6 million that mature in October 2018 (see Note 10 - Credit Agreement). The Company presently expects to continue to draw on its credit facility to finance its near term working capital needs. In addition, the Company is currently seeking additional funding sources and evaluating strategic alternatives to finance its aggressive product development roadmap and growth initiatives over the upcoming twelve month period. Since there are no guarantees that such plans will be successful and that the Company will have sufficient available cash to sustain its operations through the next twelve month period, there is substantial doubt about the Company's ability to continue as a going concern.

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

The Company assesses the recoverability of the carrying value of its long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company evaluates the recoverability of such assets based upon the expectations of undiscounted cash flows from such assets.  If the sum of the expected future undiscounted cash flows were less than the carrying amount of the asset, a loss would be recognized for the difference between the fair value and the carrying amount. Since the Company's merger with IQinVision, it has essentially redesigned its acquired camera line. Thus, the Company determined that its technology asset was fully impaired and, as a result, recorded an impairment charge of $2.0 million at September 30, 2016.

The Company’s goodwill balance at September 30, 2015 represented the excess of the purchase price over the fair value as of such date of net identifiable assets acquired in a 2014 business combination. At March 31, 2016, the Company conducted an impairment test using the income approach and determined that its goodwill carrying value was fully impaired. As a result, the Company recorded an impairment charge of $6.0 million in the quarter ended March 31, 2016. This noncash charge was principally based upon an updated assessment of the Company's continuing depressed market valuation and operating losses.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance on revenue from contracts with customers. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved, in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. This guidance permits the use of either the retrospective or cumulative effect transition method and is effective for the Company beginning in 2019; early adoption is not permitted prior to 2018. The Company is currently in the initial stages of evaluating the effect of implementing this guidance.

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

In March 2016, the FASB issued guidance on simplifying several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance requires a mix of prospective, modified retrospective, and retrospective transition to all annual and interim periods presented and is effective for the Company beginning in fiscal 2018. The Company is currently in the initial stages of evaluating the effect of implementing this guidance.

Foreign Currency Activity

The Company’s foreign exchange exposure is principally limited to the relationship of the U.S. dollar to the British pound sterling, the Euro and the Israeli shekel. Sales by the Company’s U.K. and German based subsidiaries to customers in Europe are transacted in British pounds or Euros.  In fiscal 2016, approximately $2.3 million of products were sold by the Company to its U.K. based subsidiary for resale.  The Company has also entered into certain engineering cost sharing agreements with its U.K. based subsidiary that are denominated in U.S. dollars.  The Company’s Israeli based subsidiary incurs shekel based operating expenses which are funded by the Company in U.S. dollars.

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

Management's Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2016 and concluded that it is effective at a reasonable assurance level.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the fiscal year ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a Company have been detected. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Company's Chief Executive Officer and Chief Financial Officer has concluded that such controls and procedures are effective at the "reasonable assurance" level.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Executive Officers and Directors of the Company are as follows:

Name	Age	Position
John M. Badke	57	Chief Executive Officer and Chief Financial Officer
Bret M. McGowan	51	Senior Vice President, Sales and Marketing (Americas)
Peter A. Horn	61	Vice President, Operations
Mark S. Provinsal	50	Managing Director, Vicon Industries, Ltd.
Julian A. Tiedemann	52	Chairman of the Board of Directors
Arthur D. Roche	78	Director
Steven E. Walin	61	Director
Warren J. White	65	Director

The business experience, principal occupations and employment, as well as period of service, of each of the officers and directors of the Company during at least the last five years are set forth below.

John M. Badke - Chief Executive Officer and Chief Financial Officer.  Mr. Badke assumed the Chief Executive Officer position in August 2016. Previously, he served as Chief Financial Officer and Senior Vice President, Finance since 1999.  Prior to that time, he was Vice President, Finance since 1998 and served as Controller since joining the Company in 1992.  Prior to joining the Company, Mr. Badke was Controller for NEK Cable, Inc. and an audit manager with the international accounting firms of Arthur Andersen & Co. and Peat Marwick Main & Co.

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

Steven E. Walin - Director. Mr. Walin has been a director of the Company since June 2016. He served as the Chief Executive Officer of GVI Security Solutions, Inc., a developer and distributor of video surveillance solutions, from March 2006 until his retirement in 2011 to manage personal investments in both the security and consumer finance industries. Mr. Walin previously served as the President of General Electric’s Security Enterprise Solutions Group from 2003 to 2006 and as the Senior Vice President of North American Security for the Security Systems Division of Siemens Building Technologies since 2001. Prior to that, Mr. Walin served in various senior level capacities for companies serving the broad security market. Mr. Walin brings extensive knowledge of video and broader security markets having spent his entire career in the industry. He also brings general senior level operational experience to the Board. His current term on the Board ends at the 2019 Annual Meeting of Shareholders.

Warren J. White - Director. Mr. White has been a director of the Company since June 2016. He served as the Senior Vice President of Global Business Engineering for CGI Group Inc., a publicly listed international IT services provider, from which he retired in 2012. He previously served as the Vice President of Information Technology and Global Procurement at Alcan Aluminum until 2003. Mr. White presently works as an independent consultant in Information Technology and teaches related subjects at the John Molson School of Business. He also serves on the Board of Directors of a number of companies, including Supremex Inc., Circa Enterprises Inc. and Titan Logix Corp. Mr. White brings extensive experience in information technology, international operations, strategic planning, public company oversight and finance, having started his career as a licensed accountant. His current term on the Board ends at the 2019 Annual Meeting of Shareholders.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended September 30, 2016 and certain written representations that no Form 5 is required, no person who, at any time during the year ended September 30, 2016 was a director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the year ended September 30, 2016.

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

For fiscal 2015, a performance based bonus plan was established for certain of the Company’s executive officers including, among others: Eric S. Fullerton, former Chief Executive Officer; John M. Badke, Senior Vice President, Finance and Chief Financial Officer; and Bret M. McGowan, Senior Vice President, Sales and Marketing (Americas), whereby Messrs. Fullerton, Badke and Mr. McGowan could earn amounts up to $75,000, $50,000 and $65,000, respectively, for the achievement of certain operating results as defined for the fiscal year ended September 30, 2015.  These financial results targets were based principally on the achievement of specific integration restructuring plan activities pursuant to the IQinVision merger. Such bonuses were fully earned by the named executive officers. For fiscal 2016, there were no bonus plans established and no bonuses were paid to the Company’s executive officers.

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

In March 2007, the Board of Directors adopted the Company’s 2007 Stock Incentive Plan, which was approved by the Company’s stockholders at its Annual Meeting of Stockholders held on May 18, 2007. Under such plan, a total of 500,000 shares of common stock were reserved for issuance and include the grant of stock options, restricted stock and other stock awards as determined by the Compensation Committee. The purpose of the Stock Incentive Plan is to attract and retain executive management by providing them with appropriate equity-based incentives and rewards for superior performance and to provide incentive to a broader range of employees.  In fiscal 2015, the Compensation Committee awarded a total of 28,000 stock options to named executive officers, consisting of 14,000 to Mr. Badke and 14,000 to Mr. McGowan. No stock options were awarded to the Company’s executive officers in fiscal 2016.

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

Employment Agreements

The Company has entered into employment agreements with certain of its named executive officers that provide certain benefits upon termination of employment or change in control of the Company without Board of Director approval. All such agreements provide the named executive officer with a payment of three times their average annual compensation for the previous five year period if there is a change in control of the Company without Board of Director approval, as defined. Such payment can be taken in a present value lump sum or equal installments over a three year period. The agreements also provide the named executive officers with certain severance/retirement benefits upon certain occurrences including termination of employment without cause as defined, termination of employment due to the Company’s breach of specified employment conditions (good reason termination), death, disability or retirement at a specified age. Such severance/retirement benefit provisions survive the expiration of the agreements and include a fixed stated benefit of $350,000 for Mr. Badke and $290,000 for Mr. McGowan.  In addition, Mr. Badke receives an additional deferred compensation benefit upon termination of employment in certain circumstances in the form of 6,561 shares of the Company’s common stock. In August 2016, the Board of Directors approved a change in Mr. Badke’s title to Chief Executive Officer from Interim Chief Executive Officer, and an increase in Mr. Badke’s annual base salary to $225,000 per annum for serving as the Company Chief Executive Officer.

2016 Summary Compensation Table

The following table sets forth all compensation for the fiscal year ended September 30, 2016 awarded to or earned by the Company’s Chief Executive Officer and by each of its other named executive officers whose total compensation exceeded $100,000 during such period.

Name and Principal Position	Year	Salary ($)		Bonus ($)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
John M. Badke Chief Executive Officer and Chief Financial Officer	2016	193,096		—	—	7,843	200,939
	2015	190,000		50,000	13,090	8,045	261,135

Eric S. Fullerton Former Chief Executive Officer	2016	253,846	(1)	—	—	5,000	258,846
	2015	300,000		75,000	—	6,000	381,000

Bret M. McGowan Senior Vice President, Sales and Marketing (Americas)	2016	190,000		—	—	6,000	196,000
	2015	190,000		65,000	13,090	6,000	274,090

(1)	Mr. Fullerton's employment with the Company terminated on August 5, 2016.

(2)	Represents earned cash bonus approved by the Board of Directors upon the recommendation of its Compensation Committee.

(3)
Represents the aggregate grant date fair value of option awards computed in accordance with ASC 718. See Note 1 to the accompanying financial statements for assumptions made in the valuation of these awards.

(4)	Represents automobile expense paid by the Company.

Outstanding Equity Awards at Fiscal 2016 Year-End

The following table sets forth information with respect to the outstanding equity awards of the named executive officers as of September 30, 2016.

Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date
John M. Badke Chief Executive Officer and Chief Financial Officer	10,000	(1)	—	(1)	$4.79	5/22/2018
	8,000	(1)	—	(1)	$5.00	11/5/2018
	7,000	(1)	—	(1)	$4.06	10/15/2020
	5,200	(1)	1,300	(1)	$3.31	10/25/2021
	6,000	(1)	4,000	(1)	$2.62	12/4/2022
	2,800	(2)	11,200	(2)	$1.48	6/9/2025

Bret M. McGowan Senior Vice President, Sales and Marketing (Americas)	5,000	(1)	—	(1)	$4.79	5/22/2018
	7,000	(1)	—	(1)	$4.06	10/15/2020
	5,200	(1)	1,300	(1)	$3.31	10/25/2021
	3,000	(1)	2,000	(1)	$2.62	12/4/2022
	2,800	(2)	11,200	(2)	$1.48	6/9/2025

(1)	Options vest over a five year period in five equal annual installments beginning on the first anniversary of the grant date. Options expire after the tenth anniversary of the grant date.

(2)	Options vest over a four year period in four equal annual installments beginning on the first anniversary of the grant date. Options expire after the tenth anniversary of the grant date.

Fiscal 2016 Directors' Compensation

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended September 30, 2016.

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(1)	Total ($)
Joseph A. Budano	37,750	(2)	—	37,750
Gioia Messinger	36,750	(2)	—	36,750
Arthur D. Roche	49,000		—	49,000
Julian A. Tiedemann	58,000		—	58,000
Steven E. Walin	11,250	(3)	4,815	16,065
Warren J. White	11,250	(3)	4,815	16,065

(1)
Reflects the aggregate grant date fair value computed in accordance with ASC 718. As of September 30, 2016, the aggregate number of outstanding option awards for each director were as follows: Mr. Budano - 3,750;

Ms. Messinger - 3,750; Mr. Roche - 32,000; Mr. Tiedemann - 22,500; Mr. Walin - 7,500; and Mr. White - 7,500.

(2)	Term on the Board ended on June 21, 2016.

(3)	Term on the Board started on June 22, 2016.

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

EQUITY COMPENSATION PLAN INFORMATION
at September 30, 2016

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
	395,942		$3.71	166,579	(2)
Equity compensation plans not approved by security holders
	227,645	(1)	$2.51	—

Total	623,587		$3.27	166,579

(1) Includes (i) 6,561 shares of common stock issuable to a certain officer under a deferred compensation benefit arrangement upon retirement and other termination of employment events; and (ii) 221,084 shares subject to stock options and stock appreciation rights assumed by the Company in connection with the IQinVision Merger.

(2) Represents awards available for issuance under the Company's Stock Incentive Plans.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of December 30, 2016, based on information furnished by the persons named below, obtained by the Company from its transfer agent or obtained from filings made by the persons named below with the SEC, with respect to the beneficial ownership of shares of common stock by (i) each person known by the Company to be the beneficial owner of more than 5% of its outstanding shares of common stock, (ii) each director and named executive officer of the Company and (iii) all directors and executive officers of the Company as a group.

Name and Address Of Beneficial Owner	Number of Shares Beneficially Owned (1)		% of Class
Gordian, Inc. and Gregory A. Bone 424 Peachtree Lane Paso Robles, CA 93446

	1,382,111	(2)	14.8%

Shenzhen Infinova Limited Guan Lan High Tech Park, Huan Guan Road South, Bao An District, Shenzhen, Guangdong Province, 518110, P.R. China

	543,715		5.8%

Martin D. Gray P.O. Box 24 Rancho Santa Fe, CA 92067

	512,782		5.5%

Arthur D. Roche	95,321	(3)	1.0%
John M. Badke	87,146	(4)	*
Bret M. McGowan	43,535	(5)	*
Julian A. Tiedemann	22,750	(6)	*
Steven E. Walin	—		*
Warren J. White	—		*
Total all Executive Officers and Directors as a Group (8 persons)	373,347	(7)	3.9%
* Less than 1%

(1)   All information was determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and based on 9,348,388 shares of common stock outstanding on December 15, 2016. Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power over the shares of stock owned.
(2) Includes 1,306,350 shares held by Gordian, Inc. and 75,761 shares held by Gregory A. Bone. Mr. Bone is the President, a director and the principal shareholder of Gordian, Inc. and therefore may be deemed to beneficially own the securities held by Gordian, Inc.
(3)   Includes 15,000 shares held by Mr. Roche’s wife and currently exercisable options to purchase 28,250 shares.
(4)   Includes currently exercisable options to purchase 42,300 shares.
(5)   Includes currently exercisable options to purchase 25,300 shares.
(6)  Includes currently exercisable options to purchase 18,750 shares.
(7)  Includes currently exercisable options to purchase 176,000 shares.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company entered into a Credit Agreement with NIL Funding Corporation that provides a $6 million revolving line of credit for working capital purposes (see Note 10 to the accompanying financial statements for further information). NIL Funding Corporation is an affiliate of The InterTech Group, whose Executive Vice President and Chief Operating Officer, Julian A. Tiedemann, serves as the Chairman of the Company’s Board of Directors. As of September 30, 2016, outstanding borrowings under the Agreement were $1,750,000.

Shezhen Infinova Limited (Infinova), a Chinese corporation which beneficially owned 5.8% of the outstanding shares of the Company as of September 30, 2016, serves as a contract manufacturer to the Company for certain of its products. In fiscal 2016, the Company procured approximately $2.0 million of products from or through Infinova. Sales of Vicon products to Infinova were $496,000 in 2016.

To date, the Company has not adopted a formal written policy with respect to related party transactions. However, an informal unwritten policy has been in place whereby all such related-party transactions are reported to, and approved by, the full Board of Directors (other than any interested director).

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table details: the aggregate fees billed by BDO USA, LLP for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the financial statements included in the Company’s quarterly reports on Form 10-Q; the aggregate fees billed by BDO USA, LLP for audit related matters and; the aggregate fees billed by BDO USA, LLP for tax compliance, tax advice and tax planning during fiscal years ended September 30, 2016 and 2015:

	2016	2015
Audit fees	$268,000	$263,000
Audit related fees	—	—
Tax fees	56,000	82,000
Totals	$324,000	$345,000

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

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)  Financial Statements

Included in Part IV, Item 15:

Report of Independent Registered Public Accounting Firm

Financial Statements:

Consolidated Statements of Operations, years ended September 30, 2016 and 2015

Consolidated Statements of Comprehensive Loss, years ended September 30, 2016 and 2015

Consolidated Balance Sheets at September 30, 2016 and 2015

Consolidated Statements of Shareholders’ Equity, years ended September 30, 2016 and 2015

Consolidated Statements of Cash Flows, years ended September 30, 2016 and 2015

Notes to Consolidated Financial Statements, years ended September 30, 2016 and 2015

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

3.2	Amendment of the Company’s By-Laws effective January 1, 2008 (Incorporated by reference to the 2007 Annual Report on Form 10-K)
3.3	Amendment of the Certificate of Incorporation dated May 7, 2002 (Incorporated by reference to the 2002 Annual Report on Form 10-K)
10.1	2002 Incentive Stock Option Plan (Incorporated by reference to the 2002 Annual Report on Form 10-K)
10.2	2002 Non-Qualified Stock Option Plan (Incorporated by reference to the 2002 Annual Report on Form 10-K)
10.3	Employment and Deferred Compensation Agreement dated January 1, 2006 between the Registrant and John M. Badke (Incorporated by reference to the Current Report on Form 8-K dated March 6, 2006)
10.4
Amendment 1 to the Employment and Deferred Compensation Agreement dated November 13, 2006 between the Registrant and John M. Badke (Incorporated by reference to the Current Report on Form 8-K dated November 16, 2006)

10.5	Employment Agreement dated August 7, 2006 between the Registrant and Bret M. McGowan (Incorporated by reference to the 2006 Annual Report on Form 10-K)
10.6	2007 Stock Incentive Plan (Incorporated by reference to the Proxy Statement filed on April 27, 2007)
10.7	Stock Agreement dated September 10, 2014 between the Registrant and Eric S. Fullerton (Incorporated by reference to the Current Report on Form 8-K dated September 11, 2014)
10.8
Contract of Sale between the Registrant, as Seller, and MD Jahirul Islam, as Buyer, with respect to 131 Heartland Blvd., Edgewood, New York, as of November 12, 2014 (Incorporated by reference to the Current Report on Form 8-K dated November 18, 2014)

10.9	Credit Agreement between the Registrant and NIL Funding Corporation, dated as of March, 4, 2016 (Incorporated by reference to the Current Report on Form 8-K dated March 4, 2016)
10.10	Security Agreement by the Registrant in favor of NIL Funding Corporation, dated as of March 4, 2016 (Incorporated by reference to the Current Report on Form 8-K dated March 4, 2016)
10.11
Amended and Restated Credit Agreement between the Registrant and NIL Funding Corporation, dated as of August 18, 2016 (Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended June 30, 2016)

10.12
Amended and Restated Revolving Line of Credit Note (Facility A) between the Registrant and NIL Funding Corporation, dated as of August 18, 2016 (Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended June 30, 2016)

10.13
Revolving Line of Credit Note (Facility B) between the Registrant and NIL Funding Corporation, dated as of August 18, 2016 (Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended June 30, 2016)

21	Subsidiaries of the Registrant (Incorporated by reference to the Notes to the Consolidated Financial Statements)
23	Consent of BDO USA, LLP
Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Vicon Industries, Inc.

We have audited the accompanying consolidated balance sheets of Vicon Industries, Inc. as of September 30, 2016 and 2015 and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vicon Industries, Inc. at September 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 14, the Company has incurred losses from operations and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Melville, New York
January 13, 2017

VICON INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended September 30, 2016 and 2015

	2016	2015
Net sales	$35,759,651	$44,884,015
Cost of sales	22,402,117	27,237,862
Gross profit	13,357,534	17,646,153
Operating expenses:
Selling, general and administrative expense	13,656,969	17,089,392
Engineering and development expense	5,193,085	5,063,010
Goodwill and intangible asset writedowns	7,995,636	—
Restructuring charges	—	572,913
	26,845,690	22,725,315
Operating loss	(13,488,156)	(5,079,162)
Other income (expense):
Gain on sale of building	784,896	—
Other expense	—	(140,853)
Interest expense	(71,332)	—
Interest income	608	1,713
Loss before income taxes	(12,773,984)	(5,218,302)
Income tax expense	—	—
Net loss	$(12,773,984)	$(5,218,302)
Loss per share:
Basic	$(1.37)	$(.57)
Diluted	$(1.37)	$(.57)

See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Years Ended September 30, 2016 and 2015

	2016	2015
Net loss	$(12,773,984)	$(5,218,302)
Other comprehensive income (loss):
Unrealized gain on securities	173	2,898
Foreign currency translation adjustment	(251,718)	(166,712)
Other comprehensive loss	(251,545)	(163,814)
Comprehensive loss	$(13,025,529)	$(5,382,116)

See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2016 and 2015

ASSETS	2016	2015
Current Assets:
Cash and cash equivalents	$1,954,422	$2,390,409
Marketable securities	13,545	13,047
Accounts receivable (less allowance of $1,069,000 in 2016 and $993,000 in 2015)	6,158,504	10,816,348
Inventories:
Parts, components and materials	1,432,135	2,074,389
Work-in-process	812,455	981,878
Finished products	4,745,660	5,557,556
	6,990,250	8,613,823
Prepaid expenses and other current assets	572,440	501,497
Assets held for sale	—	800,902
Total current assets	15,689,161	23,136,026
Property, plant and equipment:
Leasehold improvements	188,728	114,106
Machinery, equipment and vehicles	5,677,241	5,698,411

Property, plant and equipment	5,865,969	5,812,517
Less accumulated depreciation and amortization	5,345,786	5,117,570
Property, plant and equipment, net	520,183	694,947
Goodwill	—	6,016,469
Intangible assets, net	1,106,500	3,602,667
Other assets	761,865	722,022
TOTAL ASSETS	$18,077,709	$34,172,131

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,551,080	$5,688,424
Accrued compensation and employee benefits	1,701,103	2,923,474
Accrued expenses	1,472,272	1,653,333
Unearned revenue	476,565	829,138
Total current liabilities	6,201,020	11,094,369
Revolving credit borrowings	1,750,000	—
Unearned revenue-non current	76,950	104,779
Other long-term liabilities	1,522,825	1,508,801
Total liabilities	9,550,795	12,707,949
Commitments and contingencies - Note 8
Shareholders' equity:
Common stock, par value $.01 per share authorized - 25,000,000 shares issued - 10,044,827 and 10,010,995 shares	100,448	100,110
Capital in excess of par value	40,517,919	40,972,205
Accumulated deficit	(28,124,959)	(15,350,975)
Treasury stock at cost, 696,439 shares in 2016 and 806,198 shares in 2015	(3,437,643)	(3,979,852)
Accumulated other comprehensive loss	(528,851)	(277,306)
Total shareholders' equity	8,526,914	21,464,182
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$18,077,709	$34,172,131
See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended September 30, 2016 and 2015

	Shares	Common Stock	Capital in excess of par value	Accumulated deficit	Treasury Stock	Accumulated other compre-hensive income (loss)	Total share- holders' equity
September 30, 2014	9,900,868	$99,009	$40,544,227	$(10,132,673)	$(4,226,852)	$(113,492)	$26,170,219
Net loss	—	—	—	(5,218,302)	—	—	(5,218,302)
Foreign currency translation adjustment	—	—	—	—	—	(166,712)	(166,712)
Unrealized gain on marketable securities	—	—	—	—	—	2,898	2,898
Distribution of deferred compensation shares	—	—	(247,000)	—	247,000	—	—
Exercise of stock options	110,127	1,101	47,005	—	—	—	48,106
Stock-based compensation	—	—	625,061	—	—	—	625,061
Deferred compensation amortization	—	—	2,912	—	—	—	2,912
September 30, 2015	10,010,995	$100,110	$40,972,205	$(15,350,975)	$(3,979,852)	$(277,306)	$21,464,182

Net loss	—	—	—	(12,773,984)	—	—	(12,773,984)
Foreign currency translation adjustment	—	—	—	—	—	(251,718)	(251,718)
Unrealized gain on marketable securities	—	—	—	—	—	173	173
Distribution of deferred compensation shares	22,050	220	(542,429)	—	542,209	—	—
Exercise of stock options	11,782	118	5,066	—	—	—	5,184
Stock-based compensation	—	—	81,593	—	—	—	81,593
Deferred compensation amortization	—	—	1,484	—	—	—	1,484
September 30, 2016	10,044,827	$100,448	$40,517,919	$(28,124,959)	$(3,437,643)	$(528,851)	$8,526,914
See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended September 30, 2016 and 2015

	2016	2015
Cash flows from operating activities:
Net loss	$(12,773,984)	$(5,218,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill and intangible asset impairments	7,995,636	—
Gain on sale of building	(784,896)	—
Depreciation and amortization	850,697	725,365
Amortization of deferred compensation	1,484	2,912
Stock compensation expense	81,593	625,061
Change in assets and liabilities, net of acquisition:
Accounts receivable, net	4,312,092	(2,301,924)
Inventories	1,406,203	143,944
Prepaid expenses and other current assets	(96,348)	(83,921)
Other assets	(39,842)	241,073
Accounts payable	(2,983,822)	352,832
Accrued compensation and employee benefits	(1,188,773)	(38,306)
Accrued expenses	(156,448)	(428,751)
Unearned revenue	(380,402)	441,504
Other liabilities	26,003	(70,591)
Net cash used in operating activities	(3,730,807)	(5,609,104)

Cash flows from investing activities:
Proceeds from sale of building, net	1,512,320	3,325,000
Net decrease (increase) in marketable securities	(325)	110,161
Capital expenditures	(199,859)	(125,246)
Net cash provided by investing activities	1,312,136	3,309,915

Cash flows from financing activities:
Revolving credit borrowings	1,750,000	—
Proceeds from exercise of stock options	5,184	48,106
Net cash provided by financing activities	1,755,184	48,106

Effect of exchange rate changes on cash	227,500	(109,778)
Net decrease in cash	(435,987)	(2,360,861)
Cash and cash equivalents at beginning of year	2,390,409	4,751,270
Cash and cash equivalents at end of year	$1,954,422	$2,390,409

Cash paid during the fiscal year for:
Income taxes	$20,425	$19,465
Interest	$71,497	$—

See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2016 and 2015

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

Marketable Securities

At September 30, 2016, marketable securities consisted of mutual fund investments principally in federal, state and local government debt securities of $13,545.  Such mutual fund investments are stated at market value based on quoted market prices (Level 1 inputs) and are classified as available-for-sale under ASC 320, with cumulative unrealized gains and losses reported in accumulated other comprehensive loss as a component of shareholders’ equity.  The cost of such securities was $13,680 and $13,355 at September 30, 2016 and 2015, respectively, with $(135) and $(308) of cumulative unrealized losses, net of tax where applicable, included in the carrying amounts at September 30, 2016 and 2015, respectively.

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

Assets Held for Sale

At September 30, 2015, the Company had classified its United Kingdom based operating facility as assets held for sale at a carrying value of approximately $800,902. The Company sold this facility in January 2016.

Long-Lived and Intangible Assets

Long-lived assets include reported property, plant, and equipment and intangible assets. The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. Since the Company's merger with IQinVision, it has essentially redesigned its assumed camera line. Thus, the Company determined that its technology asset was fully impaired and, as a result, recorded an impairment charge of $2.0 million at September 30, 2016 (see Note 2). There was no impairment of long-lived assets for the year ended September 30, 2015.

Property, plant, and equipment are recorded at cost and are being depreciated over periods ranging from 2 to 10 years. Intangible assets are being amortized over periods ranging from 7 to 15 years. Depreciation and amortization expense was $850,697 and $725,365 for the years ended September 30, 2016 and 2015.

Goodwill

The Company’s goodwill at September 30, 2015 represented the excess of the purchase price over the fair value of net identifiable assets acquired in the 2014 business combination with IQinVision. The Company conducted an impairment test at March 31, 2016 using the income approach and determined that its goodwill carrying value was fully impaired. As a result, the Company recorded an impairment charge of $6.0 million in the quarter ended March 31, 2016 (see Note 2).

Engineering and Development

Product engineering and development costs are charged to expense as incurred, and amounted to $5,193,085 and $5,063,010 in fiscal 2016 and 2015, respectively. The Company evaluates the establishment of technological feasibility of its software in accordance with ASC 985 ("Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed"). The Company has determined that technological feasibility for its new products is reached shortly before products are released for field testing. Costs incurred after technological feasibility has been established have not been material and are expensed as incurred.

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

Foreign Currency Translation

The Company translates the financial statements of its foreign subsidiaries by applying the current rate method under which assets and liabilities are translated at the exchange rate on the balance sheet date, while revenues, costs, and expenses are translated at the average exchange rate for the reporting period.  The resulting cumulative translation adjustment of $(528,716) and $(276,998) at September 30, 2016 and 2015, respectively, is recorded as a component of shareholders' equity in accumulated other comprehensive loss.

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

Changes in the Company's warranty liability (included in accrued expenses) for the fiscal years ended September 30, 2016 and 2015 were as follows:

	2016	2015
Balance at beginning of year	$650,000	$849,000
Provision for warranties	423,000	171,000
Expenses incurred	(392,000)	(370,000)
Balance at end of year	$681,000	$650,000

Fair Value of Financial Instruments

The majority of the Company’s non-financial assets and liabilities are not required to be carried at fair value on a recurring basis, but the Company is required on a non-recurring basis to use fair value measurements when analyzing asset impairment as it relates to long-lived assets.  The carrying amounts for trade accounts, other receivables, accounts payable and revolving credit borrowings approximate fair value due to either the short-term maturity of these instruments or the fact that the interest rate of the revolving credit borrowings is based upon current market rates.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Accounting for Stock-Based Compensation

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share based payments to employees, including stock options, stock appreciation rights (SARs) and common stock share awards, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period.  For the years ended September 30, 2016 and 2015, the Company recorded non-cash compensation expense of $81,593 ($.01 per basic and diluted share) and $625,061 ($.07 per basic and diluted share), respectively, relating to stock-based compensation.

The fair value for options granted during the fiscal years ended September 30, 2016 and 2015 was determined at the date of grant using a Black-Scholes valuation model and the straight-line attribution approach using the following weighted average assumptions:

	2016	2015
Risk-free interest rate	1.6%	2.1%
Dividend yield	0.0%	0.0%
Volatility factor	72.5%	63.7%
Weighted average expected life	7.0 years	7.0 years

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

NOTE 2. Goodwill and Intangible Assets

The Company’s goodwill at September 30, 2015 represented the excess of the purchase price over the fair value of net identifiable assets acquired in the August 29, 2014 IQinVision business combination. The Company conducted an impairment test at March 31, 2016 using the income approach and determined that its goodwill carrying value was fully impaired. As a result, the Company recorded an impairment charge of $6.0 million in the quarter ended March 31, 2016. This noncash charge was principally based upon an updated assessment of the Company's continuing depressed market valuation and operating losses.

The components and estimated useful lives of intangible assets as of September 30, 2016 and 2015 are stated below. Since the Company's merger with IQinVision in 2014, it has essentially redesigned its acquired camera line. Thus, the Company determined that its technology asset was fully impaired and, as a result, recorded an impairment charge of $2.0 million at September 30, 2016. Amortization is provided on a straight line method, or in the case of customer relationships, on an accelerated method, over the following estimated useful lives:

	September 30, 2016		September 30, 2015
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Estimated Useful Life
Definite-lived intangibles:
Technology	$—	$—	$2,500,000	$270,833	10 years
Customer relationships	910,000	371,833	910,000	148,833	7 years
Tradenames	660,000	91,667	660,000	47,667	15 years
	$1,570,000	$463,500	$4,070,000	$467,333

The activity in the goodwill balance consists of the following:

Balance at October 1, 2014	6,016,469
Changes in Goodwill	—
Balance at September 30, 2015	6,016,469
Goodwill Impairment	(6,016,469)
Balance at September 30, 2016	$—

Amortization expense related to intangible assets for the year ended September 30, 2016 and 2015 was $517,000 and $432,000, respectively. Annual amortization expense for intangible assets over the next five years ending September 30 and thereafter is summarized as follows:

Fiscal Year	Amount
2017	$268,000
2018	177,000
2019	123,000
2020	91,000
2021	72,000
Thereafter	375,500

NOTE 3.  Income Taxes

No income tax benefit was recognized on losses reported for the years presented due to uncertainty of realization. In fiscal 2011, the Company provided a valuation allowance against its deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on subsequent reported pretax losses.

A reconciliation of the U.S. statutory tax rate to the Company’s effective tax rate follows:

	2016		2015
	Amount	Percent	Amount	Percent
U.S. statutory tax	$(4,343,000)	(34.0)%	$(1,774,000)	(34.0)%
Increase in valuation allowance	2,318,000	18.1	1,420,000	27.2
Goodwill writedown	2,046,000	16.0	—	—
Foreign tax rate differences	—	—	281,000	5.4
Permanent differences	45,000	0.4	53,000	1.0
State tax, net of federal benefit	(119,000)	(0.9)	(105,000)	(2.0)
Other, net	53,000	0.4	125,000	2.4
Effective tax rate	$—	—%	$—	—%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at September 30, 2016 and 2015 are presented below:

	2016	2015
Deferred tax assets:
Inventories	$1,558,000	$1,627,000
Accrued compensation	528,000	753,000
Warranty accrual	244,000	244,000
Depreciation	98,000	115,000
Allowance for doubtful accounts receivable	337,000	342,000
Unearned revenue	205,000	346,000
U.S. net operating loss carryforwards	7,223,000	5,383,000
Foreign net operating loss carryforwards	1,575,000	1,575,000
Tax credits	989,000	989,000
Other	724,000	590,000
Gross deferred tax assets	13,481,000	11,964,000
Deferred tax liabilities:
Intangibles	—	798,000
Other	56,000	59,000
Gross deferred tax liabilities	56,000	857,000
Total deferred tax assets and liabilities	13,425,000	11,107,000
Less valuation allowance	(13,425,000)	(11,107,000)
Net deferred tax assets and liabilities	$—	$—

Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which a tax benefit has been recorded in the income statement. As of September 30, 2016, there were no undistributed earnings of foreign subsidiaries.

The Company provides for a valuation allowance against its deferred tax assets due to the uncertainty of future realization. The full valuation allowance is determined to be appropriate due to the Company's operating losses since fiscal year 2010 and the inherent uncertainties of predicting future operating results in periods over which such net tax differences become deductible.

Pretax domestic loss amounted to approximately $(12,441,000) and ($3,947,000) in fiscal years 2016 and 2015, respectively.  Pretax foreign loss amounted to approximately ($333,000) and ($1,271,000) in fiscal years 2016 and 2015, respectively. The Company has U.S. and foreign net operating loss carryforwards (NOLs) of approximately $19.5 million and $6.9 million, respectively, available to offset future taxable income. Such NOLs can be carried forward over periods through September 30, 2036 in the U.S. and indefinitely in foreign jurisdictions. On August 29, 2014, the Company merged with IQinVision, Inc. In connection with this merger, the Company's ability to utilize pre-merger net operating losses and tax credit carryforwards in the future is subject to certain limitations pursuant to Section 382 of the Internal Revenue Code. The annual limitation on utilization of the Company's U.S. net operating loss carryforwards is presently estimated at $500,000.

The Company follows the provisions of ASC 740 as it relates to uncertain tax positions. Unrecognized tax benefits activity for the years ended September 30, 2016 and 2015 is summarized below:

	2016	2015
Beginning balance	$45,000	$45,000
Additions (reductions) based on tax positions related to prior years
	—	—
Additions (reductions) based on tax positions related to the current year
	—	—
Ending balance	$45,000	$45,000

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  At September 30, 2016 and 2015, there was no accrued net interest and penalties related to tax positions taken or to be taken on the Company’s tax returns and recorded as part of the reserves for uncertain tax positions.  The Company files U.S. Federal and State income tax returns and foreign tax returns in the United Kingdom, Germany and Israel.  The Company is generally no longer subject to tax examinations for fiscal years prior to 2013 in the U.S. and 2010 in the U.K., Germany and Israel.

NOTE 4.  Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss balances at September 30, 2016 and 2015 consisted of the following:

	2016	2015
Foreign currency translation adjustment	$(528,716)	$(276,998)
Unrealized loss on marketable securities	(135)	(308)
Accumulated other comprehensive loss	$(528,851)	$(277,306)

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

Net sales and long-lived assets related to operations in the United States and other foreign countries for the fiscal years ended September 30, 2016 and 2015 are as follows:

	2016	2015
Net sales
U.S.	$27,534,522	$35,696,491
Foreign	8,225,129	9,187,524
Total	$35,759,651	$44,884,015
Long-lived assets
U.S.	$1,466,822	$10,201,358
Foreign	159,861	112,725
Total	$1,626,683	$10,314,083

U.S. sales include $4,062,421 and $3,426,346 for export in fiscal years 2016 and 2015, respectively.  Foreign sales principally represent sales from the Company’s Europe based subsidiaries.

NOTE 6.  Long-Term Equity Incentive Plans

The Company maintains stock incentive plans that provide for the grant of incentive and non-qualified options, stock appreciation rights ("SARs") and common stock awards covering a total of 859,741 shares of common stock reserved for issuance to key employees, including officers and directors, as of September 30, 2016. All options and SARs are issued at fair market value at the grant date and are exercisable in varying installments according to the plans.  SARs provide the holder the right to receive, upon exercise, the excess of the exercise date fair market value over the grant date fair market value of a share of the Company's common stock in the form of equivalent shares of common stock at market value, cash or a combination of both. The plans allow for the payment of option exercises through the surrender of previously owned mature shares based on the fair market value of such shares at the date of surrender.  Such surrendering of mature shares by holders results in an increase to treasury stock based on the stock price on date of surrender.  There were 166,579 options and SARs available for grant under these plans at September 30, 2016.

Changes in outstanding stock options for the two years ended September 30, 2016 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at September 30, 2014	763,834	$4.31
Options granted	123,000	$1.49
Options exercised	(110,127)	$0.44
Options forfeited	(236,939)	$3.56
Outstanding at September 30, 2015	539,768	$3.36
Options granted	40,000	$1.33
Options exercised	(11,782)	$0.44
Options forfeited	(31,756)	$2.83
Outstanding at September 30, 2016	536,230	$3.31	4.3	$—
Exercisable at September 30, 2016	393,704	$3.92	3.2	$—

The weighted-average grant date fair value of options granted during the years ended September 30, 2016 and 2015 was $0.88 and $0.94, respectively. As of September 30, 2016, there was $93,174 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.3 years.

Changes in outstanding SARs for the two years ended September 30, 2016 are as follows:

	Number of SARs	Weighted Average Base Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at September 30, 2014	262,586	3.11
SARs granted	—	—
SARs exercised	—	—
SARs forfeited	(161,592)	3.15
Outstanding at September 30, 2015	100,994	$3.05
SARs granted	—	—
SARs exercised	—	—
SARs forfeited	(20,198)	$2.93
Outstanding at September 30, 2016	80,796	$3.08	1.3	—
Exercisable at September 30, 2016	80,796	$3.08	1.3	—

As of September 30, 2016, there was no unrecognized compensation cost related to nonvested SARs.

NOTE 7.  Loss Per Share

The following table provides the components of the basic and diluted loss per share (EPS) computations:

	2016	2015
Basic EPS Computation
Net loss	$(12,773,984)	$(5,218,302)
Weighted average shares outstanding	9,341,030	9,152,509
Basic loss per share	$(1.37)	$(.57)

Diluted EPS Computation
Net loss	$(12,773,984)	$(5,218,302)
Weighted average shares outstanding	9,341,030	9,152,509
Stock options	—	—
Stock compensation arrangements	—	—
Diluted shares outstanding	9,341,030	9,152,509
Diluted loss per share	$(1.37)	$(.57)

For fiscal years 2016 and 2015, all outstanding stock options and shares issuable under stock compensation arrangements totaling 623,587 and 657,082 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive. The actual effect of these stock options and shares, if any, on the diluted earnings per share calculation will vary significantly depending on fluctuations in the market price of the Company's stock.

NOTE 8.  Commitments and Contingencies

The Company leases vehicles and occupies certain facilities under operating leases that expire at various dates through 2020.  The leases, which cover periods from three to eight years, generally provide for renewal options at specified rental amounts.  The aggregate operating lease commitment at September 30, 2016 was $2,049,000 with minimum rentals for the fiscal years shown as follows: 2017 - $843,000; 2018 - $620,000; 2019 - $428,000; and 2020 - $158,000. Rent expense for fiscal 2016 and 2015 was approximately $690,020 and $585,776, respectively.

The Company is a party to employment agreements with certain of its officers that provide for, among other things, the payment of compensation if there is a change in control without Board of Director approval (as defined in the agreements).  The contingent liability under such change in control provisions at September 30, 2016 would have been approximately $1.6 million.  Certain of the Company’s employment agreements with its officers provide for a severance/retirement benefit upon certain occurrences or at a specified date of retirement, absent a change in control, aggregating $1.0 million at September 30, 2016.  The Company is amortizing such obligation to expense on the straight-line method through the specified dates of retirement.  Such expense amounted to approximately $38,000 and $50,000 in fiscal 2016 and 2015, respectively. In addition, at September 30, 2016, the Company was obligated to pay $40,000 of severance liabilities to a former officer pursuant to a separation of services agreement.

The Company has an agreement with an officer to provide a deferred compensation benefit in the form of 6,561 shares of common stock.  Such shares vest upon retirement or earlier under certain occurrences including death, involuntary termination or a change in control of the Company.  The market value of such shares approximated $20,000 at the date of grant, which is being amortized on the straight-line method through the specified date of retirement.

NOTE 9.  Operating Facilities Sales

In March 2015, the Company closed on the sale of its former headquarters facility in Edgewood (Brentwood), New York, receiving net proceeds of approximately $3.3 million. In January 2016, the Company sold its United Kingdom based operating facility at a gross sales price of $1.5 million. The facility was classified as an asset held for sale in the accompanying consolidated balance sheets as of September 30, 2015. A gain of approximately $785,000 was recognized on the sale in the March 31, 2016 quarter after factoring in selling and transaction costs.

NOTE 10. Credit Agreement

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

On August 18, 2016, the Company entered into an Amended and Restated Credit Agreement (the “Amended Agreement”) with NIL Funding Corporation which increased the $3 million revolving line of credit to $6 million. This facility, as amended, matures on October 2, 2018 and consists of two credit lines of $4 million and $2 million which bear interest at rates of 6.95% per annum and 8.25% per annum, respectively. The $4 million line of credit is subject to a borrowing formula based upon eligible accounts receivable. The Amended Agreement also provides for an initial commitment fee of $60,000, which was paid at closing, as well as an unused commitment fee equal to .5% per annum. The Amended Agreement includes a financial covenant that requires the Company to maintain a specified minimum tangible net worth, as defined, and is otherwise substantially similar to the original Agreement with NIL Funding Corporation. At September 30, 2016, the Company was in compliance with this covenant. As of September 30, 2016, outstanding borrowings under the Amended Agreement were $1,750,000.

NOTE 11. Restructuring Charges

Pursuant to the August 29, 2014 IQinVision merger, the Company initiated certain integration and restructuring activities pursuant to an approved plan (the "Plan"). The Company recognized $572,913 of severance charges in fiscal 2015 in connection with the Plan pursuant to notification of termination benefits.

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

Such restructuring amounts were reported in the Company's consolidated statement of operations for fiscal 2015 as follows:

2015
Cost of goods sold	—
Operating expense	572,913
Total restructuring charges	$572,913

NOTE 12. Related Party Transactions

Shezhen Infinova Limited (Infinova), a Chinese corporation which owns shares of the Company as of September 30, 2016, began serving as a contract manufacturer to the Company for certain of its products in fiscal 2016. In fiscal 2016, the Company procured approximately $2.0 million of products from Infinova. Sales of Vicon products to Infinova were $496,000 in 2016. At September 30, 2016, the Company owed $427,000 to Infinova and Infinova owed $14,000 to the Company resulting from purchases and sales of products.

The Company has entered into a Credit Agreement with NIL Funding Corporation, which is an affiliate of The InterTech Group. The Chairman of the Company’s Board of Directors, Julian A. Tiedemann, serves as the Executive Vice President and Chief Operating Officer of The InterTech Group (see Note 10. Credit Agreement for further information).

NOTE 13:  Recent Accounting Pronouncements

In May 2014, the FASB issued guidance on revenue from contracts with customers. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved, in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. This guidance permits the use of either the retrospective or cumulative effect transition method and is effective for the Company beginning in 2019; early adoption is not permitted prior to 2018. The Company is currently in the initial stages of evaluating the effect of implementing this guidance.

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

In March 2016, the FASB issued guidance on simplifying several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance requires a mix of prospective, modified retrospective, and retrospective transition to all annual and interim periods presented and is effective for the Company beginning in fiscal 2018. The Company is currently in the initial stages of evaluating the effect of implementing this guidance.

NOTE 14. Going Concern and Liquidity

The accompanying financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future and, thus, do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary if the Company is unable to continue as a going concern. However, the Company's ability to continue as a going concern is dependent upon generating profitable operations in the future and obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.
The Company continues to incur operating losses due to decreased revenue levels and ongoing strategic investments. Since 2012, the Company has made a significant investment in the development of a completely new, and strategically critical, video management system (VMS). The first release of this product offering was launched in January 2017 and is ultimately expected to significantly enhance the Company’s market competitiveness. The funding of this major development effort has contributed to the ongoing operating losses and depletion of cash reserves. The Company has also encountered issues with certain of its camera offerings that have negatively impacted its revenues during the last six months. Although these issues have been substantially resolved, their market impact may linger into fiscal 2017. In response, the Company phased in material operating expense reductions over the course of the past several years and will consider further cost cutting measures during the upcoming year. However, the Company intends to continue funding the development of its new VMS platform and rebuild its market channels.
At September 30, 2016, the Company had $2.0 million of cash reserves and $4.25 million of borrowings available under the Credit Agreement described below, which is subject in part to a borrowing-base formula. Cash losses over the past several years have been financed in part by the sale of the Company’s two principal operating facilities and ongoing management of working capital levels. During fiscal 2016, the Company entered into a Credit Agreement that was subsequently amended and restated in August 2016. This Agreement currently consists of two credit lines totaling $6 million that mature in October 2018 (see Note 10 - Credit Agreement). The Company presently expects to continue to draw on its credit facility to finance its near term working capital needs. In addition, the Company is currently seeking additional funding sources and evaluating strategic alternatives to finance its aggressive product development roadmap and growth initiatives over the upcoming twelve month period. Since there are no guarantees that such plans will be successful and that the Company will have sufficient available cash to sustain its operations through the next twelve month period, there is substantial doubt about the Company's ability to continue as a going concern.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICON INDUSTRIES, INC.

By /s/ John M. Badke
John M. Badke
Chief Executive Officer and
Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

January 13, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

VICON INDUSTRIES, INC.

/s/ Julian A. Tiedemann		January 13, 2017
Julian A. Tiedemann	Chairman of the Board of Directors	Date

/s/ Arthur D. Roche		January 13, 2017
Arthur D. Roche	Director	Date

/s/ Steven E. Walin		January 13, 2017
Steven E. Walin	Director	Date

/s/ Warren J. White		January 13, 2017
Warren J. White	Director	Date