Form 10-Q
period 2016-12-31
VICON INDUSTRIES INC /NY/
filed 2017-02-21
CIK 310056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016

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
Yes ☐ No ☒

At February 14, 2017, the registrant had outstanding 9,348,388 shares of Common Stock, $.01 par value.

VICON INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VICON INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	12/31/2016	12/31/2015

Net sales	$6,604,978	$10,880,556
Cost of sales	4,032,819	6,609,381
Gross profit	2,572,159	4,271,175

Operating expenses:
Selling, general and administrative expense	2,680,857	3,930,151
Engineering and development expense	1,139,976	1,318,396
	3,820,833	5,248,547

Operating loss	(1,248,674)	(977,372)

Other income (expense):
Interest income	233	164
Interest expense	(53,568)	—

Loss before income taxes	(1,302,009)	(977,208)

Income tax expense	—	—

Net loss	$(1,302,009)	$(977,208)

Loss per share:
Basic	$(.14)	$(.10)

Diluted	$(.14)	$(.10)

Weighted average shares outstanding:

Basic	9,348,388	9,330,779

Diluted	9,348,388	9,330,779

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended
	12/31/2016	12/31/2015
Net loss	$(1,302,009)	$(977,208)
Other comprehensive income (loss):
Unrealized loss on securities	(411)	(85)
Foreign currency translation adjustment	135,238	157,309
Other comprehensive income	134,827	157,224
Comprehensive loss	$(1,167,182)	$(819,984)

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	12/31/2016	9/30/2016
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$2,769,122	$1,954,422
Marketable securities	13,299	13,545
Accounts receivable, net	4,765,625	6,158,504
Inventories:
Parts, components, and materials	1,230,357	1,432,135
Work-in-process	1,144,823	812,455
Finished products	4,855,177	4,745,660
	7,230,357	6,990,250
Prepaid expenses and other current assets	500,357	572,440
TOTAL CURRENT ASSETS	15,278,760	15,689,161

Property, plant and equipment	5,861,178	5,865,969
Less accumulated depreciation and amortization	(5,365,579)	(5,345,786)
	495,599	520,183
Intangible assets, net	1,039,500	1,106,500
Other assets	736,338	761,865
TOTAL ASSETS	$17,550,197	$18,077,709

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	3,204,081	$2,551,080
Accrued compensation and employee benefits	1,774,003	1,701,103
Accrued expenses	1,319,293	1,472,272
Unearned revenue	548,231	476,565
TOTAL CURRENT LIABILITIES	6,845,608	6,201,020

Revolving credit borrowings	1,750,000	1,750,000
Unearned revenue - non current	69,585	76,950
Other long-term liabilities	1,512,499	1,522,825
TOTAL LIABILITIES	10,177,692	9,550,795
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, par value $.01 per share authorized - 25,000,000 shares issued - 10,044,827 shares	100,448	100,448
Capital in excess of par value	40,530,692	40,517,919
Accumulated deficit	(29,426,968)	(28,124,959)
Treasury stock at cost, 696,439 shares	(3,437,643)	(3,437,643)
Accumulated other comprehensive loss	(394,024)	(528,851)
TOTAL SHAREHOLDERS’ EQUITY	7,372,505	8,526,914
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,550,197	$18,077,709

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	12/31/2016	12/31/2015
Cash flows from operating activities:
Net loss	$(1,302,009)	$(977,208)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	128,322	215,409
Amortization of deferred compensation	373	373
Stock compensation expense	12,399	153,198
Change in assets and liabilities:
Accounts receivable, net	1,296,548	864,267
Inventories, net	(312,261)	269,717
Prepaid expenses and other current assets	62,766	(78,812)
Other assets	25,526	(2,685)
Accounts payable	676,549	(182,058)
Accrued compensation and employee benefits	78,803	(287,007)
Accrued expenses	(146,777)	(34,741)
Unearned revenue	64,301	(413,916)
Other liabilities	(6,520)	(28,261)
Net cash provided by (used in) operating activities	578,020	(501,724)

Cash flows from investing activities:
Net increase in marketable securities	(165)	(83)
Capital expenditures	(42,605)	(48,963)
Net cash used in investing activities	(42,770)	(49,046)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	5,184
Net cash provided by financing activities	—	5,184
Effect of exchange rate changes on cash	279,450	223,469

Net increase (decrease) in cash	814,700	(322,117)
Cash and cash equivalents at beginning of year	1,954,422	2,390,409
Cash and cash equivalents at end of period	$2,769,122	$2,068,292

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2016

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2017.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2016.

Note 2:  Marketable Securities

Marketable securities consist of mutual fund investments principally in federal, state and local government debt securities of $13,299 as of December 31, 2016.  Such mutual fund investments are stated at market value based on quoted market prices (Level 1 inputs) and are classified as available-for-sale under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320, with unrealized gains and losses reported in accumulated other comprehensive loss as a component of shareholders’ equity. The cost of such securities at December 31, 2016 was $13,845, with $546 of cumulative unrealized losses reported at December 31, 2016.

Note 3:  Accounts Receivable

Accounts receivable is stated net of an allowance for uncollectible accounts of $1,065,000 and $1,069,000 as of December 31, 2016 and September 30, 2016, respectively.

Note 4:  Loss per Share

Basic loss per share (EPS) is computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options and under deferred compensation agreements.

The following tables provide the components of the basic and diluted EPS computations for the three month periods ended December 31, 2016 and 2015:

	Three Months Ended
	December 31,
	2016	2015
Basic EPS Computation
Net loss	$(1,302,009)	$(977,208)
Weighted average shares outstanding	9,348,388	9,330,779
Basic loss per share	$(.14)	$(.10)

	Three Months Ended
	December 31,
	2016	2015
Diluted EPS Computation
Net loss	$(1,302,009)	$(977,208)

Weighted average shares outstanding	9,348,388	9,330,779
Stock options	—	—
Stock compensation arrangements	—	—
Diluted shares outstanding	9,348,388	9,330,779

Diluted loss per share	$(.14)	$(.10)

For the for the three month periods ended December 31, 2016 and 2015, all outstanding stock options and shares issuable under stock compensation arrangements totaling 623,587 and 670,300 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive. The actual effect of these stock options and shares, if any, on the diluted earnings per share calculation will vary significantly depending on fluctuations in the market price of the Company's stock.

Note 5:   Accumulated Other Comprehensive Loss

The Company's accumulated other comprehensive loss balances at December 31, 2016 and September 30, 2016 consisted of the following:

	December 31, 2016	September 30, 2016
Foreign currency translation adjustment	$(393,478)	$(528,716)
Unrealized loss on marketable securities	(546)	(135)
Accumulated other comprehensive loss	$(394,024)	$(528,851)

Note 6:   Intangible Assets

The components and estimated useful lives of intangible assets as of December 31, 2016 and September 30, 2016 are stated below. Amortization is provided on a straight line method, or in the case of customer relationships, on an accelerated method, over the following estimated useful lives:

	December 31, 2016		September 30, 2016
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Estimated Useful Life
Definite-lived intangibles:
Customer relationships	910,000	427,833	910,000	371,833	7 years
Tradenames	660,000	102,667	660,000	91,667	15 years
	$1,570,000	$530,500	$1,570,000	$463,500

Amortization expense was $67,000 and $129,250 for the three month periods ended December 31, 2016 and 2015, respectively.

Future amortization expense for intangible assets over the next five years ending September 30 and thereafter is summarized as follows:

Fiscal Year	Amount
Remainder of 2017	$201,000
2018	177,000
2019	123,000
2020	91,000
2021	72,000
Thereafter	$375,500

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

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their grant date fair values and over the requisite service period.  For the three month periods ended December 31, 2016 and 2015, the Company recorded non-cash compensation expense of $12,399 and $153,198, respectively ($.00 and $.02 per basic and diluted share, respectively), relating to stock compensation.

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

Note 9:  Income Taxes

Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which a tax benefit has been recorded in the income statement. The Company has a valuation allowance against its deferred tax assets due to the uncertainty of future realization. The full valuation allowance is determined to be appropriate due to the Company's operating losses since fiscal year 2010 and the inherent uncertainties of predicting future operating results in periods over which such net tax differences become deductible. At September 30, 2016, the Company had $13.4 million of unrecognized net deferred tax assets available, which includes approximately $8.8 million of tax effected U.S. and foreign net operating loss carryforwards. On August 29, 2014, the Company merged with IQinVision, Inc. In connection with this merger, the Company's ability to utilize pre-merger net operating losses and tax credit carryforwards in the future is subject to certain limitations pursuant to Section 382 of the Internal Revenue Code. The annual limitation on utilization of the Company's U.S. net operating loss carryforwards is presently estimated at $500,000.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  The Company files U.S. Federal and State income tax returns and foreign tax returns in the United Kingdom, Germany and Israel.  The Company is generally no longer subject to tax examinations in such jurisdictions for fiscal years prior to 2013 in the U.S. and 2010 in the U.K., Germany and Israel.

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

Changes in the Company's warranty liability (included in accrued expenses) for the three month periods ended December 31, 2016 and 2015 were as follows:

	Three Months Ended December 31,
	2016	2015
Balance at beginning of period	$650,000	$650,000
Provision for warranties	114,000	108,000
Expenses incurred	(114,000)	(108,000)
Balance at end of period	$650,000	$650,000

Note 12: Credit Agreement

On March 4, 2016, the Company entered into a Credit Agreement (the “Agreement”) with NIL Funding Corporation to provide a $3 million revolving line of credit for working capital purposes. The Agreement provides for a borrowing formula based upon eligible accounts receivable and is secured by a first priority security interest in substantially all of the Company’s assets. Borrowings under the Agreement bear interest at a rate of 6.75% per annum. The Agreement also provides for an unused commitment fee equal to .5% per annum. The Agreement includes provisions that are customarily found in similar financing agreements, but does not include any financial covenants. NIL Funding Corporation is an affiliate of The InterTech Group, whose Executive Vice President and Chief Operating Officer, Julian A. Tiedemann, serves as the Chairman of the Company’s Board of Directors.

On August 18, 2016, the Company entered into an Amended and Restated Credit Agreement (the “Amended Agreement”) with NIL Funding Corporation which increased the $3 million revolving line of credit to $6 million. This facility, as amended, matures on October 2, 2018 and consists of two credit lines of $4 million and $2 million which bear interest at rates of 6.95% per annum and 8.25% per annum, respectively. The $4 million line of credit is subject to a borrowing formula based upon eligible accounts receivable. The Amended Agreement also provides for an initial commitment fee of $60,000, which was paid at closing, as well as an unused commitment fee equal to .5% per annum. The Amended Agreement includes a financial covenant that requires the Company to maintain a specified minimum tangible net worth, as defined, and is otherwise substantially similar to the original Agreement with NIL Funding Corporation. At December 31, 2016, the Company was in compliance with this covenant. As of December 31, 2016, outstanding borrowings under the Amended Agreement were $1,750,000.

NOTE 13. Going Concern and Liquidity

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
The Company continues to incur operating losses due to decreased revenue levels and ongoing strategic investments. Since 2012, the Company has made a significant investment in the development of a completely new, and strategically critical, video management system (VMS). The first release of this product offering was launched in January 2017 and is ultimately expected to significantly enhance the Company’s market competitiveness. The funding of this major development effort has contributed to the ongoing operating losses and depletion of cash reserves. The Company has also encountered issues with certain of its camera offerings that have negatively impacted its revenues during the last nine months. Although these issues have been substantially resolved, their market impact has lingered into fiscal 2017. In response, the Company phased in material operating expense reductions over the course of the past several years and will consider further cost cutting measures throughout the remainder of the fiscal year. However, the Company intends to continue funding the development of its new VMS platform and rebuilding its market channels.
At December 31, 2016, the Company had $2.8 million of cash reserves and a maximum of $4.25 million of borrowings available under the Credit Agreement described above, which is subject in part to a borrowing-base formula. Cash losses over the past several years have been financed in part by the sale of the Company’s two principal operating facilities and ongoing management of working capital levels. The Company expects to continue to draw on its credit facility to finance its near term working capital needs. In addition, the Company is currently seeking additional funding sources and evaluating strategic alternatives to finance its aggressive product development roadmap and growth initiatives over the upcoming twelve month period. Since there are no guarantees that such plans will be successful and that the Company will have sufficient available cash to sustain its operations through the next twelve month period, there is substantial doubt about the Company's ability to continue as a going concern.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements for the periods indicated, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, product warranties, inventories, long lived and intangible assets, income taxes and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors including general market conditions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Results for the periods reported herein are not necessarily indicative of results that may be expected in future periods.

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

The Company has a foreign sales and distribution subsidiary in Europe that conducts certain of its business in British pounds and Euros that represented approximately 23% of the Company’s consolidated sales for fiscal 2016. It also has an Israel based engineering and development subsidiary that incurs a majority of its operating expenses in Shekels that represented approximately 14% of the Company’s operating expenses for fiscal 2016. Changes in these local foreign currency exchange rates could have a direct impact on the Company's reported financial position and results.

Results of Operations
Three Months Ended December 31, 2016 Compared with December 31, 2015

Net sales for the quarter ended December 31, 2016 decreased by $4.3 million (39%) to $6.6 million compared with $10.9 million in the year ago period. Sales in the Americas decreased $3.0 million (35%) to $5.5 million compared with $8.5 million in the year ago period, while Europe, Middle East and Africa (EMEA) sales decreased $1.3 million (56%) to $1.1 million compared with $2.4 million in the year ago period. Order intake for the quarter ended December 31, 2016 decreased by $5.9 million (51%) to $5.8 million compared with $11.7 million in the year ago period. Americas order intake decreased by $4.6 million (49%) to $4.8 million compared with $9.4 million in the year ago period, while EMEA order intake decreased $1.3 million (57%) to $1.0 million compared with $2.3 million in the year ago period. The backlog of unfilled orders was $907,000 at December 31, 2016 compared with $1.7 million at September 30, 2016. The Company's market share continued to be impacted by its reliance upon a legacy product offering as well as past camera line production issues that have since been resolved. Scheduled new core product launches during the remainder of fiscal 2017 are expected to significantly improve the Company's market competitiveness.

Gross profit margins were 38.9% for the quarter ended December 31, 2016 compared with 39.3% in the year ago period. Excluding the impacts of largely fixed production overhead costs relative to reduced sales, current quarter margins increased by 1.6% as compared with the year ago period.

Operating expenses for the first quarter of fiscal 2017 decreased $1.4 million to $3.8 million compared with $5.2 million for the year ago period. Selling, general and administrative (SG&A) expenses for the current quarter decreased $1.2 million to $2.7 million compared with $3.9 million in the year ago period. Such decreases included the effects of planned staff and other cost reduction initiatives necessitated by lower revenue expectations. Engineering and development expenses decreased $178,000 to $1.1 million for the current quarter compared with $1.3 million for the year ago period as the Company continued investing in its new video management system platform.

The Company incurred an operating loss of $1.2 million for the first quarter of fiscal 2017 compared with an operating loss of $977,000 in the year ago period.

The Company incurred interest expense of $54,000 for the first quarter of fiscal 2017 relating to borrowings under its revolving credit agreement.

The Company provides for a valuation allowance against its deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on reported pretax losses for both periods (see Note 9: Income Taxes).

As a result of the foregoing, the Company reported a net loss of $1.3 million for the first quarter of fiscal 2017 compared with a net loss of $977,000 in the year ago period.

Liquidity and Capital Resources

Net cash provided by operating activities was $578,000 for the first quarter of fiscal 2017. Cash generated by a $1.3 million decrease in accounts receivable and a $609,0000 increase in trade and accrued liabilities were offset in part by a $1.2 million reported net loss exclusive of non-cash charges. Net cash used in investing activities was $43,000 for the first quarter of fiscal 2017 consisting principally of capital expenditures. As a result of the foregoing, cash (exclusive of marketable securities) increased by $815,000 for the first quarter of fiscal 2017 after the effect of exchange rate changes on the cash position of the Company.

The Company continues to incur operating losses due to decreased revenue levels and ongoing strategic investments. Since 2012, the Company has made a significant investment in the development of a completely new, and strategically critical, video management system (VMS). The first release of this product offering was launched in January 2017 and is ultimately expected to significantly enhance the Company’s market competitiveness. The funding of this major development effort has contributed to the ongoing operating losses and depletion of cash reserves. The Company has also encountered issues with certain of its camera offerings that have negatively impacted its revenues during the last nine months. Although these issues have been substantially resolved, their market impact has lingered into fiscal 2017. In response, the Company phased in material operating expense reductions over the course of the past several years and will consider further cost cutting measures throughout the remainder of the fiscal year. However, the Company intends to continue funding the development of its new VMS platform and rebuilding its market channels.
At December 31, 2016, the Company had $2.8 million of cash reserves and a maximum of $4.25 million of borrowings available under the Credit Agreement described below, which is subject in part to a borrowing-base formula. Cash losses over the past several years have been financed in part by the sale of the Company’s two principal operating facilities and ongoing management of working capital levels. During fiscal 2016, the Company entered into a Credit Agreement that was subsequently amended and restated in August 2016. This Agreement currently consists of two credit lines totaling $6 million that mature in October 2018 (see Note 12 - Credit Agreement). The Company expects to continue to draw on its credit facility to finance its near term working capital needs. In addition, the Company is currently seeking additional funding sources and evaluating strategic alternatives to finance its aggressive product development roadmap and growth initiatives over the upcoming twelve month period. Since there are no guarantees that such plans will be successful and that the Company will have sufficient available cash to sustain its operations through the next twelve month period, there is substantial doubt about the Company's ability to continue as a going concern.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a material effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The Company's significant accounting policies are fully described in Note 1 to the Company's consolidated financial statements included in its September 30, 2016 Annual Report on Form 10-K.  Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

February 21, 2017

/s/ John M. Badke
John M. Badke
Chief Executive Officer and
Chief Financial Officer