Form 10-Q
period 2017-03-31
VICON INDUSTRIES INC /NY/
filed 2017-05-15
CIK 310056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At May 9, 2017, the registrant had outstanding 9,348,388 shares of Common Stock, $.01 par value.

VICON INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VICON INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	3/31/2017	3/31/2016	3/31/2017	3/31/2016

Net sales	$6,003,382	$7,998,124	$12,608,360	$18,878,680
Cost of sales	3,757,137	5,359,153	7,789,956	11,968,535
Gross profit	2,246,245	2,638,971	4,818,404	6,910,145

Operating expenses:
Selling, general and administrative expense	2,801,538	3,726,200	5,482,395	7,656,350
Engineering and development expense	1,289,475	1,339,658	2,429,451	2,658,054
Goodwill writedown	—	6,016,469	—	6,016,469
	4,091,013	11,082,327	7,911,846	16,330,873

Operating loss	(1,844,768)	(8,443,356)	(3,093,442)	(9,420,728)

Other income (expense):
Gain on sale of building	—	784,896	—	784,896
Interest income	170	160	403	324
Interest expense	(58,503)	—	(112,071)	—

Loss before income taxes	(1,903,101)	(7,658,300)	(3,205,110)	(8,635,508)

Income tax expense	—	—	—	—

Net loss	$(1,903,101)	$(7,658,300)	$(3,205,110)	$(8,635,508)

Loss per share:
Basic	$(.20)	$(.82)	$(.34)	$(.92)

Diluted	$(.20)	$(.82)	$(.34)	$(.92)

Weighted average shares outstanding:

Basic	9,348,388	9,341,038	9,348,388	9,335,880

Diluted	9,348,388	9,341,038	9,348,388	9,335,880

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	3/31/2017	3/31/2016	3/31/2017	3/31/2016
Net loss	$(1,903,101)	$(7,658,300)	$(3,205,110)	$(8,635,508)
Other comprehensive income (loss):
Unrealized gain (loss) on securities	(38)	159	(449)	74
Foreign currency translation adjustment	140,932	(184,391)	276,170	(27,082)
Other comprehensive income (loss)	140,894	(184,232)	275,721	(27,008)
Comprehensive loss	$(1,762,207)	$(7,842,532)	$(2,929,389)	$(8,662,516)

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	3/31/2017	9/30/2016
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$2,072,588	$1,954,422
Marketable securities	13,343	13,545
Accounts receivable, net	4,486,792	6,158,504
Inventories:
Parts, components, and materials	1,042,123	1,432,135
Work-in-process	1,418,521	812,455
Finished products	4,882,182	4,745,660
	7,342,826	6,990,250
Prepaid expenses and other current assets	551,616	572,440
TOTAL CURRENT ASSETS	14,467,165	15,689,161

Property, plant and equipment	5,928,340	5,865,969
Less accumulated depreciation and amortization	(5,442,739)	(5,345,786)
	485,601	520,183
Intangible assets, net	972,500	1,106,500
Other assets	769,457	761,865
TOTAL ASSETS	$16,694,723	$18,077,709

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,239,518	$2,551,080
Accrued compensation and employee benefits	1,767,365	1,701,103
Accrued expenses	1,303,826	1,472,272
Unearned revenue	355,592	476,565
TOTAL CURRENT LIABILITIES	6,666,301	6,201,020

Revolving credit borrowings	2,750,000	1,750,000
Unearned revenue - non current	95,728	76,950
Other long-term liabilities	1,560,637	1,522,825
TOTAL LIABILITIES	11,072,666	9,550,795
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, par value $.01 per share authorized - 25,000,000 shares issued - 10,044,827 shares	100,448	100,448
Capital in excess of par value	40,542,451	40,517,919
Accumulated deficit	(31,330,069)	(28,124,959)
Treasury stock at cost, 696,439 shares	(3,437,643)	(3,437,643)
Accumulated other comprehensive loss	(253,130)	(528,851)
TOTAL SHAREHOLDERS’ EQUITY	5,622,057	8,526,914
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,694,723	$18,077,709

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	3/31/2017	3/31/2016
Cash flows from operating activities:
Net loss	$(3,205,110)	$(8,635,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	—	6,016,469
Gain on sale of building	—	(784,896)
Depreciation and amortization	258,773	425,565
Amortization of deferred compensation	738	742
Stock compensation expense	23,794	298,778
Change in assets and liabilities:
Accounts receivable, net	1,592,307	4,407,978
Inventories, net	(401,213)	(623,947)
Prepaid expenses and other current assets	14,886	(271,183)
Other assets	(7,593)	(23,840)
Accounts payable	707,076	(1,073,879)
Accrued compensation and employee benefits	70,627	(796,443)
Accrued expenses	(163,235)	(233,268)
Unearned revenue	(102,195)	(507,389)
Other liabilities	40,327	11,443
Net cash used in operating activities	(1,170,818)	(1,789,378)

Cash flows from investing activities:
Proceeds from sale of building, net	—	1,512,320
Net increase in marketable securities	(247)	(173)
Capital expenditures	(94,371)	(112,619)
Net cash provided by (used in) investing activities	(94,618)	1,399,528

Cash flows from financing activities:
Revolving credit borrowings	1,000,000	—
Proceeds from exercise of stock options	—	5,184
Net cash provided by financing activities	1,000,000	5,184
Effect of exchange rate changes on cash	383,602	165,767

Net increase (decrease) in cash	118,166	(218,899)
Cash and cash equivalents at beginning of year	1,954,422	2,390,409
Cash and cash equivalents at end of period	$2,072,588	$2,171,510

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2017.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2016.

Note 2:  Marketable Securities

Marketable securities consist of mutual fund investments principally in federal, state and local government debt securities of $13,343 as of March 31, 2017.  Such mutual fund investments are stated at market value based on quoted market prices (Level 1 inputs) and are classified as available-for-sale under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320, with unrealized gains and losses reported in accumulated other comprehensive loss as a component of shareholders’ equity. The cost of such securities at March 31, 2017 was $13,927, with $584 of cumulative unrealized losses reported at March 31, 2017.

Note 3:  Accounts Receivable

Accounts receivable is stated net of an allowance for uncollectible accounts of $1,025,000 and $1,069,000 as of March 31, 2017 and September 30, 2016, respectively.

Note 4:  Loss per Share

Basic loss per share (EPS) is computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options and under deferred compensation agreements.

The following tables provide the components of the basic and diluted EPS computations for the three and six month periods ended March 31, 2017 and 2016:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Basic EPS Computation
Net loss	$(1,903,101)	$(7,658,300)	$(3,205,110)	$(8,635,508)
Weighted average shares outstanding	9,348,388	9,341,038	9,348,388	9,335,880
Basic loss per share	$(.20)	$(.82)	$(.34)	$(.92)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Diluted EPS Computation
Net loss	$(1,903,101)	$(7,658,300)	$(3,205,110)	$(8,635,508)

Weighted average shares outstanding	9,348,388	9,341,038	9,348,388	9,335,880
Stock options	—	—	—	—
Stock compensation arrangements	—	—	—	—
Diluted shares outstanding	9,348,388	9,341,038	9,348,388	9,335,880

Diluted loss per share	$(.20)	$(.82)	$(.34)	$(.92)

For the for the three and six month periods ended March 31, 2017 and 2016, all outstanding stock options and shares issuable under stock compensation arrangements totaling 623,587 and 670,300 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive. The actual effect of these stock options and shares, if any, on the diluted earnings per share calculation will vary significantly depending on fluctuations in the market price of the Company's stock.

Note 5:   Accumulated Other Comprehensive Loss

The Company's accumulated other comprehensive loss balances at March 31, 2017 and September 30, 2016 consisted of the following:

	March 31, 2017	September 30, 2016
Foreign currency translation adjustment	$(252,546)	$(528,716)
Unrealized loss on marketable securities	(584)	(135)
Accumulated other comprehensive loss	$(253,130)	$(528,851)

Note 6:   Intangible Assets

The components and estimated useful lives of intangible assets as of March 31, 2017 and September 30, 2016 are stated below. Amortization is provided on a straight line method, or in the case of customer relationships, on an accelerated method, over the following estimated useful lives:

	March 31, 2017		September 30, 2016
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Estimated Useful Life
Definite-lived intangibles:
Customer relationships	$910,000	$483,833	$910,000	$371,833	7 years
Tradenames	660,000	113,667	660,000	91,667	15 years
	$1,570,000	$597,500	$1,570,000	$463,500

Amortization expense was $67,000 and $129,250 for the three month periods ended March 31, 2017 and 2016, respectively, and$134,000 and $258,500 for the six month periods ended March 31, 2017 and 2016, respectively.

Future amortization expense for intangible assets over the next five years ending September 30 and thereafter is summarized as follows:

Fiscal Year	Amount
Remainder of 2017	$134,000
2018	177,000
2019	123,000
2020	91,000
2021	72,000
Thereafter	$375,500

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

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their grant date fair values and over the requisite service period.  For the three month periods ended March 31, 2017 and 2016, the Company recorded non-cash compensation expense of $11,395 and $145,580, respectively ($.00 and $.02 per basic and diluted share, respectively), relating to stock compensation. For the six month periods ended March 31, 2017 and 2016 , the Company recorded non-cash compensation expense of $23,794 and $298,778, respectively ($.00 and $.03 per basic and diluted share, respectively), relating to stock compensation.

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

Changes in the Company's warranty liability (included in accrued expenses) for the three and six month periods ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Balance at beginning of period	$650,000	$650,000	$650,000	$650,000
Provision for warranties	102,000	110,000	216,000	218,000
Expenses incurred	(102,000)	(110,000)	(216,000)	(218,000)
Balance at end of period	$650,000	$650,000	$650,000	$650,000

Note 12: Credit Agreement

On March 4, 2016, the Company entered into a Credit Agreement (the “Agreement”) with NIL Funding Corporation to provide a $3 million revolving line of credit for working capital purposes which was subsequently amended and restated on two occasions as described below. The Agreement provides for a borrowing formula based upon eligible accounts receivable and is secured by a first priority security interest in substantially all of the Company’s assets. Borrowings under the Agreement bore interest at a rate of 6.75% per annum. The Agreement also provides for an unused commitment fee equal to .5% per annum. The Agreement includes provisions that are customarily found in similar financing agreements. NIL Funding Corporation is an affiliate of The InterTech Group, whose Executive Vice President and Chief Operating Officer, Julian A. Tiedemann, serves as the Chairman of the Company’s Board of Directors.

On August 18, 2016, the Company entered into an Amended and Restated Credit Agreement (the “Amended Agreement”) with NIL Funding Corporation which increased the $3 million revolving line of credit to $6 million. Under the Amended Agreement, the facility was to mature on October 2, 2018 and consisted of two credit lines of $4 million and $2 million which bore interest at rates of 6.95% per annum and 8.25% per annum, respectively. The $4 million line of credit was subject to a borrowing formula based upon eligible accounts receivable. The Amended Agreement also provided for an initial commitment fee of $60,000, which was paid at closing, as well as an unused commitment fee equal to .5% per annum. The Amended Agreement includes a financial covenant that requires the Company to maintain a specified minimum tangible net worth, as defined, and is otherwise substantially similar to the original Agreement with NIL Funding Corporation. At March 31, 2017, the Company was not in compliance with this covenant. As of March 31, 2017, outstanding borrowings under the Amended Agreement were $2,750,000.

On April 20, 2017, the Company entered into a Second Amended and Restated Credit Agreement (the “Second Amended Agreement”) with NIL Funding Corporation, under which only $2 million of the $6 million facility is subject to a borrowing formula, effectively providing the Company with $2 million of additional borrowing availability. The Second Amended Agreement also extends the maturity date of the credit facility to April 2, 2019, and reduces the Company’s minimum tangible net worth requirement, but is otherwise substantially similar to the Amended Agreement.

In connection with the Second Amended Agreement, NIL Funding was issued a three-year warrant to purchase 1.5 million shares of the Company's common stock at a price of $.40 per share.

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
The Company continues to incur operating losses due to decreased revenue levels and ongoing strategic investments. Since 2012, the Company has made a significant investment in the development of a completely new, and strategically critical, video management system (VMS). The first release of this product offering was launched in January 2017 and is ultimately expected to significantly enhance the Company’s market competitiveness. The funding of this major development effort has contributed to the ongoing operating losses and depletion of cash reserves. The Company has also encountered issues with certain of its camera offerings that have negatively impacted its revenues during the last twelve months. Although these issues have been substantially resolved, their market impact has lingered into fiscal 2017. In response, the Company phased in material operating expense reductions over the course of the past several years and will consider further cost cutting measures throughout the remainder of the fiscal year. However, the Company intends to continue funding the development of its new VMS platform and rebuilding its market channels.
At March 31, 2017, the Company had $2.1 million of cash reserves and a maximum of $3.25 million of borrowings available under the Credit Agreement described above, which is subject in part to a borrowing-base formula. Cash losses over the past several years have been financed in part by the sale of the Company’s two principal operating facilities and ongoing management of working capital levels. The Company expects to continue to draw on its credit facility to finance its near term working capital needs. In addition, the Company is currently seeking additional funding sources to finance its aggressive product development roadmap and growth initiatives over the upcoming twelve month period. Since there are no guarantees that such plans will be successful and that the Company will have sufficient available cash to sustain its operations through the next twelve month period, there is substantial doubt about the Company's ability to continue as a going concern.

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

Results of Operations
Three Months Ended March 31, 2017 Compared with March 31, 2016

Net sales for the quarter ended March 31, 2017 decreased by $2.0 million (25%) to $6.0 million compared with $8.0 million in the year ago period. Sales in the Americas decreased $1.6 million (26%) to $4.6 million compared with $6.2 million in the year ago period, while Europe, Middle East and Africa (EMEA) sales decreased $380,000 (22%) to $1.4 million compared with $1.8 million in the year ago period.  Order intake for the quarter ended March 31, 2017 decreased by $518,000 (7%) to $6.8 million compared with $7.3 million in the year ago period. Americas order intake decreased by $232,000 (4%) to $5.6 million compared with $5.8 million in the year ago period, while EMEA order intake decreased $286,000 (18%) to $1.3 million compared with $1.6 million in the year ago period. The backlog of unfilled orders was $1.7 million at March 31, 2017 compared with $1.7 million at September 30, 2016. The Company's market share continued to be impacted by its reliance upon a legacy product offering as well as past camera line production issues that have since been resolved. Scheduled new core product launches during the remainder of fiscal 2017 are expected to significantly improve the Company's market competitiveness.

Gross profit margins were 37.4% for the quarter ended March 31, 2017 compared with 33.0% in the year ago period. The year ago quarter margins included $150,000 (1.9%) of additional inventory provisions relating to the rework and transitioning of the Company's IQinVision camera line to a new contract manufacturing partner.

Operating expenses for the second quarter of fiscal 2017 decreased $7.0 million to $4.1 million compared with $11.1 million for the year ago period. In the year ago period, the Company charged off its entire $6.0 million goodwill carrying value. Selling, general and administrative (SG&A) expenses for the current quarter decreased $925,000 to $2.8 million compared with $3.7 million in the year ago period. Such decreases included the effects of planned staff and other cost reduction initiatives necessitated by lower revenue expectations. Engineering and development expenses decreased $50,000 to $1.3 million for the current quarter compared with $1.3 million for the year ago period as the Company continued investing in its new video management system platform.

The Company incurred an operating loss of $1.9 million for the second quarter of fiscal 2017 compared with an operating loss of $8.4 million in the year ago period.

The Company recorded a gain on the sale of its United Kingdom based operating facility of $785,000 in the second quarter of fiscal 2016.

The Company incurred interest expense of $59,000 for the second quarter of fiscal 2017 relating to borrowings under its revolving credit agreement.

The Company provides for a valuation allowance against its deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on reported pretax losses for both periods (see Note 9: Income Taxes).

As a result of the foregoing, the Company reported a net loss of $1.9 million for the second quarter of fiscal 2017 compared with a net loss of $7.7 million in the year ago period.

Results of Operations
Six Months Ended March 31, 2017 Compared with March 31, 2016

Net sales for the six months ended March 31, 2017 decreased by $6.3 million (33%) to $12.6 million compared with $18.9 million in the year ago period. Sales in the Americas decreased $4.6 million (31%) to $10.2 million compared with $14.8 million in the year ago period, while Europe, Middle East and Africa (EMEA) sales decreased $1.7 million (41%) to $2.4 million compared with $4.1 million in the year ago period.  Order intake for the six months ended March 31, 2017 decreased by $6.4 million (34%) to $12.6 million compared with $19.0 million in the year ago period. Americas order intake decreased by $4.8 million (32%) to $10.3 million compared with $15.1 million in the year ago period, while EMEA order intake decreased $1.6 million (41%) to $2.3 million compared with $3.9 million in the year ago period. The Company's market share continued to be impacted by its reliance upon a legacy product offering as well as past camera line production issues that have since been resolved. Scheduled new core product launches during the remainder of fiscal 2017 are expected to significantly improve the Company's market competitiveness.

Gross profit margins were 38.2% for the six months ended March 31, 2017 compared with 36.6% in the year ago period. The year ago period margins included $150,000 (0.8%) of additional inventory provisions relating to the rework and transitioning of the Company's IQinVision camera line to a new contract manufacturing partner.

Operating expenses for the six months ended March 31, 2017 decreased $8.4 million to $7.9 million compared with $16.3 million for the year ago period. In the year ago period, the Company charged off its entire $6.0 million goodwill carrying value. Selling, general and administrative (SG&A) expenses for the current year period decreased $2.2 million to $5.5 million compared with $7.7 million in the year ago period. Such decreases included the effects of planned staff and other cost reduction initiatives necessitated by lower revenue expectations. Engineering and development expenses decreased $229,000 to $2.4 million for the current year period compared with $2.7 million for the year ago period as the Company continued investing in its new video management system platform.

The Company incurred an operating loss of $3.1 million for the six months ended March 31, 2017 compared with an operating loss of $9.4 million in the year ago period.

The Company recorded a gain on the sale of its United Kingdom based operating facility of $785,000 in the first six months of fiscal 2016.

The Company incurred interest expense of $112,000 for the six months ended March 31, 2017 relating to borrowings under its revolving credit agreement.

The Company provides for a valuation allowance against its deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on reported pretax losses for both periods (see Note 9: Income Taxes).

As a result of the foregoing, the Company reported a net loss of $3.2 million for the six months ended March 31, 2017 compared with a net loss of $8.6 million in the year ago period.

Liquidity and Capital Resources

Net cash used in operating activities was $1.2 million for the first six months of fiscal 2017, which included a $2.9 million reported net loss exclusive of non-cash charges and a $401,000 increase in inventories, offset in part by cash generated from a $1.6 million decrease in accounts receivable and a $614,0000 increase in trade and accrued liabilities. Net cash used in investing activities was $95,000 for the first six months of fiscal 2017 consisting principally of capital expenditures. Net cash provided by financing activities was $1.0 million for the first six months of fiscal 2017 consisting of revolving credit borrowings. As a result of the foregoing, cash (exclusive of marketable securities) increased by $118,000 for the first six months of fiscal 2017 after the effect of exchange rate changes on the cash position of the Company.

The Company continues to incur operating losses due to decreased revenue levels and ongoing strategic investments. Since 2012, the Company has made a significant investment in the development of a completely new, and strategically critical, video management system (VMS). The first release of this product offering was launched in January 2017 and is ultimately expected to significantly enhance the Company’s market competitiveness. The funding of this major development effort has contributed to the ongoing operating losses and depletion of cash reserves. The Company has also encountered issues with certain of its camera offerings that have negatively impacted its revenues during the last twelve months. Although these issues have been substantially resolved, their market impact has lingered into fiscal 2017. In response, the Company phased in material operating expense reductions over the course of the past several years and will consider further cost cutting measures throughout the remainder of the fiscal year. However, the Company intends to continue funding the development of its new VMS platform and rebuilding its market channels.
At March 31, 2017, the Company had $2.1 million of cash reserves and a maximum of $3.25 million of borrowings available under the Credit Agreement described below, which is subject in part to a borrowing-base formula. Cash losses over the past several years have been financed in part by the sale of the Company’s two principal operating facilities and ongoing management of working capital levels. During fiscal 2016, the Company entered into a Credit Agreement that was subsequently amended and restated in August 2016 and April 2017. This Agreement currently consists of two credit lines totaling $6 million that mature in April 2019 (see Note 12 - Credit Agreement). The Company expects to continue to draw on its credit facility to finance its near term working capital needs. In addition, the Company is currently seeking additional funding sources to finance its aggressive product development roadmap and growth initiatives over the upcoming twelve month period. Since there are no guarantees that such plans will be successful and that the Company will have sufficient available cash to sustain its operations through the next twelve month period, there is substantial doubt about the Company's ability to continue as a going concern.

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

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

May 15, 2017

/s/ John M. Badke
John M. Badke
Chief Executive Officer and
Chief Financial Officer