Form 10-Q
period 2017-06-30
VICON INDUSTRIES INC /NY/
filed 2017-08-14
CIK 310056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

At August 9, 2017, the registrant had outstanding 9,348,388 shares of Common Stock, $.01 par value.

VICON INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VICON INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	6/30/2017	6/30/2016	6/30/2017	6/30/2016

Net sales	$7,382,367	$9,526,764	$19,990,727	$28,405,444
Cost of sales	4,538,524	5,718,851	12,328,480	17,687,386
Gross profit	2,843,843	3,807,913	7,662,247	10,718,058

Operating expenses:
Selling, general and administrative expense	2,886,799	3,333,045	8,369,195	10,989,395
Engineering and development expense	1,234,780	1,292,446	3,664,230	3,950,500
Goodwill writedown	—	—	—	6,016,469
	4,121,579	4,625,491	12,033,425	20,956,364

Operating loss	(1,277,736)	(817,578)	(4,371,178)	(10,238,306)

Other income (expense):
Gain on sale of building	—	—	—	784,896
Interest income	353	164	756	488
Interest expense	(120,056)	(25,403)	(232,127)	(25,403)

Loss before income taxes	(1,397,439)	(842,817)	(4,602,549)	(9,478,325)

Income tax expense	—	—	—	—

Net loss	$(1,397,439)	$(842,817)	$(4,602,549)	$(9,478,325)

Loss per share:
Basic	$(.15)	$(.09)	$(.49)	$(1.01)

Diluted	$(.15)	$(.09)	$(.49)	$(1.01)

Weighted average shares outstanding:

Basic	9,348,388	9,343,946	9,348,388	9,338,559

Diluted	9,348,388	9,343,946	9,348,388	9,338,559

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	6/30/2017	6/30/2016	6/30/2017	6/30/2016
Net loss	$(1,397,439)	$(842,817)	$(4,602,549)	$(9,478,325)
Other comprehensive income (loss):
Unrealized gain (loss) on securities	12	74	(437)	148
Foreign currency translation adjustment	19,532	(249,648)	295,702	(276,730)
Other comprehensive income (loss)	19,544	(249,574)	295,265	(276,582)
Comprehensive loss	$(1,377,895)	$(1,092,391)	$(4,307,284)	$(9,754,907)

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	6/30/2017	9/30/2016
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,998,966	$1,954,422
Marketable securities	13,448	13,545
Accounts receivable, net	4,906,707	6,158,504
Inventories:
Parts, components, and materials	1,191,024	1,432,135
Work-in-process	683,969	812,455
Finished products	4,928,835	4,745,660
	6,803,828	6,990,250
Prepaid expenses and other current assets	490,641	572,440
TOTAL CURRENT ASSETS	14,213,590	15,689,161

Property, plant and equipment	6,001,282	5,865,969
Less accumulated depreciation and amortization	(5,540,814)	(5,345,786)
	460,468	520,183
Intangible assets, net	905,500	1,106,500
Other assets	1,173,702	761,865
TOTAL ASSETS	$16,753,260	$18,077,709

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,909,322	$2,551,080
Accrued compensation and employee benefits	1,880,454	1,701,103
Accrued expenses	1,385,710	1,472,272
Unearned revenue	501,260	476,565
TOTAL CURRENT LIABILITIES	6,676,746	6,201,020

Revolving credit borrowings	3,700,000	1,750,000
Unearned revenue - non current	96,539	76,950
Other long-term liabilities	1,586,653	1,522,825
TOTAL LIABILITIES	12,059,938	9,550,795
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, par value $.01 per share authorized - 25,000,000 shares issued - 10,044,827 shares	100,448	100,448
Capital in excess of par value	40,991,611	40,517,919
Accumulated deficit	(32,727,508)	(28,124,959)
Treasury stock at cost, 696,439 shares	(3,437,643)	(3,437,643)
Accumulated other comprehensive loss	(233,586)	(528,851)
TOTAL SHAREHOLDERS’ EQUITY	4,693,322	8,526,914
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,753,260	$18,077,709

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	6/30/2017	6/30/2016
Cash flows from operating activities:
Net loss	$(4,602,549)	$(9,478,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	—	6,016,469
Gain on sale of building	—	(784,896)
Depreciation and amortization	435,674	636,306
Amortization of deferred compensation	1,107	1,111
Stock compensation expense	34,585	440,621
Change in assets and liabilities:
Accounts receivable, net	1,234,503	3,023,170
Inventories, net	191,202	160,437
Prepaid expenses and other current assets	82,545	(251,428)
Other assets	(18,209)	(3,864)
Accounts payable	350,578	(1,929,100)
Accrued compensation and employee benefits	178,871	(944,254)
Accrued expenses	(85,454)	(78,378)
Unearned revenue	44,284	(468,034)
Other liabilities	63,235	(10,918)
Net cash used in operating activities	(2,089,628)	(3,671,083)

Cash flows from investing activities:
Proceeds from sale of building, net	—	1,512,320
Net increase in marketable securities	(340)	(253)
Capital expenditures	(130,971)	(159,643)
Net cash provided by (used in) investing activities	(131,311)	1,352,424

Cash flows from financing activities:
Revolving credit borrowings	1,950,000	1,750,000
Proceeds from exercise of stock options	—	5,184
Net cash provided by financing activities	1,950,000	1,755,184
Effect of exchange rate changes on cash	315,483	168,570

Net increase (decrease) in cash	44,544	(394,905)
Cash and cash equivalents at beginning of year	1,954,422	2,390,409
Cash and cash equivalents at end of period	$1,998,966	$1,995,504

Non-cash investing and financing activities:
Issuance of warrants in connection with credit facility	$438,000	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2017.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2016.

Note 2:  Marketable Securities

Marketable securities consist of mutual fund investments principally in federal, state and local government debt securities of $13,448 as of June 30, 2017.  Such mutual fund investments are stated at market value based on quoted market prices (Level 1 inputs) and are classified as available-for-sale under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320, with unrealized gains and losses reported in accumulated other comprehensive loss as a component of shareholders’ equity. The cost of such securities at June 30, 2017 was $14,020, with $572 of cumulative unrealized losses reported at June 30, 2017.

Note 3:  Accounts Receivable

Accounts receivable is stated net of an allowance for uncollectible accounts of $1,035,000 and $1,069,000 as of June 30, 2017 and September 30, 2016, respectively.

Note 4:  Loss per Share

Basic loss per share (EPS) is computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options and under deferred compensation agreements.

The following tables provide the components of the basic and diluted EPS computations for the three and nine month periods ended June 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic EPS Computation
Net loss	$(1,397,439)	$(842,817)	$(4,602,549)	$(9,478,325)
Weighted average shares outstanding	9,348,388	9,343,946	9,348,388	9,338,559
Basic loss per share	$(.15)	$(.09)	$(.49)	$(1.01)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Diluted EPS Computation
Net loss	$(1,397,439)	$(842,817)	$(4,602,549)	$(9,478,325)

Weighted average shares outstanding	9,348,388	9,343,946	9,348,388	9,338,559
Stock options	—	—	—	—
Stock compensation arrangements	—	—	—	—
Warrants	—	—	—	—
Diluted shares outstanding	9,348,388	9,343,946	9,348,388	9,338,559

Diluted loss per share	$(.15)	$(.09)	$(.49)	$(1.01)

For the for the three and nine month periods ended June 30, 2017 and 2016, all outstanding stock options, warrants and shares issuable under stock compensation arrangements totaling 2,048,590 and 643,533 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive. The actual effect of these stock options and shares, if any, on the diluted earnings per share calculation will vary significantly depending on fluctuations in the market price of the Company's stock.

Note 5:   Accumulated Other Comprehensive Loss

The Company's accumulated other comprehensive loss balances at June 30, 2017 and September 30, 2016 consisted of the following:

	June 30, 2017	September 30, 2016
Foreign currency translation adjustment	$(233,014)	$(528,716)
Unrealized loss on marketable securities	(572)	(135)
Accumulated other comprehensive loss	$(233,586)	$(528,851)

Note 6:   Intangible Assets

The components and estimated useful lives of intangible assets as of June 30, 2017 and September 30, 2016 are stated below. Amortization is provided on a straight line method, or in the case of customer relationships, on an accelerated method, over the following estimated useful lives:

	June 30, 2017		September 30, 2016
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Estimated Useful Life
Definite-lived intangibles:
Customer relationships	$910,000	$539,833	$910,000	$371,833	7 years
Tradenames	660,000	124,667	660,000	91,667	15 years
	$1,570,000	$664,500	$1,570,000	$463,500

Amortization expense was $67,000 and $129,250 for the three month periods ended June 30, 2017 and 2016, respectively, and $201,000 and $387,750 for the nine month periods ended June 30, 2017 and 2016, respectively.

Future amortization expense for intangible assets over the next five years ending September 30 and thereafter is summarized as follows:

Fiscal Year	Amount
Remainder of 2017	$67,000
2018	177,000
2019	123,000
2020	91,000
2021	72,000
Thereafter	$375,500

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

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their grant date fair values and over the requisite service period.  For the three month periods ended June 30, 2017 and 2016, the Company recorded non-cash compensation expense of $10,791 and $141,843, respectively ($.00 and $.02 per basic and diluted share, respectively), relating to stock compensation. For the nine month periods ended June 30, 2017 and 2016 , the Company recorded non-cash compensation expense of $34,585 and $440,621, respectively ($.00 and $.05 per basic and diluted share, respectively), relating to stock compensation.

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

In March 2016, the FASB issued guidance on simplifying several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance requires a mix of prospective, modified retrospective, and retrospective transition to all annual and interim periods presented and is effective for the Company beginning in fiscal 2018. The Company is currently evaluating the effect of implementing this guidance.

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

Changes in the Company's warranty liability (included in accrued expenses) for the three and nine month periods ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$650,000	$650,000	$650,000	$650,000
Provision for warranties	107,000	106,000	323,000	324,000
Expenses incurred	(107,000)	(106,000)	(323,000)	(324,000)
Balance at end of period	$650,000	$650,000	$650,000	$650,000

Note 12: Credit Agreement

On March 4, 2016, the Company entered into a Credit Agreement (the “Agreement”) with NIL Funding Corporation to provide a $3 million revolving line of credit for working capital purposes, which was subsequently amended and restated on two occasions as described below. The Agreement provides for a borrowing formula based upon eligible accounts receivable and is secured by a first priority security interest in substantially all of the Company’s assets. Borrowings under the Agreement bore interest at a rate of 6.75% per annum. The Agreement also provides for an unused commitment fee equal to .5% per annum. The Agreement includes provisions that are customarily found in similar financing agreements. NIL Funding Corporation is an affiliate of The InterTech Group, whose Executive Vice President and Chief Operating Officer, Julian A. Tiedemann, serves as the Chairman of the Company’s Board of Directors.

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

On April 20, 2017, the Company entered into a Second Amended and Restated Credit Agreement (the “Second Amended Agreement”) with NIL Funding Corporation, under which only $2 million of the $6 million facility is subject to a borrowing formula, effectively providing the Company with $2 million of additional borrowing availability. The Second Amended Agreement also extends the maturity date of the credit facility to April 2, 2019, and reduces the Company’s minimum tangible net worth requirement, but is otherwise substantially similar to the Amended Agreement. At June 30, 2017, the Company was in compliance with this covenant. As of June 30, 2017, outstanding borrowings under the Amended Agreement were $3.7 million.

In connection with the Second Amended Agreement, NIL Funding was issued a three-year warrant to purchase 1.5 million shares of the Company's common stock at a price of $.40 per share. The fair value of the warrant at the date of issuance was $438,000, which is classified as debt issuance costs and included in other assets in the accompanying balance sheet. Such costs will be amortized over the then remaining life of the credit facility on the date of issuance, which was two years.

NOTE 13: Going Concern and Liquidity

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
At June 30, 2017, the Company had $2.0 million of cash reserves and a maximum of $2.3 million of borrowings available under the Credit Agreement described above, which is subject in part to a borrowing-base formula. Cash losses over the past several years have been financed in part by the sale of the Company’s two principal operating facilities and ongoing management of working capital levels. The Company expects to continue to draw on its credit facility to finance its near term working capital needs. In addition, the Company is currently seeking additional funding sources to finance its aggressive product development roadmap and growth initiatives over the upcoming twelve month period. Since there are no guarantees that such plans will be successful and that the Company will have sufficient available cash to sustain its operations through the next twelve month period, there is substantial doubt about the Company's ability to continue as a going concern.

Note 14: Subsequent Event

On July 27, 2017, the Company entered into an Investment Agreement (the “Investment Agreement”) with NIL Funding Corporation (“NIL”) whereby NIL has agreed to purchase shares of the Company’s common stock in connection with a contemplated rights offering of common stock to the Company’s shareholders. The aggregate commitment by NIL is equal to the lesser of $3.0 million, or $5.0 million minus the aggregate gross proceeds of the rights offering. The price per share to be paid by NIL will be the same price to be paid by other shareholders of the Company in the proposed rights offering. NIL’s purchase of common shares under the Investment Agreement is limited in that NIL may not purchase shares of common stock under the Investment Agreement to the extent that its ownership interest combined with its affiliates would exceed 50% of the Company’s outstanding shares of common stock.

On July 27, 2017, the Company also entered into an amendment to its April 20, 2017 Warrant to Purchase Common Stock held by NIL (the “Warrant”). Pursuant to the amendment, the Company has agreed to file a registration statement to register the resale of the shares of common stock purchased by NIL under the Investment Agreement (in addition to the 1,500,000 shares of common stock under the Warrant which the Company previously agreed to register). NIL is the Company’s secured lender (See Note 12 above) and, together with its affiliates, beneficially owned approximately 17.4% of the Company’s common stock.

NIL’s obligations are subject to certain terms and conditions set forth in the Investment Agreement and will terminate on October 31, 2017, subject to extension as provided in the Investment Agreement.

On August 7, 2017, the Company filed its registration statement on Form S-1 with the Securities and Exchange Commission in connection with the contemplated rights offering. No offer or sale of any securities will be made by the Company in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. The rights offering by the Company would be launched only following the effectiveness of the registration statement relating to the offering, and will be made only by means of a prospectus.

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

Overview
The Company is a global producer of video management systems and system components for use in security, surveillance, safety and communication applications by a broad group of end users worldwide. The Company’s product line consists of various elements of a video system, including DVR's, NVR's, video encoders, decoders, servers and related video management software, data storage units, analog, digital and HD megapixel fixed and robotic cameras, virtual and analog matrix video switchers and controls, and system peripherals.

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

The Company competes in a market of rapid technology shifts which enhance the performance capability of security systems.  As a result, the Company spends a significant amount on new product development. In the fiscal years ended September 30, 2016 and 2015, the Company incurred $5.2 million and $5.1 million of engineering and development expense or 15% and 11% of net sales, respectively. The Company’s expenditures for product development are substantially less than its major competitors.  The ongoing market shift to intelligent software solutions will continue to burden the Company’s development resources and increase ongoing annual expense for product development.  Further, the Company’s sales effort requires a high level of customer service and technical support for its products.  The Company routinely considers various strategic options that may augment or supplement its present product offerings and technology platforms.

The Company has a foreign sales and distribution subsidiary in Europe that conducts certain of its business in British pounds and Euros that represented approximately 23% of the Company’s consolidated sales for the fiscal year ended September 30, 2016. It also has an Israel based engineering and development subsidiary that incurs a majority of its operating expenses in Shekels that represented approximately 14% of the Company’s operating expenses for fiscal 2016. Changes in these local foreign currency exchange rates could have a direct impact on the Company's reported financial position and results.

Results of Operations
Three Months Ended June 30, 2017 Compared with June 30, 2016

Net sales for the quarter ended June 30, 2017 decreased by $2.1 million (23%) to $7.4 million compared with $9.5 million in the year ago period. Sales in the Americas decreased $958,000 (14%) to $6.0 million compared with $7.0 million in the year ago period, while Europe, Middle East and Africa (EMEA) sales decreased $1.2 million (46%) to $1.4 million compared with $2.6 million in the year ago period.  Order intake for the quarter ended June 30, 2017 decreased by $2.0 million (22%) to $6.9 million compared with $8.9 million in the year ago period. Americas order intake decreased by $276,000 (5%) to $5.6 million compared with $5.9 million in the year ago period, while EMEA order intake decreased $1.7 million (57%) to $1.3 million compared with $3.0 million in the year ago period. The backlog of unfilled orders was $1.3 million at June 30, 2017 compared with $1.7 million at September 30, 2016. The Company's sales and order intake levels continued to be negatively impacted by its reliance on an uncompetitive legacy core product offering. While the Company launched an initial version of its new Valerus video management system platform in January 2017, its market impact will not be realized until Valerus gains acceptance in the marketplace. Recently launched system enhancements along with scheduled new camera line product launches during the remainder of fiscal 2017 are expected to improve the Company's market competitiveness, although no assurance can be given in that regard.

Gross profit margins were 38.5% for the quarter ended June 30, 2017 compared with 40.0% in the year ago period.

Operating expenses for the third quarter of fiscal 2017 decreased $504,000 to $4.1 million compared with $4.6 million for the year ago period. Selling, general and administrative (SG&A) expenses for the current quarter decreased $446,000 to $2.9 million compared with $3.3 million in the year ago period. Such decreases included the effects of planned staff and other cost reduction initiatives necessitated by lower revenue expectations. Engineering and development expenses decreased $58,000 to $1.2 million for the current quarter compared with $1.3 million for the year ago period as the Company continued investing in its new video management system platform.

The Company incurred an operating loss of $1.3 million for the third quarter of fiscal 2017 compared with an operating loss of $818,000 in the year ago period.

Interest expense increased to $120,000 for the third quarter of fiscal 2017 compared with $25,000 in the year ago period as a result of increased borrowings under the Company's revolving credit agreement and non-cash amortization charges relating to the warrant granted to the Company's lender.

The Company provides for a valuation allowance against its deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on reported pretax losses for both periods (see Note 9: Income Taxes).

As a result of the foregoing, the Company reported a net loss of $1.4 million for the third quarter of fiscal 2017 compared with a net loss of $843,000 in the year ago period.

Results of Operations
Nine Months Ended June 30, 2017 Compared with June 30, 2016

Net sales for the nine months ended June 30, 2017 decreased by $8.4 million (30%) to $20.0 million compared with $28.4 million in the year ago period. Sales in the Americas decreased $5.5 million (25%) to $16.2 million compared with $21.7 million in the year ago period, while Europe, Middle East and Africa (EMEA) sales decreased $2.9 million (43%) to $3.8 million compared with $6.7 million in the year ago period.  Order intake for the nine months ended June 30, 2017 decreased by $8.4 million (30%) to $19.5 million compared with $27.9 million in the year ago period. Americas order intake decreased by $5.1 million (24%) to $16.0 million compared with $21.1 million in the year ago period, while EMEA order intake decreased $3.3 million (48%) to $3.5 million compared with $6.8 million in the year ago period. The Company's sales and order intake levels continued to be negatively impacted by its reliance on an uncompetitive legacy core product offering. While the Company launched an initial version of its new Valerus video management system platform in January 2017, its market impact will not be realized until Valerus gains acceptance in the marketplace. Recently launched system enhancements along with scheduled new camera line product launches during the remainder of fiscal 2017 are expected to improve the Company's market competitiveness, although no assurance can be given in that regard.

Gross profit margins were 38.3% for the nine months ended June 30, 2017 compared with 37.7% in the year ago period. The year ago period margins included $150,000 (0.5%) of additional inventory provisions relating to the rework and transitioning of the Company's IQinVision camera line to a new contract manufacturing partner.

Operating expenses for the nine months ended June 30, 2017 decreased $8.9 million to $12.0 million compared with $21.0 million for the year ago period. In the year ago period, the Company charged off its entire $6.0 million goodwill carrying value. Selling, general and administrative (SG&A) expenses for the current year period decreased $2.6 million to $8.4 million compared with $11.0 million in the year ago period. Such decreases included the effects of planned staff and other cost reduction initiatives necessitated by lower revenue expectations. Engineering and development expenses decreased $286,000 to $3.7 million for the current year period compared with $4.0 million for the year ago period as the Company continued investing in its new video management system platform.

The Company incurred an operating loss of $4.4 million for the nine months ended June 30, 2017 compared with an operating loss of $10.2 million in the year ago period.

The Company recorded a gain on the sale of its United Kingdom based operating facility of $785,000 in the first nine months of fiscal 2016.

The Company incurred interest expense of $232,000 for the nine months ended June 30, 2017 compared with $25,000 in the year ago period as a result of increased borrowings under the Company's revolving credit agreement and non-cash amortization charges relating to the warrant granted to the Company's lender.

The Company provides for a valuation allowance against its deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on reported pretax losses for both periods (see Note 9: Income Taxes).

As a result of the foregoing, the Company reported a net loss of $4.6 million for the nine months ended June 30, 2017 compared with a net loss of $9.5 million in the year ago period.

Liquidity and Capital Resources

Net cash used in operating activities was $2.1 million for the first nine months of fiscal 2017. Net losses of $4.1 million for the period, exclusive of non-cash charges, were offset in part by cash generated from a $1.2 million decrease in accounts receivable, a $192,000 decrease in inventories and a $444,000 increase in trade and accrued liabilities. Net cash used in investing activities was $131,000 for the first nine months of fiscal 2017 consisting principally of capital expenditures. Net cash provided by financing activities was $2.0 million for the first nine months of fiscal 2017 consisting of increased revolving credit borrowings. As a result of the foregoing, cash (exclusive of marketable securities) increased by $45,000 for the first nine months of fiscal 2017 after the effect of exchange rate changes on the cash position of the Company.

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
At June 30, 2017, the Company had $2.0 million of cash reserves and a maximum of $2.3 million of borrowings available under the Credit Agreement described below, which is subject in part to a borrowing-base formula. Cash losses over the past several years have been financed in part by the sale of the Company’s two principal operating facilities and ongoing management of working capital levels. During fiscal 2016, the Company entered into a Credit Agreement that was subsequently amended and restated in August 2016 and April 2017. This Agreement currently consists of two credit lines totaling $6 million that mature in April 2019 (see Note 12 - Credit Agreement). The Company expects to continue to draw on its credit facility to finance its near term working capital needs.

In addition, the Company is currently seeking additional funding sources to finance its aggressive product development roadmap and growth initiatives over the upcoming twelve month period. In this regard, on July 27, 2017, the Company entered into an Investment Agreement with NIL Funding Corporation (“NIL”) whereby NIL has agreed to purchase shares of the Company’s common stock in connection with a contemplated rights offering of common stock to the Company’s shareholders. The aggregate commitment by NIL is equal to the lesser of $3.0 million, or $5.0 million minus the aggregate gross proceeds of the rights offering.

On August 7, 2017, the Company filed its registration statement on Form S-1 with the Securities and Exchange Commission in connection with the contemplated rights offering to sell up to 9.3 million shares of common stock at a discounted price per share. The rights offering by the Company would be launched only following the effectiveness of the registration statement relating to the offering, and will be made only by means of a prospectus.

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

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
None

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable

ITEM 5 - OTHER INFORMATION
None

ITEM 6 – EXHIBITS

Exhibit Number	Description
3.1	Bylaws of the Company, as amended (Incorporated by reference to Registration on Form S-1 filed on August 7, 2017)
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICON INDUSTRIES, INC.

August 14, 2017

/s/ John M. Badke
John M. Badke
Chief Executive Officer and
Chief Financial Officer