Form 10-K
period 2017-09-30
VICON INDUSTRIES INC /NY/
filed 2017-12-29
CIK 310056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2017

Commission File No.  1-07939

VICON INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

NEW YORK	11-2160665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

135 Fell Court, Hauppauge, New York	11788
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:  (631) 952-2288

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $.01	NYSE American
(Title of class)	(Name of each exchange on which registered)

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
Large Accelerated Filer ☐    Accelerated Filer ☐  Non-Accelerated Filer ☐ Smaller Reporting Company ☑  Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐    No ☑
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant based upon the closing price of $0.94 per share as of March 31, 2017 was approximately $2,532,000.
The number of shares outstanding of the registrant's common stock as of December 26, 2017 was 17,552,623.

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

ITEM 1 - BUSINESS

General

Vicon Industries, Inc. (the "Company"), incorporated in 1967, develops video management software and also designs and markets a wide range of video system components, comprised principally of cameras, network video servers/recorders, encoders and mass storage units, used in security, surveillance, safety and control applications by a broad group of end users.  A video system is typically a private (or hybrid public/private) network that can transmit and receive video, audio and data signals in accordance with the operational needs of the user.  The Company's primary business focus is the design of network video systems that it produces and sells worldwide, primarily to authorized dealers, system integrators, government entities and security products distributors.

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

The Company’s products range from a simple camera mounting bracket to a large IP based video camera control, transmission, recording, storage and virtual matrix switching system.  The Company’s sales are concentrated principally among its network video products and cameras.

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

Export sales and sales from the Company’s foreign subsidiaries amounted to $8.3 million and $12.3 million, or 31% and 34% of consolidated net sales in fiscal years 2017 and 2016, respectively.  The Company’s principal foreign markets are the U.K., Europe, Middle East and the Pacific Rim, which together accounted for approximately 73% of international sales in fiscal 2017.

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

Engineering and Development

The Company’s principal engineering and development activities are conducted out of its Israel based facility. The Israeli based team is responsible for the development of the Company's Valerus video management software system, which was introduced in January 2017.  The trend of product development and demand within the video security and surveillance market has been toward enhanced software applications involving the compression, analysis, transmission, storage, manipulation, imaging and display of digital video over IP networks.  Since the Company’s target market segment (enterprise applications) requires it to keep pace with changes in technology, the Company has focused its engineering effort in these developing areas.  Development projects are chosen and prioritized based on competitor threats, the Company’s analysis as to the needs of the marketplace, anticipated technological advances and market research.

Engineering and development expense amounted to approximately $4.8 million and $5.2 million, or 18% and 15% of net sales, in fiscal years 2017 and 2016, respectively.

Source and Availability of Raw Materials

The Company has relied upon independent contract manufacturers and suppliers to produce and assemble a majority of its hardware related products. In fiscal 2017, the Company commenced an outsourcing plan of its production to turnkey OEM suppliers.  The

Company’s relationships with its independent manufacturers, assemblers and suppliers are not covered by formal contractual agreements allowing it to move freely to wherever the best quality and price can be obtained.

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

Inventories

The Company generally maintains sufficient finished goods inventory levels to respond to customer demand, since most sales are to security dealers and system integrators who normally do not carry any significant inventory.  The Company principally builds inventory to known or anticipated customer demand.  In addition to normal safety stock levels, certain additional inventory levels may be maintained for products with long purchase and manufacturing lead times. The Company believes that it is important to carry adequate inventory levels of parts, components and products to avoid production and delivery delays that may detract from its sales efforts.

Backlog

The backlog of orders believed to be firm as of September 30, 2017 and 2016 was approximately $2.2 million and $1.7 million, respectively.  Orders are generally cancelable without penalty at the option of the customer.  The Company prefers that its backlog of orders not exceed its ability to fulfill such orders on a timely basis, since experience shows that long delivery schedules only encourage the Company’s customers to look elsewhere for product availability.

Employees

At September 30, 2017, the Company employed 120 full-time employees and there are no collective bargaining agreements with any of the Company’s employees. The Company considers its relations with its employees to be good.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

The Company operates from a 30,000 square-foot headquarters facility located at 135 Fell Court, Hauppauge, New York, which it leases. In addition, the Company leases a 9,439 square-foot sales, service and warehouse facility in southern England, which services Europe, the Middle East and Africa and an 8,394 square-foot software development facility in Yavne, Israel.

The Company believes that its facilities are adequate to meet its current and foreseeable operating needs.

ITEM 3 - LEGAL PROCEEDINGS

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock is traded on the NYSE American under the symbol (VII).  The following table sets forth for the periods indicated, the range of high and low prices for the Company's common stock:

Quarter Ended	High	Low
Fiscal 2017
December	0.78	0.51
March	0.72	0.26
June	0.99	0.30
September	0.70	0.32
Fiscal 2016
December	2.55	1.33
March	2.15	0.71
June	0.99	0.49
September	1.80	0.46

The last sale price of the Company’s common stock on December 26, 2017 as reported on the NYSE American was $0.39 per share.  As of December 26, 2017, there were approximately 159 shareholders of record.

Other than a one-time special cash dividend paid in 2014 in connection with a merger, the Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any such cash dividends in the future.

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

Overview
The Company designs and markets video management systems and system components for use in security, surveillance, safety and communication applications by a broad group of end users worldwide. The Company’s product line consists of various elements of a video system, including DVR's, NVR's, video encoders, decoders, servers and related video management software, data storage units, analog, digital and HD megapixel fixed and robotic cameras, virtual and analog matrix video switchers and controls, and system peripherals.

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

The Company competes in a market of rapid technology shifts which enhance the performance capability of security systems.  As a result, the Company spends a significant amount on new product development. In fiscal 2017 and 2016, the Company incurred $4.8 million and $5.2 million of engineering and development expense or 18% and 15% of net sales, respectively. The Company’s expenditures for product development are substantially less than its major competitors.  The ongoing market shift to intelligent software solutions will continue to burden the Company’s development resources and increase ongoing annual expense for product development.  Further, the Company’s sales effort requires a high level of customer service and technical support for its products.  The Company routinely considers various strategic options that may augment or supplement its present product offerings and technology platforms.

The Company has a foreign sales and distribution subsidiary in Europe that conducts certain of its business in British pounds and Euros that represented approximately 18% of the Company’s consolidated sales for fiscal 2017. It also has an Israel based engineering and development subsidiary that incurs a majority of its operating expenses in Shekels that represented approximately 23% of the Company’s operating expenses for fiscal 2017. Changes in these local foreign currency exchange rates will have a direct impact on the Company's reported financial position and results.

RESULTS OF OPERATIONS

Fiscal Year 2017 Compared with 2016

Net sales for 2017 decreased by $9.1 million (25%) to $26.7 million compared with $35.8 million in 2016. Sales in the Americas market segment decreased $5.8 million (21%) to $21.7 million compared with $27.6 million in 2016, while Europe, Middle East and Africa (EMEA) sales decreased $3.3 million (40%) to $4.9 million compared with $8.2 million in 2016. Sales weakened across all market segments due principally to a continuing reliance on an uncompetitive legacy core product offering. While the Company launched its new Valerus video management system platform in 2017, its full market impact is not expected until further system enhancements are added and Valerus gains increased market penetration. Order intake for 2017 decreased 23% to $27.2 million compared with $35.1 million in 2016. Americas market segment order intake decreased 19% to $22.1 million compared with $27.3 million in 2016, while EMEA order intake decreased 35% to $5.1 million compared with $7.8 million in 2016. The backlog of unfilled orders was $2.2 million at September 30, 2017 compared with $1.7 million at September 30, 2016.

Gross profit margins for 2017 increased to 38.1% compared with 37.4% in 2016. Operating expenses for 2017 decreased $10.1 million to $16.8 million compared with $26.8 million in 2016. Prior year operating expenses included an $8 million writeoff of goodwill and intangible assets relating to the 2014 IQinVision merger, while current year operating expenses included the writeoff of the remaining intangible asset balance of $839,000. Excluding the effects of these writeoffs, operating expenses decreased $2.9 million in the current year. Selling, general and administrative (SG&A) expenses decreased $2.5 million to $11.1 million for 2017 compared with $13.7 million in 2016. Such decreases included the effects of planned staff and other cost reduction initiatives necessitated by lower revenue expectations. Engineering and development expenses decreased $382,000 to $4.8 million for 2017 compared with $5.2 million for 2016 as the Company continued investing in its new video management system platform.

The Company incurred an operating loss of $6.6 million for fiscal 2017 compared with an operating loss of $13.5 million for fiscal 2016. Excluding the non-recurring goodwill and intangible asset writeoffs in both years, the Company would have reported operating losses of $5.8 million and $5.5 million for 2017 and 2016, respectively.

The Company recorded a gain on the sale of its United Kingdom based operating facility of $785,000 in fiscal 2016. In addition, interest expense increased to $380,000 for fiscal 2017 compared with $71,000 in fiscal 2016 as a result of increased borrowings under the Company's revolving credit agreement and non-cash interest charges relating to the warrant granted to the Company's lender in fiscal 2017.

No income tax benefit was recognized on losses reported for the years presented due to uncertainty of realization. In fiscal 2011, the Company provided a valuation allowance against its deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on subsequent reported pretax losses (see Note 3: Income Taxes).

As a result of the foregoing, the Company reported a net loss of $7.0 million for 2017 compared with a net loss of $12.8 million for 2016.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $3.1 million for fiscal 2017, which included a $5.5 million net loss exclusive of $1.5 million of non-cash charges, offset in part by cash generated by decreases in accounts receivable and inventories of $1.8 million and $496,000, respectively. Net cash used in investing activities was $139,000 in 2017 consisting principally of capital expenditures. Net cash provided by financing activities was $3.2 million for 2017 consisting of revolving credit borrowings. As a result of the foregoing, cash (exclusive of marketable securities) increased by $300,000 in 2017 after the effect of exchange rate changes on the cash position of the Company.

The Company continues to incur operating losses due to decreased revenue levels and ongoing strategic investments. Since 2012, the Company has made a significant investment in the development of a completely new, and strategically critical, video management system (VMS). The first release of this product offering was launched in January 2017 and is ultimately expected to enhance the Company’s market competitiveness. The funding of this major development effort has contributed to the ongoing operating losses and depletion of cash reserves. In response, the Company phased in material operating expense reductions over the course of the past several years. However, the Company intends to continue funding the development of its new VMS platform and the rebuilding of its market channels.
At September 30, 2017, the Company had $2.3 million of cash reserves and $1.05 million of maximum borrowings available under its Credit Agreement, which is subject in part to a borrowing-base formula. Cash losses over the past several years have been financed by credit facility borrowings, the sale of the Company’s two principal operating facilities and ongoing management of working capital levels. During fiscal 2016, the Company entered into a Credit Agreement that was subsequently amended and restated in August 2016 and April 2017. This Agreement currently consists of two credit lines totaling $6 million that mature in April 2019 (see Note 10 - Credit Agreement). The Company expects to continue to draw on its credit facility to the extent available to finance its near term working capital needs.

Subsequent to year end, the Company received approximately $3.1 million of net cash proceeds from the sale of its common stock upon the closing of a rights offering, which included $3 million of funding under the related backstop commitment provided by NIL Funding Corporation, the Company’s secured lender. Notwithstanding the cash infusion, the Company may require additional financing over the next twelve months to implement its planned business objectives and strategies. Accordingly, and in light of the Company's historic and continuing losses, there is substantial doubt about the Company's ability to continue as a going concern.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance on revenue from contracts with customers. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved, in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. This guidance permits the use of either the retrospective or cumulative effect transition method and is effective for the Company beginning in fiscal 2019; early adoption is not permitted prior to 2018. The Company is currently in the initial stages of evaluating the effect of implementing this guidance.

In February 2016, the FASB issued guidance on lease accounting requiring lessees to recognize a right-of-use asset and a lease liability for long-term leases. The liability will be equal to the present value of lease payments. The standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. This guidance must be applied using a modified retrospective transition approach to all annual and interim periods presented and is effective for the Company beginning in fiscal 2019. The Company is currently in the initial stages of evaluating the effect of implementing this guidance.

In March 2016, the FASB issued guidance on simplifying several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance requires a mix of prospective, modified retrospective, and retrospective transition to all annual and interim periods presented and is effective for the Company beginning in fiscal 2018. The Company does not expect the adoption of this guidance to have a material effect on its operating results or financial position.

In January 2017, the FASB issued guidance that clarifies the definition of a business, which will impact many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The new standard is intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for the Company beginning in fiscal 2019 and will be considered for any future acquisitions.

Foreign Currency Activity

The Company’s foreign exchange exposure is principally limited to the relationship of the U.S. dollar to the British pound sterling, the Euro and the Israeli shekel. Sales by the Company’s U.K. and German based subsidiaries to customers in Europe are transacted in British pounds or Euros.  In fiscal 2017, approximately $1.0 million of products were sold by the Company to its U.K. based subsidiary for resale.  The Company has also entered into certain engineering cost sharing agreements with its U.K. based subsidiary that are denominated in U.S. dollars.  The Company’s Israeli based subsidiary incurs shekel based operating expenses which are funded by the Company in U.S. dollars.

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

Management's Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2017 and concluded that it is effective at a reasonable assurance level.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the fiscal year ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Executive Officers and Directors of the Company are as follows:

Name	Age	Position
John M. Badke	58	Chief Executive Officer and Chief Financial Officer
Bret M. McGowan	52	Senior Vice President, Sales and Marketing (Americas)
Peter A. Horn	62	Vice President, Operations
Mark S. Provinsal	51	Managing Director, Vicon Industries, Ltd.
Julian A. Tiedemann	53	Chairman of the Board of Directors
Arthur D. Roche	79	Director
Steven E. Walin	62	Director
Warren J. White	66	Director

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

Arthur D. Roche - Director.  Mr. Roche has been a director of the Company since 1992.  He served as Executive Vice President and co-participant in the Office of the President of the Company from August 1993 until his retirement in November 1999.  For the six months prior to that time, Mr. Roche provided consulting services to the Company.  In October 1991, Mr. Roche retired as a partner of Arthur Andersen & Co., an international accounting firm which he joined in 1960.  Mr. Roche brings extensive

Company knowledge and financial experience having served as the Company’s Executive Vice President and formerly serving as a partner with an international public accounting firm.  Mr. Roche brings particular insight to the Board based on his former management responsibilities and provides strategic planning and financial oversight.  His current term on the Board ends at the 2020 Annual Meeting of Shareholders.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended September 30, 2017 and certain written representations that no Form 5 is required, no person who, at any time during the year ended September 30, 2017 was a director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the year ended September 30, 2017.

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

For fiscal 2017 and 2016, there were no bonus plans established and no bonuses were paid to the Company’s executive officers.

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

In March 2007, the Board of Directors adopted the Company’s 2007 Stock Incentive Plan, which was approved by the Company’s stockholders at its Annual Meeting of Stockholders held on May 18, 2007. Under such plan, a total of 500,000 shares of common stock were reserved for issuance and include the grant of stock options, restricted stock and other stock awards as determined by the Compensation Committee. The purpose of the Stock Incentive Plan is to attract and retain executive management by providing them with appropriate equity-based incentives and rewards for superior performance and to provide incentive to a broader range of employees.  No stock options were awarded to the Company’s executive officers in fiscal 2017 and 2016.

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

2017 Summary Compensation Table

The following table sets forth all compensation for the fiscal years ended September 30, 2017 and 2016 awarded to or earned by (i) the person serving as the Company’s Chief Executive Officer and Chief Financial Officer during its fiscal year ended September 30, 2017, and (ii) by each of the Company's other executive officers whose total compensation exceeded $100,000 during such periods (collectively, our "named executive officers").

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)(1)	Total ($)
John M. Badke Chief Executive Officer and Chief Financial Officer	2017	225,000	7,974	232,974
	2016	193,096	7,843	200,939

Bret M. McGowan Senior Vice President, Sales and Marketing (Americas)	2017	190,000	6,000	196,000
	2016	190,000	6,000	196,000

(1)	Represents automobile expense paid by the Company.

Outstanding Equity Awards at Fiscal 2017 Year-End

The following table sets forth information with respect to the outstanding equity awards of the named executive officers as of September 30, 2017.

Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date
John M. Badke Chief Executive Officer and Chief Financial Officer	10,000	(1)	—	(1)	$4.79	5/22/2018
	8,000	(1)	—	(1)	$5.00	11/5/2018
	7,000	(1)	—	(1)	$4.06	10/15/2020
	6,500	(1)	—	(1)	$3.31	10/25/2021
	8,000	(1)	2,000	(1)	$2.62	12/4/2022
	5,600	(2)	8,400	(2)	$1.48	6/9/2025

Bret M. McGowan Senior Vice President, Sales and Marketing (Americas)	5,000	(1)	—	(1)	$4.79	5/22/2018
	7,000	(1)	—	(1)	$4.06	10/15/2020
	6,500	(1)	—	(1)	$3.31	10/25/2021
	4,000	(1)	1,000	(1)	$2.62	12/4/2022
	5,600	(2)	8,400	(2)	$1.48	6/9/2025

(1)	Options vest over a five year period in five equal annual installments beginning on the first anniversary of the grant date. Options expire after the tenth anniversary of the grant date.

(2)	Options vest over a four year period in four equal annual installments beginning on the first anniversary of the grant date. Options expire after the tenth anniversary of the grant date.

Fiscal 2017 Directors' Compensation

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended September 30, 2017.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Arthur D. Roche	47,000	47,000
Julian A. Tiedemann	54,000	54,000
Steven E. Walin	45,000	45,000
Warren J. White	45,000	45,000

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors consists of Mr. Walin (Chairman), Mr. Roche, Mr. Tiedemann and Mr. White, none of whom has ever been an officer of the Company except for Mr. Roche, who served as Executive Vice President from August 1993 until his retirement in November 1999.

EQUITY COMPENSATION PLAN INFORMATION
at September 30, 2017

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
	362,942		$3.64	195,668	(2)
Equity compensation plans not approved by security holders
	180,148	(1)	$2.72	—

Total	543,090		$3.33	195,668

(1) Consists of: (i) 173,587 shares subject to stock options and stock appreciation rights assumed by the Company in connection with the IQinVision merger; and (ii) 6,561 shares of common stock issuable to a certain officer under a deferred compensation benefit arrangement upon retirement and other termination of employment events.

(2) Represents awards available for issuance under the Company's Stock Incentive Plans.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of December 18, 2017, based on information furnished by the persons named below, obtained by the Company from its transfer agent or obtained from filings made by the persons named below with the SEC, with respect to the beneficial ownership of shares of common stock by (i) each person known by the Company to be the beneficial owner of more than 5% of its outstanding shares of common stock, (ii) each director and named executive officer of the Company and (iii) all directors and executive officers of the Company as a group.

Name and Address Of Beneficial Owner	Number of Shares Beneficially Owned (1)		% of Class

Anita G. Zucker, as Trustee of the Article 6 Marital Trust, a transferee of the Jerry Zucker Revocable Trust c/o The InterTech Group, Inc. 4838 Jenkins Avenue North Charleston, SC 29405

	9,000,000	(2)	47.2%
Gordian, Inc. and Gregory A. Bone 424 Peachtree Lane Paso Robles, CA 93446

	1,382,111	(3)	7.9%

Arthur D. Roche	99,171	(4)	*
John M. Badke	90,946	(5)	*
Bret M. McGowan	46,535	(6)	*
Julian A. Tiedemann	26,500	(7)	*
Steven E. Walin	3,750	(8)	*
Warren J. White	3,750	(8)	*
Total all Executive Officers and Directors as a Group (8 persons)	399,247	(9)	2.2%
* Less than 1%

(1)   All information was determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and based on 17,552,623 shares of common stock outstanding on December 18, 2017. Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power over the shares of stock owned.
(2) Consists of 7,500,000 shares of common stock and a warrant to purchase 1,500,000 shares of common stock owned directly by NIL Funding Corporation, a subsidiary of the Article 6 Marital Trust. Anita G. Zucker is the trustee of the Trust.
(3) Includes 1,306,350 shares held by Gordian, Inc. and 75,761 shares held by Gregory A. Bone. Mr. Bone is the President, a director and the principal shareholder of Gordian, Inc. and therefore may be deemed to beneficially own the securities held by Gordian, Inc.
(4)   Includes 15,000 shares held by Mr. Roche’s wife and currently exercisable options to purchase 32,000 shares.
(5)   Includes currently exercisable options to purchase 46,100 shares.
(6)   Includes currently exercisable options to purchase 28,300 shares.
(7)  Includes currently exercisable options to purchase 22,500 shares.
(8)  Consists of currently exercisable options to purchase 3,750 shares.
(9)  Includes currently exercisable options to purchase 201,800 shares.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company is a party to a Credit Agreement with NIL Funding Corporation that provides a $6 million revolving line of credit for working capital purposes (see Note 10 to the accompanying financial statements for further information). NIL Funding Corporation is an affiliate of The InterTech Group, whose Executive Vice President and Chief Operating Officer, Julian A. Tiedemann, serves as the Chairman of the Company’s Board of Directors. As of September 30, 2017, outstanding borrowings under the Agreement were $4,950,000.

On July 27, 2017, the Company entered into an Investment Agreement with NIL Funding Corporation whereby NIL agreed to purchase up to $3.0 million of shares of the Company’s common stock in connection with a rights offering of common stock to the Company’s shareholders. On November 8, 2017, subsequent to the end of the fiscal year and the closing of the rights offering, the Company sold 7,500,000 shares of common stock to NIL Funding Corporation for an aggregate purchase price of $3.0 million pursuant to the Investment Agreement.

Shezhen Infinova Limited (Infinova), a Chinese corporation which prior to the consummation of the rights offering beneficially owned in excess of 5% of the outstanding shares of the Company's common stock, serves as a contract manufacturer to the Company for certain of its products. The Company procured approximately $3.1 million and $2.0 million of products from or through Infinova in fiscal 2017 and 2016, respectively. Sales of parts to Infinova were $18,000 and $496,000 in fiscal 2017 and 2016, respectively.

To date, the Company has not adopted a formal written policy with respect to related party transactions. However, an informal unwritten policy has been in place whereby all such related-party transactions are reported to, and approved by, the full Board of Directors (other than any interested director).

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table details: the aggregate fees billed by BDO USA, LLP for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the financial statements included in the Company’s quarterly reports on Form 10-Q; the aggregate fees billed by BDO USA, LLP for audit related matters and; the aggregate fees billed by BDO USA, LLP for tax compliance, tax advice and tax planning during fiscal years ended September 30, 2017 and 2016:

	2017	2016
Audit fees	$295,000	$268,000
Audit related fees	—	—
Tax fees	49,000	56,000
Totals	$344,000	$324,000

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

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)  Financial Statements

Included in Part IV, Item 15:

Report of Independent Registered Public Accounting Firm

Financial Statements:

Consolidated Statements of Operations, years ended September 30, 2017 and 2016

Consolidated Statements of Comprehensive Loss, years ended September 30, 2017 and 2016

Consolidated Balance Sheets at September 30, 2017 and 2016

Consolidated Statements of Shareholders’ Equity, years ended September 30, 2017 and 2016

Consolidated Statements of Cash Flows, years ended September 30, 2017 and 2016

Notes to Consolidated Financial Statements, years ended September 30, 2017 and 2016

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

3.1	Articles of Incorporation (Incorporated by reference to the 1985 Annual Report on Form 10-K; Form S-2 filed in Registration Statement No. 33-10435 and Exhibit A, B and C of the 1987 Proxy Statement)
3.2	Amendment of the Certificate of Incorporation dated May 7, 2002 (Incorporated by reference to the 2002 Annual Report on Form 10-K)
3.3	By-Laws of the Company, as amended (Incorporated by reference to the Registration Statement on Form S-1 dated August 7, 2017)
4.1
Warrant to purchase 1,500,000 shares of Common Stock of Vicon Industries, Inc. issued to NIL Funding Corporation dated as of April 20, 2017 (Incorporated by reference to the Current Report on Form 8-K dated April 20, 2017)

4.2
Amendment to Warrant to purchase 1,500,000 shares of Common Stock of Vicon Industries, Inc. issued to NIL Funding Corporation dated as of July 27, 2017 (Incorporated by reference to the Current Report on Form 8-K dated July 27, 2017)

10.1	Employment and Deferred Compensation Agreement dated January 1, 2006 between the Registrant and John M. Badke (Incorporated by reference to the Current Report on Form 8-K dated March 6, 2006)
10.2
Amendment 1 to the Employment and Deferred Compensation Agreement dated November 13, 2006 between the Registrant and John M. Badke (Incorporated by reference to the Current Report on Form 8-K dated November 16, 2006)

10.3	Employment Agreement dated August 7, 2006 between the Registrant and Bret M. McGowan (Incorporated by reference to the 2006 Annual Report on Form 10-K)
10.4	2007 Stock Incentive Plan (Incorporated by reference to the Proxy Statement filed on April 27, 2007)
10.5	Credit Agreement between the Registrant and NIL Funding Corporation, dated as of March, 4, 2016 (Incorporated by reference to the Current Report on Form 8-K dated March 4, 2016)
10.6	Security Agreement by the Registrant in favor of NIL Funding Corporation, dated as of March 4, 2016 (Incorporated by reference to the Current Report on Form 8-K dated March 4, 2016)
10.7
Amended and Restated Credit Agreement between the Registrant and NIL Funding Corporation, dated as of August 18, 2016 (Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended June 30, 2016)

10.8
Amended and Restated Revolving Line of Credit Note (Facility A) between the Registrant and NIL Funding Corporation, dated as of August 18, 2016 (Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended June 30, 2016)

10.9
Revolving Line of Credit Note (Facility B) between the Registrant and NIL Funding Corporation, dated as of August 18, 2016 (Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended June 30, 2016)

10.10
Second Amended and Restated Credit Agreement between the Registrant and NIL Funding Corporation, dated as of April 20, 2017 (Incorporated by reference to the Current Report on Form 8-K dated April 20, 2017)

10.11
Amended and Restated Revolving Line of Credit Note (Facility A) between the Company and NIL Funding Corporation, dated as of April 20, 2017 (Incorporated by reference to the Current Report on Form 8-K dated April 20, 2017)

10.12
Amended and Restated Revolving Line of Credit Note (Facility B) between the Company and NIL Funding Corporation, dated as of April 20, 2017 (Incorporated by reference to the Current Report on Form 8-K dated April 20, 2017)

10.13	Investment Agreement between the Company and NIL Funding Corporation, dated as of July 27, 2017 (Incorporated by reference to the Current Report on Form 8-K dated July 27, 2017)
21	Subsidiaries of the Registrant (Incorporated by reference to the Notes to the Consolidated Financial Statements)
23	Consent of BDO USA, LLP
Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Vicon Industries, Inc.

We have audited the accompanying consolidated balance sheets of Vicon Industries, Inc. as of September 30, 2017 and 2016 and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vicon Industries, Inc. at September 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 13, the Company has incurred losses from operations and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Melville, New York
December 29, 2017

VICON INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended September 30, 2017 and 2016

	2017	2016
Net sales	$26,651,631	$35,759,651
Cost of sales	16,499,372	22,402,117
Gross profit	10,152,259	13,357,534
Operating expenses:
Selling, general and administrative expense	11,135,545	13,656,969
Engineering and development expense	4,811,465	5,193,085
Goodwill and intangible asset writedowns	838,500	7,995,636
	16,785,510	26,845,690
Operating loss	(6,633,251)	(13,488,156)
Other income (expense):
Gain on sale of building	—	784,896
Interest expense	(379,767)	(71,332)
Interest income	1,438	608
Loss before income taxes	(7,011,580)	(12,773,984)
Income tax expense	—	—
Net loss	$(7,011,580)	$(12,773,984)
Loss per share:
Basic	$(.75)	$(1.37)
Diluted	$(.75)	$(1.37)

See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Years Ended September 30, 2017 and 2016

	2017	2016
Net loss	$(7,011,580)	$(12,773,984)
Other comprehensive income (loss):
Unrealized gain (loss) on securities	(424)	173
Foreign currency translation adjustment	373,225	(251,718)
Other comprehensive income (loss)	372,801	(251,545)
Comprehensive loss	$(6,638,779)	$(13,025,529)

See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2017 and 2016

ASSETS	2017	2016
Current Assets:
Cash and cash equivalents	$2,253,952	$1,954,422
Marketable securities	13,555	13,545
Accounts receivable (less allowance of $946,000 in 2017 and $1,069,000 in 2016)	4,349,733	6,158,504
Inventories:
Parts, components and materials	783,553	1,432,135
Work-in-process	985,934	812,455
Finished products	4,780,514	4,745,660
	6,550,001	6,990,250
Prepaid expenses and other current assets	782,128	572,440
Total current assets	13,949,369	15,689,161
Property, plant and equipment:
Leasehold improvements	195,950	188,728
Machinery, equipment and vehicles	5,842,970	5,677,241

Property, plant and equipment	6,038,920	5,865,969
Less accumulated depreciation and amortization	5,637,222	5,345,786
Property, plant and equipment, net	401,698	520,183
Intangible assets, net	—	1,106,500
Other assets	1,116,583	761,865
TOTAL ASSETS	$15,467,650	$18,077,709

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,138,057	$2,551,080
Accrued compensation and employee benefits	1,629,175	1,701,103
Accrued expenses	1,169,392	1,472,272
Unearned revenue	500,878	476,565
Total current liabilities	6,437,502	6,201,020
Revolving credit borrowings	4,950,000	1,750,000
Unearned revenue-non current	139,601	76,950
Other long-term liabilities	1,570,861	1,522,825
Total liabilities	13,097,964	9,550,795
Commitments and contingencies - Note 8
Shareholders' equity:
Common stock, par value $.01 per share authorized - 25,000,000 shares issued - 10,044,827 shares	100,448	100,448
Capital in excess of par value	40,999,470	40,517,919
Accumulated deficit	(35,136,539)	(28,124,959)
Treasury stock at cost, 696,439 shares in 2017 and 2016	(3,437,643)	(3,437,643)
Accumulated other comprehensive loss	(156,050)	(528,851)
Total shareholders' equity	2,369,686	8,526,914
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$15,467,650	$18,077,709
See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended September 30, 2017 and 2016

	Shares	Common Stock	Capital in excess of par value	Accumulated deficit	Treasury Stock	Accumulated other compre-hensive income (loss)	Total share- holders' equity
September 30, 2015	10,010,995	$100,110	$40,972,205	$(15,350,975)	$(3,979,852)	$(277,306)	$21,464,182
Net loss	—	—	—	(12,773,984)	—	—	(12,773,984)
Foreign currency translation adjustment	—	—	—	—	—	(251,718)	(251,718)
Unrealized gain on marketable securities	—	—	—	—	—	173	173
Distribution of deferred compensation shares	22,050	220	(542,429)	—	542,209	—	—
Exercise of stock options	11,782	118	5,066	—	—	—	5,184
Stock-based compensation	—	—	81,593	—	—	—	81,593
Deferred compensation amortization	—	—	1,484	—	—	—	1,484
September 30, 2016	10,044,827	$100,448	$40,517,919	$(28,124,959)	$(3,437,643)	$(528,851)	$8,526,914

Net loss	—	—	—	(7,011,580)	—	—	(7,011,580)
Foreign currency translation adjustment	—	—	—	—	—	373,225	373,225
Unrealized loss on marketable securities	—	—	—	—	—	(424)	(424)
Issuance of warrants	—	—	438,000	—	—	—	438,000
Stock-based compensation	—	—	42,071	—	—	—	42,071
Deferred compensation amortization	—	—	1,480	—	—	—	1,480
September 30, 2017	10,044,827	$100,448	$40,999,470	$(35,136,539)	$(3,437,643)	$(156,050)	$2,369,686
See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended September 30, 2017 and 2016

	2017	2016
Cash flows from operating activities:
Net loss	$(7,011,580)	$(12,773,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill and intangible asset impairments	838,500	7,995,636
Gain on sale of building	—	(784,896)
Depreciation and amortization	626,332	850,697
Amortization of deferred compensation	1,480	1,484
Stock compensation expense	42,071	81,593
Change in assets and liabilities, net of acquisition:
Accounts receivable, net	1,820,642	4,312,092
Inventories	496,078	1,406,203
Prepaid expenses and other current assets	(202,892)	(96,348)
Other assets	(15,935)	(39,842)
Accounts payable	555,832	(2,983,822)
Accrued compensation and employee benefits	(74,723)	(1,188,773)
Accrued expenses	(304,136)	(156,448)
Unearned revenue	86,964	(380,402)
Other liabilities	46,382	26,003
Net cash used in operating activities	(3,094,985)	(3,730,807)

Cash flows from investing activities:
Proceeds from sale of building, net	—	1,512,320
Net increase in marketable securities	(434)	(325)
Capital expenditures	(138,443)	(199,859)
Net cash provided by (used in) investing activities	(138,877)	1,312,136

Cash flows from financing activities:
Revolving credit borrowings	3,200,000	1,750,000
Proceeds from exercise of stock options	—	5,184
Net cash provided by financing activities	3,200,000	1,755,184

Effect of exchange rate changes on cash	333,392	227,500
Net increase (decrease) in cash	299,530	(435,987)
Cash and cash equivalents at beginning of year	1,954,422	2,390,409
Cash and cash equivalents at end of year	$2,253,952	$1,954,422

Cash paid during the fiscal year for:
Income taxes	$21,751	$20,425
Interest	$231,113	$71,497
Non-cash investing and financing activities:
Warrants issued	$438,000	$—

See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2017 and 2016

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

Marketable Securities

At September 30, 2017, marketable securities consisted of mutual fund investments principally in federal, state and local government debt securities of $13,555.  Such mutual fund investments are stated at market value based on quoted market prices (Level 1 inputs) and are classified as available-for-sale under ASC 320, with cumulative unrealized gains and losses reported in accumulated other comprehensive loss as a component of shareholders’ equity.  The cost of such securities was $14,114 and $13,680 at September 30, 2017 and 2016, respectively, with $(559) and $(135) of cumulative unrealized losses, net of tax where applicable, included in the carrying amounts at September 30, 2017 and 2016, respectively.

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

Property, plant, and equipment are recorded at cost and are being depreciated over periods ranging from 2 to 10 years. Intangible assets are being amortized over periods ranging from 7 to 15 years. Depreciation and amortization expense was $626,332 and $850,697 for the years ended September 30, 2017 and 2016.

Engineering and Development

Product engineering and development costs are charged to expense as incurred, and amounted to $4,811,465 and $5,193,085 in fiscal 2017 and 2016, respectively. The Company evaluates the establishment of technological feasibility of its software in accordance with ASC 985 ("Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed"). The Company has determined that technological feasibility for its new products is reached shortly before products are released for field testing. Costs incurred after technological feasibility has been established have not been material and are expensed as incurred.

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

Foreign Currency Translation

The Company translates the financial statements of its foreign subsidiaries by applying the current rate method under which assets and liabilities are translated at the exchange rate on the balance sheet date, while revenues, costs, and expenses are translated at the average exchange rate for the reporting period.  The resulting cumulative translation adjustment of $(155,491) and $(528,716) at September 30, 2017 and 2016, respectively, is recorded as a component of shareholders' equity in accumulated other comprehensive loss.

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

On December 22, 2017, new tax legislation came into effect. The provisions are generally effective for years beginning on or after January 1, 2018. The most impactful item to the Company in the new law is the change in tax rate from 34% to 21%. This will reduce the gross US deferred tax assets prior to existing full valuation allowance from an effective rate of 38% to an effective rate of 25.75%. The current provision and disclosures do not reflect the new tax legislation. Given the full valuation allowance, the change is not expected to have a significant impact on the financial statements.

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

Changes in the Company's warranty liability (included in accrued expenses) for the fiscal years ended September 30, 2017 and 2016 were as follows:

	2017	2016
Balance at beginning of year	$681,000	$650,000
Provision for warranties	124,000	423,000
Expenses incurred	(374,000)	(392,000)
Balance at end of year	$431,000	$681,000

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

Accounting for Stock-Based Compensation

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share based payments to employees, including stock options, stock appreciation rights (SARs) and common stock share awards, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period.  For the years ended September 30, 2017 and 2016, the Company recorded non-cash compensation expense of $42,071 ($.00 per basic and diluted share) and $81,593 ($.01 per basic and diluted share), respectively, relating to stock-based compensation.

No options were granted during the fiscal year ended September 30, 2017. The fair value for options granted during the fiscal year ended September 30, 2016 was determined at the date of grant using a Black-Scholes valuation model and the straight-line attribution approach using the following weighted average assumptions:

2016
Risk-free interest rate	1.6%
Dividend yield	0.0%
Volatility factor	72.5%
Weighted average expected life	7.0 years

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

NOTE 2. Goodwill and Intangible Assets

The Company recognized goodwill in connection with its August 29, 2014 IQinVision business combination. The Company conducted an impairment test at March 31, 2016 using the income approach and determined that its goodwill carrying value was fully impaired. As a result, the Company recorded an impairment charge of $6.0 million in the quarter ended March 31, 2016. This noncash charge was principally based upon an updated assessment of the Company's continuing depressed market valuation and operating losses. In addition, the Company determined that its technology asset was fully impaired due to the redesign of its acquired camera line and, as a result, recorded an impairment charge of $2.0 million at September 30, 2016. The Company also determined that its tradenames and customer relationships assets were fully impaired due to declining revenues from the acquired customers and, as a result, recorded impairment an charge of $838,500 at September 30, 2017.

The components and estimated useful lives of intangible assets as of September 30, 2017 and 2016 are stated below.

	September 30, 2017		September 30, 2016
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Estimated Useful Life
Definite-lived intangibles:
Customer relationships	—	—	910,000	371,833	7 years
Tradenames	—	—	660,000	91,667	15 years
	$—	$—	$1,570,000	$463,500

The activity in the goodwill balance consists of the following:

Balance at October 1, 2015	$6,016,469
Goodwill Impairment	(6,016,469)
Balance at September 30, 2016	—
Changes in Goodwill	—
Balance at September 30, 2017	$—

Amortization expense related to intangible assets for the year ended September 30, 2017 and 2016 was $268,000 and $517,000, respectively.

NOTE 3.  Income Taxes

No income tax benefit was recognized on losses reported for the years presented due to uncertainty of realization. In fiscal 2011, the Company provided a valuation allowance against its deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on subsequent reported pretax losses.

A reconciliation of the U.S. statutory tax rate to the Company’s effective tax rate follows:

	2017		2016
	Amount	Percent	Amount	Percent
U.S. statutory tax	$(2,384,000)	(34.0)%	$(4,343,000)	(34.0)%
Increase in valuation allowance	2,280,000	32.5	2,318,000	18.1
Goodwill writedown	—	—	2,046,000	16.0
Foreign tax rate differences	238,000	3.4	—	—
Permanent differences	18,000	0.3	45,000	0.4
State tax, net of federal benefit	(126,000)	(1.8)	(119,000)	(0.9)
Other, net	(26,000)	(0.4)	53,000	0.4
Effective tax rate	$—	—%	$—	—%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at September 30, 2017 and 2016 are presented below:

	2017	2016
Deferred tax assets:
Inventories	$1,543,000	$1,558,000
Accrued compensation	539,000	528,000
Warranty accrual	150,000	244,000
Depreciation	100,000	98,000
Allowance for doubtful accounts receivable	320,000	337,000
Unearned revenue	237,000	205,000
U.S. net operating loss carryforwards	8,794,000	7,223,000
Foreign net operating loss carryforwards	1,916,000	1,575,000
Tax credits	989,000	989,000
Other	1,181,000	724,000
Gross deferred tax assets	15,769,000	13,481,000
Deferred tax liabilities:
Other	64,000	56,000
Gross deferred tax liabilities	64,000	56,000
Total deferred tax assets and liabilities	15,705,000	13,425,000
Less valuation allowance	(15,705,000)	(13,425,000)
Net deferred tax assets and liabilities	$—	$—

Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which a tax benefit has been recorded in the income statement. As of September 30, 2017, there were no undistributed earnings of foreign subsidiaries.

The Company provides for a valuation allowance against its deferred tax assets due to the uncertainty of future realization. The full valuation allowance is determined to be appropriate due to the Company's operating losses since fiscal year 2010 and the inherent uncertainties of predicting future operating results in periods over which such net tax differences become deductible.

Pretax domestic loss amounted to approximately $(5,309,000) and ($12,441,000) in fiscal years 2017 and 2016, respectively.  Pretax foreign loss amounted to approximately ($1,703,000) and ($333,000) in fiscal years 2017 and 2016, respectively. The Company has U.S. and foreign net operating loss carryforwards (NOLs) of approximately $23.8 million and $8.7 million, respectively, available to offset future taxable income. Such NOLs can be carried forward over periods through September 30, 2037 in the U.S. and indefinitely in foreign jurisdictions. On August 29, 2014, the Company merged with IQinVision, Inc. In connection with this merger, the Company's ability to utilize pre-merger net operating losses and tax credit carryforwards in the future is subject to certain limitations pursuant to Section 382 of the Internal Revenue Code. The annual limitation on utilization of the Company's U.S. net operating loss carryforwards is presently estimated at $500,000.

Subsequent to year end, on November 7, 2017 the Company completed a rights offering that could further limit its ability to utilize prior net operating losses and tax credit carryforwards in the future pursuant to Section 382 of the Internal Revenue Code. This will not materially impact the balance sheet or statement of operations as all deferred tax assets have a full valuation allowance.

The Company follows the provisions of ASC 740 as it relates to uncertain tax positions. Unrecognized tax benefits activity for the years ended September 30, 2017 and 2016 is summarized below:

	2017	2016
Beginning balance	$45,000	$45,000
Additions (reductions) based on tax positions related to prior years
	—	—
Additions (reductions) based on tax positions related to the current year
	—	—
Ending balance	$45,000	$45,000

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  At September 30, 2017 and 2016, there was no accrued net interest and penalties related to tax positions taken or to be taken on the Company’s tax returns and recorded as part of the reserves for uncertain tax positions.  The Company files U.S. Federal and State income tax returns and foreign tax returns in the United Kingdom, Germany and Israel.  The Company is generally no longer subject to tax examinations for fiscal years prior to 2014 in the U.S. and 2011 in the U.K., Germany and Israel.

NOTE 4.  Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss balances at September 30, 2017 and 2016 consisted of the following:

	2017	2016
Foreign currency translation adjustment	$(155,491)	$(528,716)
Unrealized loss on marketable securities	(559)	(135)
Accumulated other comprehensive loss	$(156,050)	$(528,851)

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

Net sales and long-lived assets related to operations in the United States and other foreign countries for the fiscal years ended September 30, 2017 and 2016 are as follows:

	2017	2016
Net sales
U.S.	$21,698,526	$27,534,522
Foreign	4,953,105	8,225,129
Total	$26,651,631	$35,759,651
Long-lived assets
U.S.	$271,258	$1,466,822
Foreign	130,440	159,861
Total	$401,698	$1,626,683

U.S. sales include $3,333,429 and $4,062,421 for export in fiscal years 2017 and 2016, respectively.  Foreign sales principally represent sales from the Company’s Europe based subsidiaries.

NOTE 6.  Long-Term Equity Incentive Plans

The Company maintains stock incentive plans that provide for the grant of incentive and non-qualified options, stock appreciation rights ("SARs") and common stock awards covering a total of 808,333 shares of common stock reserved for issuance to key employees, including officers and directors, as of September 30, 2017. All options and SARs are issued at fair market value at the grant date and are exercisable in varying installments according to the plans.  SARs provide the holder the right to receive, upon exercise, the excess of the exercise date fair market value over the grant date fair market value of a share of the Company's common stock in the form of equivalent shares of common stock at market value, cash or a combination of both. The plans allow for the payment of option exercises through the surrender of previously owned mature shares based on the fair market value of such shares at the date of surrender.  Such surrendering of mature shares by holders results in an increase to treasury stock based on the stock price on date of surrender.  There were 195,668 options and SARs available for grant under these plans at September 30, 2017.

Changes in outstanding stock options for the two years ended September 30, 2017 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at September 30, 2015	539,768	$3.36
Options granted	40,000	$1.33
Options exercised	(11,782)	$0.44
Options forfeited	(31,756)	$2.83
Outstanding at September 30, 2016	536,230	$3.31
Options granted	—	—
Options exercised	—	—
Options forfeited	(80,497)	$2.86
Outstanding at September 30, 2017	455,733	$3.39	3.6	$—
Exercisable at September 30, 2017	393,683	$3.68	2.9	$—

The weighted-average grant date fair value of options granted during the year ended September 30, 2016 was $0.88. As of September 30, 2017, there was $36,458 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted-average period of 0.9 years.

Changes in outstanding SARs for the two years ended September 30, 2017 are as follows:

	Number of SARs	Weighted Average Base Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at September 30, 2015	100,994	$3.05
SARs granted	—	—
SARs exercised	—	—
SARs forfeited	(20,198)	$2.93
Outstanding at September 30, 2016	80,796	$3.08
SARs granted	—	—
SARs exercised	—	—
SARs forfeited	—	—
Outstanding at September 30, 2017	80,796	$3.08	0.3	—
Exercisable at September 30, 2017	80,796	$3.08	0.3	—

As of September 30, 2017, there was no unrecognized compensation cost related to nonvested SARs.

NOTE 7.  Loss Per Share

The following table provides the components of the basic and diluted loss per share (EPS) computations:

	2017	2016
Basic EPS Computation
Net loss	$(7,011,580)	$(12,773,984)
Weighted average shares outstanding	9,348,388	9,341,030
Basic loss per share	$(.75)	$(1.37)

Diluted EPS Computation
Net loss	$(7,011,580)	$(12,773,984)
Weighted average shares outstanding	9,348,388	9,341,030
Stock options	—	—
Stock compensation arrangements	—	—
Diluted shares outstanding	9,348,388	9,341,030
Diluted loss per share	$(.75)	$(1.37)

For fiscal years 2017 and 2016, all outstanding stock options, warrants and shares issuable under stock compensation arrangements totaling 2,043,090 and 623,587 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive. The actual effect of these stock options and shares, if any, on the diluted earnings per share calculation will vary significantly depending on fluctuations in the market price of the Company's stock.

NOTE 8.  Commitments and Contingencies

The Company leases vehicles and occupies certain facilities under operating leases that expire at various dates through 2021.  The leases, which cover periods from three to eight years, generally provide for renewal options at specified rental amounts.  The aggregate operating lease commitment at September 30, 2017 was $1,845,000 with minimum rentals for the fiscal years shown as follows: 2018 - $774,000; 2019 - $726,000; 2020 - $274,000; and 2021 - $71,000. Rent expense for fiscal 2017 and 2016 was approximately $696,114 and $690,020, respectively.

The Company is a party to employment agreements with certain of its officers that provide for, among other things, the payment of compensation if there is a change in control without Board of Director approval (as defined in the agreements).  The contingent liability under such change in control provisions at September 30, 2017 would have been approximately $1.7 million.  Certain of the Company’s employment agreements with its officers provide for a severance/retirement benefit upon certain occurrences or at a specified date of retirement, absent a change in control, aggregating $1.0 million at September 30, 2017.  The Company is amortizing such obligation to expense on the straight-line method through the specified dates of retirement.  Such expense amounted to approximately $38,000 and $38,000 in fiscal 2017 and 2016, respectively.

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

NOTE 9.  Operating Facilities Sale

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

On April 20, 2017, the Company entered into a Second Amended and Restated Credit Agreement (the “Second Amended Agreement”) with NIL Funding Corporation, under which only $2 million of the $6 million facility is subject to a borrowing formula, effectively providing the Company with $2 million of additional borrowing availability. The Second Amended Agreement also extends the maturity date of the credit facility to April 2, 2019, and reduces the Company’s minimum tangible net worth requirement, but is otherwise substantially similar to the Amended Agreement. At September 30, 2017, the Company was in compliance with this covenant. As of September 30, 2017, outstanding borrowings under the Amended Agreement were $4.95 million.

In connection with the Second Amended Agreement, NIL Funding was issued a three-year warrant to purchase 1.5 million shares of the Company's common stock at a price of $.40 per share. The fair value of the warrant at the date of issuance was $438,000, which is being amortized over the two-year remaining credit facility term from the date of issuance. At September 30, 2017, there was $339,000 of deferred warrant issuance costs included in other assets in the accompanying balance sheets.

The fair value for the warrants was determined at the date of issuance using a Black-Scholes valuation model and the straight-line attribution approach using the following weighted average assumptions (see Note 1 for further discussion of Black Scholes valuation method):

2017
Risk-free interest rate	1.4%
Dividend yield	0.0%
Volatility factor	125.6%
Weighted average expected life	3.0 years

Changes in outstanding warrants for the two years ended September 30, 2017 are as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at September 30, 2015	—	—
Warrants exercised	—	—
Warrants forfeited	—	—
Outstanding at September 30, 2016	—	—
Warrants granted	1,500,000	$0.40
Warrants exercised	—	—
Warrants forfeited	—	—
Outstanding at September 30, 2017	1,500,000	$0.40	2.6	$—
Exercisable at September 30, 2017	1,500,000	$0.40	2.6	$—

NOTE 11. Related Party Transactions

The Company has entered into a Credit Agreement with NIL Funding Corporation, which is an affiliate of The InterTech Group. The Chairman of the Company’s Board of Directors, Julian A. Tiedemann, serves as the Executive Vice President and Chief Operating Officer of The InterTech Group (see Note 10. Credit Agreement for further information).

On July 27, 2017, the Company entered into an Investment Agreement with NIL Funding Corporation whereby NIL agreed to purchase up to $3.0 million of shares of the Company’s common stock in connection with a rights offering of common stock to the Company’s shareholders. On November 8, 2017, subsequent to the end of the fiscal year and the closing of the rights offering, the Company sold 7,500,000 shares of common stock to NIL Funding Corporation for an aggregate purchase price of $3.0 million pursuant to the Investment Agreement.

Shezhen Infinova Limited (Infinova), a Chinese corporation which prior to the consummation of the Company’s rights offering beneficially owned in excess of 5% of the outstanding shares of the Company’s common stock, began serving as a contract manufacturer to the Company for certain of its products in fiscal 2016. The Company procured approximately $3.1 million and $2.0 million of products from Infinova in fiscal 2017 and 2016, respectively. Sales of Vicon products to Infinova were $18,000 and $496,000 in 2017 and 2016, respectively. At September 30, 2017, the Company owed $690,000 to Infinova and Infinova owed $14,000 to the Company resulting from purchases and sales of products.

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

In February 2016, the FASB issued guidance on lease accounting requiring lessees to recognize a right-of-use asset and a lease liability for long-term leases. The liability will be equal to the present value of lease payments. The standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. This guidance must be applied using a modified retrospective transition approach to all annual and interim periods presented and is effective for the Company beginning in fiscal 2019. The Company is currently in the initial stages of evaluating the effect of implementing this guidance.

In March 2016, the FASB issued guidance on simplifying several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance requires a mix of prospective, modified retrospective, and retrospective transition to all annual and interim periods presented and is effective for the Company beginning in fiscal 2018. The Company does not expect the adoption of this guidance to have a material effect on its operating results or financial position.

In January 2017, the FASB issued guidance that clarifies the definition of a business, which will impact many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The new standard is intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for the Company beginning in fiscal 2019 and will be considered for any future acquisitions.

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
The Company continues to incur operating losses due to decreased revenue levels and ongoing strategic investments. Since 2012, the Company has made a significant investment in the development of a completely new, and strategically critical, video management system (VMS). The first release of this product offering was launched in January 2017 and is ultimately expected to enhance the Company’s market competitiveness. The funding of this major development effort has contributed to the ongoing operating losses and depletion of cash reserves. In response, the Company phased in material operating expense reductions over the course of the past several years. However, the Company intends to continue funding the development of its new VMS platform and rebuilding its market channels.
At September 30, 2017, the Company had $2.3 million of cash reserves and $1.05 million of maximum borrowings available under its Credit Agreement, which is subject in part to a borrowing-base formula. Cash losses over the past several years have been financed by credit facility borrowings, the sale of the Company’s two principal operating facilities and ongoing management of working capital levels. The Company expects to continue to draw on its credit facility to the extent available to finance its near term working capital needs.

Subsequent to year end, the Company received approximately $3.1 million of net cash proceeds from the sale of its common stock upon the closing of a rights offering, which included $3 million of funding under the related backstop commitment provided by NIL Funding Corporation, the Company’s secured lender. Notwithstanding the cash infusion, the Company may require additional financing over the next twelve months to implement its planned business objectives and strategies. Accordingly, and in light of the Company's historic and continuing losses, there is substantial doubt about the Company's ability to continue as a going concern.

NOTE 14. Subsequent Event

On November 7, 2017, the Company completed a rights offering of common stock to its existing shareholders, whereby it raised approximately $282,000 of gross proceeds for the issuance of 704,235 shares of its common stock pursuant to subscription commitments. On November 8, 2017, following the closing of the rights offering, the Company issued 7,500,000 shares of its common stock to NIL Funding Corporation for an aggregate purchase price of $3.0 million, pursuant to an Investment Agreement between the Company and NIL Funding Corporation, dated as of July 27, 2017. The net proceeds from the rights offering and Investment Agreement were used by the Company to pay down interest bearing borrowings under its Credit Agreement.

Following the completion of the rights offering and the related backstop commitment, the Company had a total of 17,552,623 shares of its common stock outstanding. NIL Funding Corporation is a subsidiary of the Article 6 Marital Trust, of which Anita G. Zucker is the trustee.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICON INDUSTRIES, INC.

By /s/ John M. Badke
John M. Badke
Chief Executive Officer and
Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

December 29, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

VICON INDUSTRIES, INC.

/s/ Julian A. Tiedemann		December 29, 2017
Julian A. Tiedemann	Chairman of the Board of Directors	Date

/s/ Arthur D. Roche		December 29, 2017
Arthur D. Roche	Director	Date

/s/ Steven E. Walin		December 29, 2017
Steven E. Walin	Director	Date

/s/ Warren J. White		December 29, 2017
Warren J. White	Director	Date