Form 10-Q
period 2017-12-31
VICON INDUSTRIES INC /NY/
filed 2018-02-14
CIK 310056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017

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

At February 13, 2018, the registrant had outstanding 17,552,623 shares of Common Stock, $.01 par value.

VICON INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VICON INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	12/31/2017	12/31/2016

Net sales	$7,747,136	$6,604,978
Cost of sales	4,787,596	4,032,819
Gross profit	2,959,540	2,572,159

Operating expenses:
Selling, general and administrative expense	2,956,349	2,680,857
Engineering and development expense	1,176,018	1,139,976
	4,132,367	3,820,833

Operating loss	(1,172,827)	(1,248,674)

Other income (expense):
Interest income	340	233
Interest expense	(144,346)	(53,568)

Loss before income taxes	(1,316,833)	(1,302,009)

Income tax expense	—	—

Net loss	$(1,316,833)	$(1,302,009)

Loss per share:
Basic	$(.09)	$(.14)

Diluted	$(.09)	$(.14)

Weighted average shares outstanding:

Basic	14,171,572	9,348,388

Diluted	14,171,572	9,348,388

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended
	12/31/2017	12/31/2016
Net loss	$(1,316,833)	$(1,302,009)
Other comprehensive income:
Unrealized loss on securities	(90)	(411)
Foreign currency translation adjustment	9,278	135,238
Other comprehensive income	9,188	134,827
Comprehensive loss	$(1,307,645)	$(1,167,182)

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	12/31/2017	9/30/2017
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$2,293,855	$2,253,952
Marketable securities	13,560	13,555
Accounts receivable, net	5,576,354	4,349,733
Inventories:
Parts, components, and materials	713,612	783,553
Work-in-process	907,394	985,934
Finished products	4,989,575	4,780,514
	6,610,581	6,550,001
Prepaid expenses and other current assets	549,836	782,128
TOTAL CURRENT ASSETS	15,044,186	13,949,369

Property, plant and equipment	6,067,842	6,038,920
Less accumulated depreciation and amortization	(5,701,882)	(5,637,222)
	365,960	401,698
Other assets	1,073,911	1,116,583
TOTAL ASSETS	$16,484,057	$15,467,650

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,690,630	$3,138,057
Accrued compensation and employee benefits	1,774,935	1,629,175
Accrued expenses	1,208,837	1,169,392
Unearned revenue	407,620	500,878
TOTAL CURRENT LIABILITIES	7,082,022	6,437,502

Revolving credit borrowings	3,500,000	4,950,000
Unearned revenue - non current	171,220	139,601
Other long-term liabilities	1,595,549	1,570,861
TOTAL LIABILITIES	12,348,791	13,097,964
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, par value $.01 per share authorized - 25,000,000 shares issued - 18,249,062 and 10,044,827 shares, respectively	182,491	100,448
Capital in excess of par value	43,990,652	40,999,470
Accumulated deficit	(36,453,372)	(35,136,539)
Treasury stock at cost, 696,439 shares	(3,437,643)	(3,437,643)
Accumulated other comprehensive loss	(146,862)	(156,050)
TOTAL SHAREHOLDERS’ EQUITY	4,135,266	2,369,686
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,484,057	$15,467,650

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	12/31/2017	12/31/2016
Cash flows from operating activities:
Net loss	$(1,316,833)	$(1,302,009)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	56,316	128,695
Amortization of deferred warrant expense	59,416	—
Stock compensation expense	6,911	12,399
Change in assets and liabilities:
Accounts receivable, net	(1,213,497)	1,296,548
Inventories, net	(48,808)	(312,261)
Prepaid expenses and other current assets	234,930	62,766
Other assets	(16,744)	25,526
Accounts payable	542,426	676,549
Accrued compensation and employee benefits	144,809	78,803
Accrued expenses	39,001	(146,777)
Unearned revenue	(61,639)	64,301
Other liabilities	24,071	(6,520)
Net cash provided by (used in) operating activities	(1,549,641)	578,020

Cash flows from investing activities:
Net increase in marketable securities	(95)	(165)
Capital expenditures	(19,513)	(42,605)
Net cash used in investing activities	(19,608)	(42,770)

Cash flows from financing activities:
Revolving credit borrowings	(1,450,000)	—
Net proceeds from rights offering and investment agreement	3,065,941	—
Net cash provided by financing activities	1,615,941	—
Effect of exchange rate changes on cash	(6,789)	279,450

Net increase in cash	39,903	814,700
Cash and cash equivalents at beginning of year	2,253,952	1,954,422
Cash and cash equivalents at end of period	$2,293,855	$2,769,122

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2017

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2018.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2017.

Note 2:  Marketable Securities

Marketable securities consist of mutual fund investments principally in federal, state and local government debt securities of $13,560 as of December 31, 2017.  Such mutual fund investments are stated at market value based on quoted market prices (Level 1 inputs) and are classified as available-for-sale under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320, with unrealized gains and losses reported in accumulated other comprehensive loss as a component of shareholders’ equity. The cost of such securities at December 31, 2017 was $14,209, with $649 of cumulative unrealized losses reported at December 31, 2017.

Note 3:  Accounts Receivable

Accounts receivable is stated net of an allowance for uncollectible accounts of $953,000 and $946,000 as of December 31, 2017 and September 30, 2017, respectively.

Note 4:  Loss per Share

Basic loss per share (EPS) is computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options and under deferred compensation agreements.

The following tables provide the components of the basic and diluted EPS computations for the three month periods ended December 31, 2017 and 2016:

	Three Months Ended
	December 31,
	2017	2016
Basic EPS Computation
Net loss	$(1,316,833)	$(1,302,009)
Weighted average shares outstanding	14,171,572	9,348,388
Basic loss per share	$(.09)	$(.14)

	Three Months Ended
	December 31,
	2017	2016
Diluted EPS Computation
Net loss	$(1,316,833)	$(1,302,009)

Weighted average shares outstanding	14,171,572	9,348,388
Stock options	—	—
Stock compensation arrangements	—	—
Warrants	—	—
Diluted shares outstanding	14,171,572	9,348,388

Diluted loss per share	$(.09)	$(.14)

For the three month periods ended December 31, 2017 and 2016, all outstanding stock options, warrants and shares issuable under stock compensation arrangements totaling 2,034,506 and 623,587 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive. The actual effect of these stock options and shares, if any, on the diluted earnings per share calculation will vary significantly depending on fluctuations in the market price of the Company's stock.

Note 5:   Accumulated Other Comprehensive Loss

The Company's accumulated other comprehensive loss balances at December 31, 2017 and September 30, 2017 consisted of the following:

	December 31, 2017	September 30, 2017
Foreign currency translation adjustment	$(146,213)	$(155,491)
Unrealized loss on marketable securities	(649)	(559)
Accumulated other comprehensive loss	$(146,862)	$(156,050)

Note 6:   Stock-Based Compensation

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

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their grant date fair values and over the requisite service period.  For the three month periods ended December 31, 2017 and 2016, the Company recorded non-cash compensation expense of $6,911 and $12,399, respectively ($.00 and $.00 per basic and diluted share, respectively), relating to stock compensation.

Note 7:  Recent Accounting Pronouncements

In May 2014, the FASB issued guidance on revenue from contracts with customers. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved, in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. This guidance permits the use of either the retrospective or cumulative effect transition method and is effective for the Company beginning in fiscal 2019; early adoption is not permitted prior to the first quarter of fiscal 2018. The Company is currently in the initial stages of evaluating the effect of implementing this guidance.

In February 2016, the FASB issued guidance on lease accounting requiring lessees to recognize a right-of-use asset and a lease liability for long-term leases. The liability will be equal to the present value of lease payments. The standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. This guidance must be applied using a modified retrospective transition approach to all annual and interim periods presented and is effective for the Company beginning in fiscal 2020. The Company is currently in the initial stages of evaluating the effect of implementing this guidance.

In March 2016, the FASB issued guidance on simplifying several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance requires a mix of prospective, modified retrospective, and retrospective transition to all annual and interim periods presented and was effective for the Company beginning in fiscal 2018. The adoption of this guidance did not have a material effect on the Company's operating results or financial position.

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

Note 8:  Income Taxes

Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which a tax benefit has been recorded in the income statement. The Company has a valuation allowance against its deferred tax assets due to the uncertainty of future realization. The full valuation allowance is determined to be appropriate due to the Company's operating losses since fiscal year 2010 and the inherent uncertainties of predicting future operating results in periods over which such net tax differences become deductible. At December 31, 2017, the Company had, as adjusted for the Tax Act (see below), approximately $11.5 million of unrecognized net deferred tax assets available, which includes approximately $7.7 million of tax effected U.S. and foreign net operating loss carryforwards. On August 29, 2014, the Company merged with IQinVision, Inc. In connection with this merger, the Company's ability to utilize pre-merger net operating losses and tax credit carryforwards in the future is subject to certain limitations pursuant to Section 382 of the Internal Revenue Code. The annual limitation on utilization of the Company's U.S. net operating loss carryforwards is presently estimated at $500,000. On November 7, 2017 the Company completed a rights offering that could further limit its ability to utilize prior net operating losses and tax credit carryforwards in the future pursuant to Section 382 of the Internal Revenue Code. This will not materially impact the balance sheet or statement of operations as all deferred tax assets have a full valuation allowance.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affects 2017. The Tax Act also establishes new tax laws that will affect 2018 and after, including a reduction in the U.S. federal corporate income tax rate from 34% to 21%.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. The Company is still evaluating whether certain tax credits will be recoverable but does not believe that it will have a material impact on the Company's operating results or financial condition.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  The Company files U.S. Federal and State income tax returns and foreign tax returns in the United Kingdom, Germany and Israel.  The Company is generally no longer subject to tax examinations in such jurisdictions for fiscal years prior to 2014 in the U.S. and 2011 in the U.K., Germany and Israel.

Note 9:  Fair Value

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

Note 10: Product Warranties

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

Changes in the Company's warranty liability (included in accrued expenses) for the three month periods ended December 31, 2017 and 2016 were as follows:

	Three Months Ended December 31,
	2017	2016
Balance at beginning of period	$431,000	$650,000
Provision for warranties	83,000	114,000
Expenses incurred	(83,000)	(114,000)
Balance at end of period	$431,000	$650,000

Note 11: Credit Agreement

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

On April 20, 2017, the Company entered into a Second Amended and Restated Credit Agreement (the “Second Amended Agreement”) with NIL Funding Corporation, under which only $2 million of the $6 million facility is subject to a borrowing formula, effectively providing the Company with $2 million of additional borrowing availability. The Second Amended Agreement also extends the maturity date of the credit facility to April 2, 2019, and reduces the Company’s minimum tangible net worth requirement, but is otherwise substantially similar to the Amended Agreement. At December 31, 2017, the Company was in compliance with this covenant. As of December 31, 2017, outstanding borrowings under the Amended Agreement were $3.5 million.

In connection with the Second Amended Agreement, NIL Funding was issued a three-year warrant to purchase 1.5 million shares of the Company's common stock at a price of $.40 per share. The fair value of the warrant at the date of issuance was $438,000, which is being amortized over the two-year remaining credit facility term from the date of issuance. At December 31, 2017 and September 30, 2017, there was $279,000 and $339,000, respectively, of deferred warrant issuance costs included in other assets in the accompanying balance sheets.

Note 12: Going Concern and Liquidity

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
The Company continues to incur operating losses due to depressed revenue levels and ongoing strategic investments. Since 2012, the Company has made a significant investment in the development of a completely new, and strategically critical, video management system (VMS). The initial release of this product offering was launched in January 2017 and was followed up by system enhancements released in July 2017. The funding of this major development effort has contributed to the ongoing operating losses and depletion of cash reserves. Although the Company phased in material operating expense reductions over the course of the past several years, it intends to continue funding further development of its new VMS platform and will incur increasing sales and marketing costs to rebuild lost market channels and promote its new core product offering.
At December 31, 2017, the Company had $2.3 million of cash reserves and $2.5 million of maximum borrowings available under its Credit Agreement, which is subject in part to a borrowing-base formula. Cash losses over the past several years have been financed by credit facility borrowings, the sale of the Company’s two principal operating facilities, ongoing management of working capital levels and, more recently, the Company's rights offering and related backstop funding discussed in Note 13 below. The Company expects to continue to draw on its credit facility to the extent available to finance its near term working capital needs.

Notwithstanding the recent cash infusion, the Company will likely require additional financing over the next twelve months to implement its planned business objectives and strategies. Accordingly, and in light of the Company's historic and continuing losses, there is substantial doubt about the Company's ability to continue as a going concern.

Note 13: Rights Offering and Investment Agreement

On November 7, 2017, the Company completed a rights offering of common stock to its existing shareholders, whereby it raised approximately $282,000 of gross proceeds for the issuance of 704,235 shares of its common stock pursuant to subscription commitments. On November 8, 2017, following the closing of the rights offering, the Company issued 7,500,000 shares of its common stock to NIL Funding Corporation, the Company's secured lender, for an aggregate purchase price of $3.0 million pursuant to an Investment Agreement between the Company and NIL Funding Corporation dated as of July 27, 2017. The net proceeds from the rights offering and Investment Agreement were used by the Company to pay down interest bearing borrowings under its Credit Agreement.

Following the completion of the rights offering and the related backstop funding provided by NIL Funding Corporation, the Company had a total of 17,552,623 shares of its common stock outstanding. NIL Funding Corporation is a subsidiary of the Article 6 Marital Trust, of which Anita G. Zucker is the trustee.

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

Results of Operations
Three Months Ended December 31, 2017 Compared with December 31, 2016

Net sales for the quarter ended December 31, 2017 increased by $1.1 million (17%) to $7.7 million compared with $6.6 million in the year ago period. Sales in the Americas increased $1.0 million (18%) to $6.5 million compared with $5.5 million in the year ago period, while Europe, Middle East and Africa (EMEA) sales increased $141,000 (13%) to $1.2 million compared with $1.1 million in the year ago period.  Order intake for the quarter ended December 31, 2017 increased by $2.1 million (36%) to $7.9 million compared with $5.8 million in the year ago period. Americas order intake increased by $1.8 million (38%) to $6.6 million compared with $4.8 million in the year ago period, while EMEA order intake increased $301,000 (30%) to $1.3 million compared with $1.0 million in the year ago period. The backlog of unfilled orders was $2.4 million at December 31, 2017 compared with $2.2 million at September 30, 2017. Sales and order growth for the current quarter principally resulted from the delivery of a large multi-phase safe city security project. The Company continues to invest in the promotion of its new Valerus video management system platform and recently launched camera line offering, which is expected to ultimately improve the Company's market competitiveness.

Gross profit margins were 38.2% for the quarter ended December 31, 2017 compared with 38.9% in the year ago period. Margins continue to be negatively impacted by market pricing pressures and commodity driven project sales. The Company continues to enhance its Valerus video management system capabilities, which are expected to ultimately allow the Company to better compete on enterprise level market opportunities that generate higher profit margins.

Operating expenses for the first quarter of fiscal 2018 increased $312,000 to $4.1 million compared with $3.8 million for the year ago period. Selling, general and administrative (SG&A) expenses for the current quarter increased $275,000 to $3.0 million compared with $2.7 million in the year ago period due principally to additional sales and marketing costs in the U.S. relating to the Company's promotion of its new core product offerings. Engineering and development expenses increased $36,000 to $1.2 million for the current quarter compared with $1.1 million for the year ago period as the Company continued to enhance its new video management system platform.

The Company incurred an operating loss of $1.2 million for both the first quarter of fiscal 2018 and the year ago period.

Interest expense increased to $144,000 for the first quarter of fiscal 2018 compared with $54,000 in the year ago period as a result of increased borrowings under the Company's revolving credit agreement and non-cash amortization charges relating to warrants granted to the Company's lender in April 2017.

The Company provides for a valuation allowance against its deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on reported pretax losses for both periods (see Note 8: Income Taxes).

As a result of the foregoing, the Company reported a net loss of $1.3 million for both the first quarter of fiscal 2018 and the year ago period.

Liquidity and Capital Resources

Net cash used in operating activities was $1.5 million for the first quarter of fiscal 2018, which included $1.2 million of net losses exclusive of non-cash charges, along with a $1.2 million increase in accounts receivable, offset in part by cash generated from a $726,000 increase in trade and accrued liabilities. Net cash used in investing activities was $20,000 for the first quarter of fiscal 2018 consisting principally of capital expenditures. Net cash provided by financing activities was $1.6 million for the first quarter of fiscal 2018, consisting of $3.1 million of net proceeds received from a rights offering and related backstop commitment discussed below, offset in part by the repayment of $1.45 million of revolving credit borrowings. As a result of the foregoing, cash (exclusive of marketable securities) increased by $40,000 for the first quarter of fiscal 2018 after the effect of exchange rate changes on the cash position of the Company.

The Company continues to incur operating losses due to depressed revenue levels and ongoing strategic investments. Since 2012, the Company has made a significant investment in the development of a completely new, and strategically critical, video management system (VMS). The initial release of this product offering was launched in January 2017, and was followed up by important system enhancements released in July 2017. The funding of this major development effort has contributed to the ongoing operating losses and depletion of cash reserves. Although the Company phased in material operating expense reductions over the course of the past several years, it intends to continue funding further development of its new VMS platform and will incur increasing sales and marketing costs to rebuild lost market channels and promote its new core product offering.
At December 31, 2017, the Company had $2.3 million of cash reserves and $2.5 million of maximum borrowings available under its Credit Agreement, which is subject in part to a borrowing-base formula. Cash losses over the past several years have been financed by credit facility borrowings, the sale of the Company’s two principal operating facilities, ongoing management of working capital levels and, more recently, the Company's rights offering and related backstop funding discussed below. The Company expects to continue to draw on its credit facility to the extent available to finance its near term working capital needs.

In November 2017, the Company received approximately $3.1 million of net cash proceeds from the sale of its common stock upon the closing of a rights offering and the related $3 million backstop commitment provided by NIL Funding Corporation, the Company’s secured lender. Notwithstanding the cash infusion, the Company will likely require additional financing over the next twelve months to implement its planned business objectives and strategies. Accordingly, and in light of the Company's historic and continuing losses, there is substantial doubt about the Company's ability to continue as a going concern.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a material effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The Company's significant accounting policies are fully described in Note 1 to the Company's consolidated financial statements included in its September 30, 2017 Annual Report on Form 10-K.  Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

February 14, 2018

/s/ John M. Badke
John M. Badke
Chief Executive Officer and
Chief Financial Officer