Form 10-Q
period 2018-03-31
VICON INDUSTRIES INC /NY/
filed 2018-05-15
CIK 310056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

At May 14, 2018, the registrant had outstanding 17,552,623 shares of Common Stock, $.01 par value.

VICON INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VICON INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	3/31/2018	3/31/2017	3/31/2018	3/31/2017

Net sales	$7,321,573	$6,003,382	$15,068,709	$12,608,360
Cost of sales	4,322,774	3,757,137	9,110,370	7,789,956
Gross profit	2,998,799	2,246,245	5,958,339	4,818,404

Operating expenses:
Selling, general and administrative expense	3,153,811	2,801,538	6,110,161	5,482,395
Engineering and development expense	1,145,248	1,289,475	2,321,266	2,429,451
	4,299,059	4,091,013	8,431,427	7,911,846

Operating loss	(1,300,260)	(1,844,768)	(2,473,088)	(3,093,442)

Other income (expense):
Interest income	346	170	686	403
Interest expense	(151,836)	(58,503)	(296,181)	(112,071)

Loss before income taxes	(1,451,750)	(1,903,101)	(2,768,583)	(3,205,110)

Income tax expense	—	—	—	—

Net loss	$(1,451,750)	$(1,903,101)	$(2,768,583)	$(3,205,110)

Loss per share:
Basic	$(.08)	$(.20)	$(.17)	$(.34)

Diluted	$(.08)	$(.20)	$(.17)	$(.34)

Weighted average shares outstanding:

Basic	17,552,623	9,348,388	15,843,520	9,348,388

Diluted	17,552,623	9,348,388	15,843,520	9,348,388

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	3/31/2018	3/31/2017	3/31/2018	3/31/2017
Net loss	$(1,451,750)	$(1,903,101)	$(2,768,583)	$(3,205,110)
Other comprehensive income:
Unrealized loss on securities	(247)	(38)	(337)	(449)
Foreign currency translation adjustment	100,073	140,932	109,351	276,170
Other comprehensive income	99,826	140,894	109,014	275,721
Comprehensive loss	$(1,351,924)	$(1,762,207)	$(2,659,569)	$(2,929,389)

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	3/31/2018	9/30/2017
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,535,508	$2,253,952
Marketable securities	13,411	13,555
Accounts receivable, net	6,402,955	4,349,733
Inventories:
Parts, components, and materials	544,618	783,553
Work-in-process	965,669	985,934
Finished products	4,132,208	4,780,514
	5,642,495	6,550,001
Prepaid expenses and other current assets	649,484	782,128
TOTAL CURRENT ASSETS	14,243,853	13,949,369

Property, plant and equipment	6,124,237	6,038,920
Less accumulated depreciation and amortization	(5,786,299)	(5,637,222)
	337,938	401,698
Other assets	1,004,714	1,116,583
TOTAL ASSETS	$15,586,505	$15,467,650

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,444,972	$3,138,057
Accrued compensation and employee benefits	1,679,306	1,629,175
Accrued expenses	1,083,009	1,169,392
Unearned revenue	483,718	500,878
TOTAL CURRENT LIABILITIES	5,691,005	6,437,502

Revolving credit borrowings	5,300,000	4,950,000
Unearned revenue - non current	219,126	139,601
Other long-term liabilities	1,596,032	1,570,861
TOTAL LIABILITIES	12,806,163	13,097,964
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, par value $.01 per share authorized - 25,000,000 shares issued - 18,249,062 and 10,044,827 shares, respectively	182,491	100,448
Capital in excess of par value	43,987,652	40,999,470
Accumulated deficit	(37,905,122)	(35,136,539)
Treasury stock at cost, 696,439 shares	(3,437,643)	(3,437,643)
Accumulated other comprehensive loss	(47,036)	(156,050)
TOTAL SHAREHOLDERS’ EQUITY	2,780,342	2,369,686
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,586,505	$15,467,650

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	3/31/2018	3/31/2017
Cash flows from operating activities:
Net loss	$(2,768,583)	$(3,205,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103,723	259,511
Amortization of deferred warrant expense	116,546	—
Stock compensation expense	12,506	23,794
Change in assets and liabilities:
Accounts receivable, net	(1,986,794)	1,592,307
Inventories, net	975,732	(401,213)
Prepaid expenses and other current assets	143,590	14,886
Other assets	(4,677)	(7,593)
Accounts payable	(739,411)	707,076
Accrued compensation and employee benefits	44,015	70,627
Accrued expenses	(92,309)	(163,235)
Unearned revenue	62,365	(102,195)
Other liabilities	21,947	40,327
Net cash used in operating activities	(4,111,350)	(1,170,818)

Cash flows from investing activities:
Net increase in marketable securities	(193)	(247)
Capital expenditures	(35,344)	(94,371)
Net cash used in investing activities	(35,537)	(94,618)

Cash flows from financing activities:
Revolving credit borrowings	350,000	1,000,000
Net proceeds from rights offering and investment agreement	3,056,981	—
Net cash provided by financing activities	3,406,981	1,000,000
Effect of exchange rate changes on cash	21,462	383,602

Net increase (decrease) in cash	(718,444)	118,166
Cash and cash equivalents at beginning of year	2,253,952	1,954,422
Cash and cash equivalents at end of period	$1,535,508	$2,072,588

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2018.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2017.

Note 2:  Marketable Securities

Marketable securities consist of mutual fund investments principally in federal, state and local government debt securities of $13,411 as of March 31, 2018.  Such mutual fund investments are stated at market value based on quoted market prices (Level 1 inputs) and are classified as available-for-sale under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320, with unrealized gains and losses reported in accumulated other comprehensive loss as a component of shareholders’ equity. The cost of such securities at March 31, 2018 was $14,307, with $896 of cumulative unrealized losses reported at March 31, 2018.

Note 3:  Accounts Receivable

Accounts receivable is stated net of an allowance for uncollectible accounts of $755,000 and $946,000 as of March 31, 2018 and September 30, 2017, respectively.

Note 4:  Loss per Share

Basic loss per share (EPS) is computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options and under deferred compensation agreements.

The following tables provide the components of the basic and diluted EPS computations for the three and six month periods ended March 31, 2018 and 2017:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Basic EPS Computation
Net loss	$(1,451,750)	$(1,903,101)	$(2,768,583)	$(3,205,110)
Weighted average shares outstanding	17,552,623	9,348,388	15,843,520	9,348,388
Basic loss per share	$(.08)	$(.20)	$(.17)	$(.34)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Diluted EPS Computation
Net loss	$(1,451,750)	$(1,903,101)	$(2,768,583)	$(3,205,110)

Weighted average shares outstanding	17,552,623	9,348,388	15,843,520	9,348,388
Stock options	—	—	—	—
Stock compensation arrangements	—	—	—	—
Warrants	—	—	—	—
Diluted shares outstanding	17,552,623	9,348,388	15,843,520	9,348,388

Diluted loss per share	$(.08)	$(.20)	$(.17)	$(.34)

For the three and six month periods ended March 31, 2018 and 2017, all outstanding stock options, warrants and shares issuable under stock compensation arrangements totaling 1,920,886 and 623,587 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive. The actual effect of these stock options and shares, if any, on the diluted earnings per share calculation will vary significantly depending on fluctuations in the market price of the Company's stock.

Note 5:   Accumulated Other Comprehensive Loss

The Company's accumulated other comprehensive loss balances at March 31, 2018 and September 30, 2017 consisted of the following:

	March 31, 2018	September 30, 2017
Foreign currency translation adjustment	$(46,140)	$(155,491)
Unrealized loss on marketable securities	(896)	(559)
Accumulated other comprehensive loss	$(47,036)	$(156,050)

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

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their grant date fair values and over the requisite service period.  For the three month periods ended March 31, 2018 and 2017, the Company recorded non-cash compensation expense of $5,595 and $11,395, respectively ($.00 and $.00 per basic and diluted share, respectively), relating to stock compensation. For the six month periods ended March 31, 2018 and 2017, the Company recorded non-cash compensation expense of $12,506 and $23,794, respectively ($.00 and $.00 per basic and diluted share, respectively), relating to stock compensation.

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

Changes in the Company's warranty liability (included in accrued expenses) for the three and six month periods ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Balance at beginning of period	$431,000	$650,000	$431,000	$650,000
Provision for warranties	71,000	102,000	154,000	216,000
Expenses incurred	(70,000)	(102,000)	(153,000)	(216,000)
Balance at end of period	$432,000	$650,000	$432,000	$650,000

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

On April 20, 2017, the Company entered into a Second Amended and Restated Credit Agreement (the “Second Amended Agreement”) with NIL Funding Corporation, under which only $2 million of the $6 million facility is subject to a borrowing formula, effectively providing the Company with $2 million of additional borrowing availability. The Second Amended Agreement also extends the maturity date of the credit facility to April 2, 2019, and reduces the Company’s minimum tangible net worth requirement, but is otherwise substantially similar to the Amended Agreement. At March 31, 2018, the Company was in compliance with this covenant. As of March 31, 2018, outstanding borrowings under the Amended Agreement were $5.3 million.

In connection with the Second Amended Agreement, NIL Funding was issued a three-year warrant to purchase 1.5 million shares of the Company's common stock at a price of $.40 per share. The fair value of the warrant at the date of issuance was $438,000, which is being amortized over the two-year remaining credit facility term from the date of issuance. At March 31, 2018 and September 30, 2017, there was $222,000 and $339,000, respectively, of deferred warrant issuance costs included in other assets in the accompanying balance sheets.

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
The Company continues to incur operating losses due to depressed revenue levels and ongoing strategic investments. Since 2012, the Company has made a significant investment in the development of a completely new, and strategically critical, video management system (VMS). The initial release of this product offering was launched in January 2017 and was followed up by system enhancements released in July 2017 and March 2018. The funding of this major development effort has contributed to the ongoing operating losses and depletion of cash reserves. Although the Company phased in material operating expense reductions over the course of the past several years, it intends to continue funding further development of its new VMS platform and will incur increasing sales and marketing costs to rebuild lost market channels and promote its new core product offering.
At March 31, 2018, the Company had $1.5 million of cash reserves and $700,000 of maximum borrowings available under its Credit Agreement, which is subject in part to a borrowing-base formula. Cash losses over the past several years have been financed by credit facility borrowings, the sale of the Company’s two principal operating facilities, ongoing management of working capital levels and, more recently, the Company's rights offering and related backstop funding discussed in Note 13 below. The Company expects to continue to draw on its credit facility to the extent available to finance its near term working capital needs.

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

Results of Operations
Three Months Ended March 31, 2018 Compared with March 31, 2017

Net sales for the quarter ended March 31, 2018 increased by $1.3 million (22%) to $7.3 million compared with $6.0 million in the year ago period. Sales in the Americas increased $1.0 million (23%) to $5.7 million compared with $4.6 million in the year ago period, while Europe, Middle East and Africa (EMEA) sales increased $262,000 (19%) to $1.6 million compared with $1.4 million in the year ago period.  Order intake for the quarter ended March 31, 2018 increased by $246,000 (4%) to $7.1 million compared with $6.8 million in the year ago period. Americas order intake decreased by $91,000 (2%) to $5.5 million compared with $5.6 million in the year ago period, while EMEA order intake increased $337,000 (26%) to $1.6 million compared with $1.3 million in the year ago period. The backlog of unfilled orders was $2.1 million at March 31, 2018 compared with $2.2 million at September 30, 2017. The Company continues to invest in the promotion of its new Valerus video management system platform and new camera line offering, which is expected to ultimately improve the Company's market competitiveness.

Gross profit margins were 41.0% for the quarter ended March 31, 2018 compared with 37.4% in the year ago period. The margin improvement includes initial market traction from its new and more cost effective camera line introductions. The Company also continues to enhance its Valerus video management system capabilities, which are expected to ultimately allow the Company to better compete on enterprise level market opportunities that generate higher profit margins.

Operating expenses for the second quarter of fiscal 2018 increased $208,000 to $4.3 million compared with $4.1 million for the year ago period. Selling, general and administrative (SG&A) expenses for the current quarter increased $352,000 to $3.2 million compared with $2.8 million in the year ago period due principally to additional sales and marketing costs in the U.S. for new product line promotion and ongoing market channel rebuilding efforts. Engineering and development expenses decreased $144,000 to $1.1 million for the current quarter compared with $1.3 million for the year ago period as the Company eliminated certain redundant development costs.

The Company incurred an operating loss of $1.3 million for the second quarter of fiscal 2018 compared with an operating loss of $1.8 million for the year ago period.

Interest expense increased to $152,000 for the second quarter of fiscal 2018 compared with $59,000 in the year ago period as a result of increased borrowings under the Company's revolving credit agreement and non-cash amortization charges relating to warrants granted to the Company's lender in April 2017.

The Company provides for a valuation allowance against its deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on reported pretax losses for both periods (see Note 8: Income Taxes).

As a result of the foregoing, the Company reported a net loss of $1.5 million for the second quarter of fiscal 2018 compared with a net loss of $1.9 million for the year ago period.

Results of Operations
Six Months Ended March 31, 2018 Compared with March 31, 2017

Net sales for the six months ended March 31, 2018 increased by $2.5 million (20%) to $15.1 million compared with $12.6 million in the year ago period. Sales in the Americas increased $2.1 million (20%) to $12.2 million compared with $10.2 million in the year ago period, while Europe, Middle East and Africa (EMEA) sales increased $403,000 (17%) to $2.8 million compared with $2.4 million in the year ago period.  Order intake for the six months ended March 31, 2018 increased by $2.3 million (19%) to $15.0 million compared with $12.6 million in the year ago period. Americas order intake increased by $1.7 million (17%) to $12.0 million compared with $10.3 million in the year ago period, while EMEA order intake increased $638,000 (28%) to $2.9 million compared with $2.3 million in the year ago period. The Company continues to invest in the promotion of its new Valerus video management system platform and recently launched camera line offering, which is expected to ultimately improve the Company's market competitiveness.

Gross profit margins were 40.0% for the six months ended March 31, 2018 compared with 38.2% in the year ago period. The margin improvement includes initial market traction from its new and more cost effective camera line introductions. The Company also continues to enhance its Valerus video management system capabilities, which are expected to ultimately allow the Company to better compete on enterprise level market opportunities that generate higher profit margins.

Operating expenses for the six months ended March 31, 2018 increased $520,000 to $8.4 million compared with $7.9 million for the year ago period. Selling, general and administrative (SG&A) expenses for the current period increased $628,000 to $6.1 million compared with $5.5 million in the year ago period due principally to additional sales and marketing costs in the U.S. relating to the Company's promotion of its new core product offerings. Engineering and development expenses decreased $108,000 to $2.3 million for the current period compared with $2.4 million for the year ago period as the Company eliminated certain redundant development costs.

The Company incurred an operating loss of $2.5 million for the six months ended March 31, 2018 compared with an operating loss of $3.1 million for the year ago period.

Interest expense increased to $296,000 for the six months ended March 31, 2018 compared with $112,000 in the year ago period as a result of increased borrowings under the Company's revolving credit agreement and non-cash amortization charges relating to warrants granted to the Company's lender in April 2017.

The Company provides for a valuation allowance against its deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on reported pretax losses for both periods (see Note 8: Income Taxes).

As a result of the foregoing, the Company reported a net loss of $2.8 million for the six months ended March 31, 2018 compared with a net loss of $3.2 million for the year ago period.

Liquidity and Capital Resources

Net cash used in operating activities was $4.1 million for the first six months of fiscal 2018, which included $2.5 million of net losses exclusive of non-cash charges, a $2.0 million increase in accounts receivable and a $739,000 decrease in accounts payable, offset in part by cash generated from a $976,000 decrease in inventories. Net cash used in investing activities was $36,000 for the first six months of fiscal 2018 consisting principally of capital expenditures. Net cash provided by financing activities was $3.4 million for the first six months of fiscal 2018, consisting of $3.1 million of net proceeds received from a rights offering and related backstop commitment discussed below and $350,000 of additional revolving credit borrowings. As a result of the foregoing, cash (exclusive of marketable securities) decreased by $718,000 for the first six months of fiscal 2018 after the effect of exchange rate changes on the cash position of the Company.

The Company continues to incur operating losses due to depressed revenue levels and ongoing strategic investments. Since 2012, the Company has made a significant investment in the development of a completely new, and strategically critical, video management system (VMS). The initial release of this product offering was launched in January 2017, and was followed up by important system enhancements released in July 2017 and March 2018. The funding of this major development effort has contributed to the ongoing operating losses and depletion of cash reserves. Although the Company phased in material operating expense reductions over the course of the past several years, it intends to continue funding further development of its new VMS platform and will incur increasing sales and marketing costs to rebuild lost market channels and promote its new core product offering.
At March 31, 2018, the Company had $1.5 million of cash reserves and $700,000 of maximum borrowings available under its Credit Agreement, which is subject in part to a borrowing-base formula. Cash losses over the past several years have been financed by credit facility borrowings, the sale of the Company’s two principal operating facilities, ongoing management of working capital levels and, more recently, the Company's rights offering and related backstop funding discussed below. The Company expects to continue to draw on its credit facility to the extent available to finance its near term working capital needs.

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

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

VICON INDUSTRIES, INC.

May 15, 2018

/s/ Saagar Govil
Saagar Govil
Chief Executive Officer

/s/ John M. Badke
John M. Badke
Chief Operating Officer and
Chief Financial Officer