Form 10-Q
period 2018-06-30
VICON INDUSTRIES INC /NY/
filed 2018-08-20
CIK 310056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

At August 14, 2018, the registrant had outstanding 17,552,623 shares of Common Stock, $.01 par value.

VICON INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VICON INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	6/30/2018	6/30/2017	6/30/2018	6/30/2017

Net sales	$6,168,791	$7,382,367	$21,237,500	$19,990,727
Cost of sales	3,567,853	4,538,524	12,678,223	12,328,480
Gross profit	2,600,938	2,843,843	8,559,277	7,662,247

Operating expenses:
Selling, general and administrative expense	2,890,849	2,886,799	9,001,010	8,369,195
Engineering and development expense	1,189,367	1,234,780	3,510,633	3,664,230
	4,080,216	4,121,579	12,511,643	12,033,425

Operating loss	(1,479,278)	(1,277,736)	(3,952,366)	(4,371,178)

Other income (expense):
Interest income	664	353	1,351	756
Interest expense	(178,455)	(120,056)	(474,637)	(232,127)

Loss before income taxes	(1,657,069)	(1,397,439)	(4,425,652)	(4,602,549)

Income tax expense	—	—	—	—

Net loss	$(1,657,069)	$(1,397,439)	$(4,425,652)	$(4,602,549)

Loss per share:
Basic	$(.09)	$(.15)	$(.27)	$(.49)

Diluted	$(.09)	$(.15)	$(.27)	$(.49)

Weighted average shares outstanding:

Basic	17,552,623	9,348,388	16,413,221	9,348,388

Diluted	17,552,623	9,348,388	16,413,221	9,348,388

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	6/30/2018	6/30/2017	6/30/2018	6/30/2017
Net loss	$(1,657,069)	$(1,397,439)	$(4,425,652)	$(4,602,549)
Other comprehensive income (loss):
Unrealized gain (loss) on securities	(52)	12	(389)	(437)
Foreign currency translation adjustment	(139,084)	19,532	(29,733)	295,702
Other comprehensive income (loss)	(139,136)	19,544	(30,122)	295,265
Comprehensive loss	$(1,796,205)	$(1,377,895)	$(4,455,774)	$(4,307,284)

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	6/30/2018	9/30/2017
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$2,374,125	$2,253,952
Marketable securities	13,459	13,555
Accounts receivable, net	4,304,908	4,349,733
Inventories:
Parts, components, and materials	496,359	783,553
Work-in-process	885,458	985,934
Finished products	4,115,812	4,780,514
	5,497,629	6,550,001
Prepaid expenses and other current assets	536,095	782,128
TOTAL CURRENT ASSETS	12,726,216	13,949,369

Property, plant and equipment	6,065,029	6,038,920
Less accumulated depreciation and amortization	(5,778,252)	(5,637,222)
	286,777	401,698
Other assets	918,331	1,116,583
TOTAL ASSETS	$13,931,324	$15,467,650

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Revolving credit borrowings	$5,800,000	$—
Accounts payable	2,041,554	3,138,057
Accrued compensation and employee benefits	1,705,454	1,629,175
Accrued expenses	1,066,459	1,169,392
Unearned revenue	483,236	500,878
TOTAL CURRENT LIABILITIES	11,096,703	6,437,502

Revolving credit borrowings	—	4,950,000
Unearned revenue - non current	264,126	139,601
Other long-term liabilities	1,580,393	1,570,861
TOTAL LIABILITIES	12,941,222	13,097,964
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, par value $.01 per share authorized - 25,000,000 shares issued - 18,249,062 and 10,044,827 shares, respectively	182,491	100,448
Capital in excess of par value	43,993,617	40,999,470
Accumulated deficit	(39,562,191)	(35,136,539)
Treasury stock at cost, 696,439 shares	(3,437,643)	(3,437,643)
Accumulated other comprehensive loss	(186,172)	(156,050)
TOTAL SHAREHOLDERS’ EQUITY	990,102	2,369,686
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,931,324	$15,467,650

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	6/30/2018	6/30/2017
Cash flows from operating activities:
Net loss	$(4,425,652)	$(4,602,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	156,593	436,781
Amortization of deferred warrant expense	173,676	—
Stock compensation expense	18,101	34,585
Change in assets and liabilities:
Accounts receivable, net	31,607	1,234,503
Inventories, net	1,038,770	191,202
Prepaid expenses and other current assets	243,025	82,545
Other assets	24,576	(18,209)
Accounts payable	(1,079,272)	350,578
Accrued compensation and employee benefits	78,530	178,871
Accrued expenses	(100,893)	(85,454)
Unearned revenue	106,883	44,284
Other liabilities	10,721	63,235
Net cash used in operating activities	(3,723,335)	(2,089,628)

Cash flows from investing activities:
Net increase in marketable securities	(293)	(340)
Capital expenditures	(41,118)	(130,971)
Net cash used in investing activities	(41,411)	(131,311)

Cash flows from financing activities:
Revolving credit borrowings	850,000	1,950,000
Net proceeds from rights offering and investment agreement	3,056,981	—
Net cash provided by financing activities	3,906,981	1,950,000
Effect of exchange rate changes on cash	(22,062)	315,483

Net increase in cash	120,173	44,544
Cash and cash equivalents at beginning of year	2,253,952	1,954,422
Cash and cash equivalents at end of period	$2,374,125	$1,998,966

Non-cash investing and financing activities:
Issuance of warrants in connection with credit facility	$—	$438,000

See Accompanying Notes to Condensed Consolidated Financial Statements.

VICON INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2018.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2017.

Note 2:  Marketable Securities

Marketable securities consist of mutual fund investments principally in federal, state and local government debt securities of $13,459 as of June 30, 2018.  Such mutual fund investments are stated at market value based on quoted market prices (Level 1 inputs) and are classified as available-for-sale under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320, with unrealized gains and losses reported in accumulated other comprehensive loss as a component of shareholders’ equity. The cost of such securities at June 30, 2018 was $14,407, with $948 of cumulative unrealized losses reported at June 30, 2018.

Note 3:  Accounts Receivable

Accounts receivable is stated net of an allowance for uncollectible accounts of $713,000 and $946,000 as of June 30, 2018 and September 30, 2017, respectively.

Note 4:  Loss per Share

Basic loss per share (EPS) is computed based on the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the maximum dilution that would have resulted from incremental common shares issuable upon the exercise of stock options and under deferred compensation agreements.

The following tables provide the components of the basic and diluted EPS computations for the three and nine month periods ended June 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic EPS Computation
Net loss	$(1,657,069)	$(1,397,439)	$(4,425,652)	$(4,602,549)
Weighted average shares outstanding	17,552,623	9,348,388	16,413,221	9,348,388
Basic loss per share	$(.09)	$(.15)	$(.27)	$(.49)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Diluted EPS Computation
Net loss	$(1,657,069)	$(1,397,439)	$(4,425,652)	$(4,602,549)

Weighted average shares outstanding	17,552,623	9,348,388	16,413,221	9,348,388
Stock options	—	—	—	—
Stock compensation arrangements	—	—	—	—
Warrants	—	—	—	—
Diluted shares outstanding	17,552,623	9,348,388	16,413,221	9,348,388

Diluted loss per share	$(.09)	$(.15)	$(.27)	$(.49)

For the three and nine month periods ended June 30, 2018 and 2017, all outstanding stock options, warrants and shares issuable under stock compensation arrangements totaling 1,855,634 and 2,048,590 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive. The actual effect of these stock options and shares, if any, on the diluted earnings per share calculation will vary significantly depending on fluctuations in the market price of the Company's stock.

Note 5:   Accumulated Other Comprehensive Loss

The Company's accumulated other comprehensive loss balances at June 30, 2018 and September 30, 2017 consisted of the following:

	June 30, 2018	September 30, 2017
Foreign currency translation adjustment	$(185,224)	$(155,491)
Unrealized loss on marketable securities	(948)	(559)
Accumulated other comprehensive loss	$(186,172)	$(156,050)

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

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share based payments to employees, including stock options, be recognized as compensation expense in the consolidated financial statements based on their grant date fair values and over the requisite service period.  For the three month periods ended June 30, 2018 and 2017, the Company recorded non-cash compensation expense of $5,595 and $10,791, respectively ($.00 and $.00 per basic and diluted share, respectively), relating to stock compensation. For the nine month periods ended June 30, 2018 and 2017, the Company recorded non-cash compensation expense of $18,101 and $34,585, respectively ($.00 and $.00 per basic and diluted share, respectively), relating to stock compensation.

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

Changes in the Company's warranty liability (included in accrued expenses) for the three and nine month periods ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$431,000	$650,000	$431,000	$650,000
Provision for warranties	68,000	107,000	221,000	323,000
Expenses incurred	(68,000)	(107,000)	(221,000)	(323,000)
Balance at end of period	$431,000	$650,000	$431,000	$650,000

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

On April 20, 2017, the Company entered into the Second Amended and Restated Credit Agreement (the “Second Amended Agreement”) with NIL Funding Corporation, under which only $2 million of the $6 million facility is subject to a borrowing formula, effectively providing the Company with $2 million of additional borrowing availability. The Second Amended Agreement also extends the maturity date of the credit facility to April 2, 2019, and reduces the Company’s minimum tangible net worth requirement, but is otherwise substantially similar to the Amended Agreement. As of June 30, 2018, outstanding borrowings under the Second Amended Agreement were $5.8 million.

In connection with the Second Amended Agreement, NIL Funding was issued a three-year warrant to purchase 1.5 million shares of the Company's common stock at a price of $.40 per share. The fair value of the warrant at the date of issuance was $438,000, which is being amortized over the two-year remaining credit facility term from the date of issuance. At June 30, 2018 and September 30, 2017, there was $165,000 and $339,000, respectively, of deferred warrant issuance costs included in other assets in the accompanying balance sheets.

At June 30, 2018, the Company was in violation of the minimum tangible net worth covenant under Section 4.9 of the Second Amended Agreement. On July 27, 2018, the Company entered into an amendment (the “Amendment”) to the Second Amended Agreement with NIL Funding Corporation, which Amendment provides that, among other things, (a) from June 12, 2018 until September 1, 2018, the minimum tangible net worth covenant contained in Section 4.9 of the Second Amended Agreement will be of no force or effect, (b) from June 12, 2018 until September 2, 2018, the Company will not be permitted to borrow any additional funds under the Second Amended Agreement, and (c) NIL Funding Corporation waives any Event of Default (as defined in the Credit Agreement) with respect to Section 4.9 of the Second Amended Agreement that may have occurred prior to June 12, 2018. The Company paid NIL Funding Corporation a fee of $29,000 in connection with the Amendment.

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

The Company has incurred operating losses due to depressed revenue levels and ongoing strategic investments. Since 2012, the Company has made a significant investment in the development of a completely new, and strategically critical, video management system (VMS). The initial release of this product offering was launched in January 2017, and was followed up by important system enhancements released in July 2017 and March 2018. The funding of this major development effort has contributed to the ongoing operating losses and depletion of cash reserves. Cash losses over the past several years have been financed by credit facility borrowings, the sale of the Company’s two principal operating facilities, ongoing management of working capital levels and, more recently, the Company's rights offering and related backstop funding discussed in Note 13 to the financial statements. Subsequent to quarter end, the Company launched a series of restructuring initiatives, which management expects will substantially reduce operating expenses and help improve operating efficiencies. The full impact of these initiatives are not expected to be reflected in the Company's financial statements until the onset of the quarter ending December 31, 2018.

At June 30, 2018, the Company had $2.4 million of cash reserves and was in violation of a financial covenant under the Second Amended Agreement as described above. On July 27, 2018, the Company entered into the Amendment which, among other things, provides a waiver of its default with respect to this financial covenant, and prohibits further borrowings until September 2, 2018. The Company is presently in negotiations with its lender to formalize a longer term remedy to this violation. However, there are no assurances that these negotiations will be successful. The Company currently expects to draw on its cash reserves to finance its near term working capital needs while it implements its operating cost restructuring initiatives.

Notwithstanding ongoing restructuring plans, the Company will likely require additional financing over the next twelve months to implement its planned business objectives and strategies. Accordingly, and in light of the Company's historic and continuing losses, there is substantial doubt about the Company's ability to continue as a going concern.

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

Note 14: Related Party Transactions

On August 8, 2018, the Company entered into a Research and Development Services Agreement (the “Agreement”) with Cemtrex, Inc. ("Cemtrex") to provide the Company with outsourced software development services. The Company is transitioning its principal Israeli based software development activities to Cemtrex’s India based services group, which has now assumed principal software coding and test responsibilities for the Company. The outsourcing of these activities is expected to materially reduce the Company’s software development costs and provide development efficiencies, which should help expedite its software roadmap. The terms of the Agreement, among other things, set forth the scope of services, consideration, developed technology ownership, non-disclosure and safeguard of the Company’s software code. Pursuant to an informal agreement, $122,559 of fees were billed by Cemtrex to the Company during the three and nine-month periods ended June 30, 2018 in connection with the transition of software development activities.

Cemtrex beneficially owns 46% of the Company’s common stock. In addition, the Chief Executive Officer of Cemtrex serves as the Chief Executive Officer of the Company, and the principal shareholder of Cemtrex, who serves as a director of Cemtrex, also serves as a director of the Company.

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

Results of Operations
Three Months Ended June 30, 2018 Compared with June 30, 2017

Net sales for the quarter ended June 30, 2018 decreased by $1.2 million (16%) to $6.2 million compared with $7.4 million in the year ago period. Sales in the Americas decreased $735,000 (12%) to $5.3 million compared with $6.0 million in the year ago period, while Europe, Middle East and Africa (EMEA) sales decreased $478,000 (35%) to $896,000 compared with $1.4 million in the year ago period.  Order intake for the quarter ended June 30, 2018 decreased by $966,000 (14%) to $5.9 million compared with $6.9 million in the year ago period. Americas order intake decreased by $658,000 (12%) to $5.0 million compared with $5.6 million in the year ago period, while EMEA order intake decreased $308,000 (24%) to $960,000 compared with $1.3 million in the year ago period. The backlog of unfilled orders was $1.9 million at June 30, 2018 compared with $2.2 million at September 30, 2017. The Company continues to invest in the promotion of its new Valerus video management system platform and new camera line offering, which is expected to ultimately improve the Company's market competitiveness.

Gross profit margins were 42.1% for the quarter ended June 30, 2018 compared with 38.5% in the year ago period. The margin improvement reflects initial market traction from the Company's new and more cost effective camera line introductions. The Company expects to generate increasing profit margins as it continues to enhance its software solution capabilities.

Operating expenses for the third quarter of fiscal 2018 decreased $41,000 to $4.1 million compared with $4.1 million for the year ago period. Selling, general and administrative (SG&A) expenses for the current quarter remained virtually unchanged at $2.9 million compared with the year ago period. Engineering and development expenses also remained virtually unchanged at $1.2 million for the current quarter compared with the year ago period. Subsequent to quarter end, the Company initiated software development changes, which are expected to materially reduce its future expense and improve throughput efficiencies.

The Company incurred an operating loss of $1.5 million for the third quarter of fiscal 2018 compared with an operating loss of $1.3 million for the year ago period.

Interest expense increased to $178,000 for the third quarter of fiscal 2018 compared with $120,000 in the year ago period as a result of increased borrowings under the Company's revolving credit agreement. Non-cash amortization charges included in interest expense relating to warrants granted to the Company's lender in April 2017 was $57,000 for the third quarter of fiscal 2018 compared with $44,000 for the year ago period.

The Company provides for a valuation allowance against its deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on reported pretax losses for both periods (see Note 8: Income Taxes).

As a result of the foregoing, the Company reported a net loss of $1.7 million for the third quarter of fiscal 2018 compared with a net loss of $1.4 million for the year ago period.

Results of Operations
Nine Months Ended June 30, 2018 Compared with June 30, 2017

Net sales for the nine months ended June 30, 2018 increased by $1.2 million (6%) to $21.2 million compared with $20.0 million in the year ago period. Sales in the Americas increased $1.3 million (8%) to $17.5 million compared with $16.2 million in the year ago period, while Europe, Middle East and Africa (EMEA) sales decreased $75,000 (2%) to $3.7 million compared with $3.8 million in the year ago period.  Order intake for the nine months ended June 30, 2018 increased by $1.4 million (7%) to $20.9 million compared with $19.5 million in the year ago period. Americas order intake increased by $1.0 million (7%) to $17.0 million compared with $16.0 million in the year ago period, while EMEA order intake increased $330,000 (9%) to $3.9 million compared with $3.5 million in the year ago period. The Company continues to invest in the promotion of its new Valerus video management system platform and recently launched camera line offering, which is expected to ultimately improve the Company's market competitiveness.

Gross profit margins were 40.3% for the nine months ended June 30, 2018 compared with 38.3% in the year ago period. The margin improvement reflects initial market traction from the Company's new and more cost effective camera line introductions. The Company expects to generate increasing profit margins as it continues to enhance its software solution capabilities.

Operating expenses for the nine months ended June 30, 2018 increased $478,000 to $12.5 million compared with $12.0 million for the year ago period. Selling, general and administrative (SG&A) expenses for the current period increased $632,000 to $9.0 million compared with $8.4 million in the year ago period due principally to additional sales and marketing costs in the U.S. relating to the Company's promotion of its new core product offerings. Engineering and development expenses decreased $154,000 to $3.5 million for the current period compared with $3.7 million for the year ago period as the Company eliminated certain redundant development costs. Subsequent to quarter end, the Company initiated software development changes, which are expected to materially reduce its future expense and improve throughput efficiencies.

The Company incurred an operating loss of $4.0 million for the nine months ended June 30, 2018 compared with an operating loss of $4.4 million for the year ago period.

Interest expense increased to $475,000 for the nine months ended June 30, 2018 compared with $232,000 in the year ago period as a result of increased borrowings under the Company's revolving credit agreement and non-cash amortization charges relating to warrants granted to the Company's lender in April 2017.

The Company provides for a valuation allowance against its deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on reported pretax losses for both periods (see Note 8: Income Taxes).

As a result of the foregoing, the Company reported a net loss of $4.4 million for the nine months ended June 30, 2018 compared with a net loss of $4.6 million for the year ago period.

Liquidity and Capital Resources

Net cash used in operating activities was $3.7 million for the first nine months of fiscal 2018, which included $4.1 million of net losses exclusive of non-cash charges and a $1.1 million paydown of accounts payable, offset in part by cash generated from a $1.0 million decrease in inventories. Net cash used in investing activities was $41,000 for the first nine months of fiscal 2018 consisting principally of capital expenditures. Net cash provided by financing activities was $3.9 million for the first nine months of fiscal 2018, consisting of $3.1 million of net proceeds received from a rights offering and related backstop commitment discussed below and $850,000 of additional revolving credit borrowings. As a result of the foregoing, cash (exclusive of marketable securities) increased by $120,000 for the first nine months of fiscal 2018 after the effect of exchange rate changes on the cash position of the Company.

The Company has incurred operating losses due to depressed revenue levels and ongoing strategic investments. Since 2012, the Company has made a significant investment in the development of a completely new, and strategically critical, video management system (VMS). The initial release of this product offering was launched in January 2017, and was followed up by important system enhancements released in July 2017 and March 2018. The funding of this major development effort has contributed to the ongoing operating losses and depletion of cash reserves. Cash losses over the past several years have been financed by credit facility borrowings, the sale of the Company’s two principal operating facilities, ongoing management of working capital levels and, more recently, the Company's rights offering and related backstop funding discussed in Note 13 to the financial statements. Subsequent to quarter end, the Company launched a series of restructuring initiatives, which management expects will substantially reduce operating expenses and help improve operating efficiencies. The full impact of these initiatives are not expected to be reflected in the Company's financial statements until the onset of the quarter ending December 31, 2018.

At June 30, 2018, the Company had $2.4 million of cash reserves and was in violation of a financial covenant under its credit agreement. On July 27, 2018, the Company entered into an amendment to this agreement which, among other things, provides a waiver of this financial covenant and prohibits further borrowings until September 2, 2018. The Company is presently in negotiations with its Lender to formalize a longer term remedy to this violation. However, there are no assurances that these negotiations will be successful. The Company currently expects to draw on its cash reserves to finance its near term working capital needs while it implements its operating cost restructuring initiatives.

Notwithstanding ongoing restructuring plans, the Company will likely require additional financing over the next twelve months to implement its planned business objectives and strategies. Accordingly, and in light of the Company's historic and continuing losses, there is substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as required by Exchange Act Rule 13a-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. The Company identified a material weakness in controls over the approval of certain related party transactions which occurred during the quarter ended June 30, 2018. In response, the Company has established new procedures regarding the identification, approval and monitoring of specific related party transactions and plans to formalize its related party transaction policy.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

August 20, 2018

/s/ Saagar Govil
Saagar Govil
Chief Executive Officer

/s/ John M. Badke
John M. Badke
Chief Operating Officer and
Chief Financial Officer