Form 10-K
period 2018-09-30
VICON INDUSTRIES INC /NY/
filed 2019-01-11
CIK 310056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2018

Commission File No. 1-07939

VICON INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

NEW YORK	11-2160665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

135 Fell Court, Hauppauge, New York	11788
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 952-2288

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $.01	NYSE American
(Title of class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-Accelerated Filer [  ] Smaller Reporting Company [X] Emerging Growth Company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [  ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of $0.40 per share as of March 31, 2018 was approximately $3,477,000.

The number of shares outstanding of the registrant’s common stock as of January 7, 2019 was 17,552,623.

PART I

Statements in this Report on Form 10-K that are not strictly historical facts including, without limitation, statements included under the “Business” and “Management’s Discussion and Analysis” captions, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that should be considered as subject to the many risks and uncertainties that exist in the Company’s operations and business environment. The forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance and/or achievements of the Company to differ materially from any future results, performance or achievements, express or implied, by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, and that in light of the significant uncertainties inherent in forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company assumes no obligation to publicly update or revise its forward-looking statements or to advise of changes in the assumptions and factors on which they are based.

ITEM 1 - BUSINESS

General

Vicon Industries, Inc. (the “Company”), incorporated in 1967, markets video management and access control software along with a wide range of video and access control system components, comprised principally of cameras, network video servers/recorders, encoders and mass storage units, used in security, surveillance, safety and control applications by a broad group of end users. A video system is typically a private network that can transmit and receive video, audio and data signals in accordance with the operational needs of the user. An access control system provides security control and management of door access points within a facility. The Company’s primary business focus is the design of network video and access control systems that it produces and sells worldwide, primarily to authorized dealers, system integrators, government entities and security products distributors.

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

Products

The Company’s product line consists of various elements of a video and access control system, including cameras for image capture, stand-alone network video management system (VMS) software and various video recording, storage, management and output devices, door controllers and peripherals. The Company’s VMS software is sold either separately or configured in a Network Video Recording (“NVR”) or Digital Video Recording (“DVR”) device. Video capture offerings include a range of analog, digital and high definition (HD) megapixel cameras for both fixed and robotic positioning applications, along with associated housing options to perform in a broad range of climatic and operating environments. The Company also sells and/or produces other video system components such as video encoders decoders and monitors, camera lenses, housings and mounts, matrix video switchers and controls and various video transmission devices. The Company’s access control offering consists of electronic door controllers and communication panels, managed by network access control software.

The Company’s products range from a simple camera mounting bracket to a large IP based video camera control, transmission, recording, storage, virtual matrix switching and access control system. The Company’s sales are concentrated principally among its network video products and cameras.

Marketing

The Company’s marketing emphasizes video and access control system solution capability which includes system and network design, pre-ship configuration, project management, technical training and pre and post-sales support. The Company promotes and markets its products through industry trade shows worldwide, product brochures, catalogs, direct marketing and electronic mailings to existing and prospective customers, webinars, technical seminars for system designers, customers and end users, road shows which preview new systems and system components, and advertising through trade and end user magazines and the Company’s web site (www.vicon-security.com). The Company’s products are sold principally to independent dealers, system integrators and security products distributors. Sales are made principally by Company field sales engineers supported by inside customer service representatives. The Company’s sales effort is supported by field or in-house professional and technical services staff who provide product information, system and network design, project management, and hardware and software pre-configuration and support.

The Company’s products are utilized in video surveillance and access control applications by: (1) commercial and industrial users, such as office buildings, manufacturing plants, warehouses, apartment complexes, shopping malls and retail stores; (2) federal, state, and local governments for national security purposes, agency facilities, prisons, and military installations; (3) financial institutions, such as banks, clearing houses, brokerage firms and depositories, for security purposes; (4) transportation departments for highway traffic control, bridge and tunnel monitoring, and airport, subway, bus and seaport security and surveillance; (5) gaming casinos, where video surveillance is often mandated by regulatory authorities; (6) health care facilities, such as hospitals; and (7) institutions of education, such as schools and universities.

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

Export sales and sales from the Company’s foreign subsidiaries amounted to $8.1 million and $8.3 million, or 29% and 31% of consolidated net sales in fiscal years 2018 and 2017, respectively. The Company’s principal foreign markets are the U.K., Europe, Middle East and the Pacific Rim, which together accounted for approximately 70% of international sales in fiscal 2018.

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

Many of the Company’s principal competitors are larger companies whose financial resources and scope of operations are substantially greater than the Company’s. Such competitors include security divisions of the Bosch Group, Honeywell International, Schneider Electric, Tyco International, Samsung Group and United Technologies, among others. The Company also competes with many VMS producers such as Avigilon Corporation, Exacq Technologies, Genetec Inc. and Milestone Systems and for cameras with companies such as Axis Communications, Hikvision Digital Technology, Panasonic Corporation and Hanwha, among others. Many additional companies, both domestic and international, produce products that compete against one or more of the Company’s product lines.

Engineering and Development

The Company’s principal software development activities are currently conducted by a related party outsourced team located in India. The trend of product development and demand within the video security and surveillance market has been toward enhanced software applications involving the compression, analysis, transmission, storage, manipulation, imaging and display of digital video over IP networks. Since the Company’s target market segment (enterprise applications) requires it to keep pace with changes in technology, the Company has focused its engineering effort in these developing areas. Development projects are chosen and prioritized based on competitor threats, the Company’s analysis as to the needs of the marketplace, anticipated technological advances and market research.

Engineering and development expenses amounted to approximately $4.1 million and $4.8 million, or 15% and 18% of net sales, in fiscal years 2018 and 2017, respectively.

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

Backlog

The backlog of orders believed to be firm as of September 30, 2018 and 2017 was approximately $1.1 million and $2.2 million, respectively. Orders are generally cancelable without penalty at the option of the customer. The Company prefers that its backlog of orders not exceed its ability to fulfill such orders on a timely basis, since experience shows that long delivery schedules only encourage the Company’s customers to look elsewhere for product availability.

Employees

At September 30, 2018, the Company employed 85 full-time employees and there are no collective bargaining agreements with any of the Company’s employees. The Company considers its relations with its employees to be good.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

The Company operates from a 30,000 square-foot headquarters facility located at 135 Fell Court, Hauppauge, New York, which it leases. In addition, the Company leases a 9,439 square-foot sales, service and warehouse facility in southern England, which services Europe, the Middle East and Africa and an 8,394 square-foot facility in Yavne, Israel.

ITEM 3 - LEGAL PROCEEDINGS

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock is traded on the OTCQB Venture Market under the symbol (VCON). The following table sets forth for the periods indicated, the range of high and low prices for the Company’s common stock:

Quarter Ended	High	Low
Fiscal 2018
December	0.76	0.35
March	0.53	0.30
June	0.50	0.19
September	0.31	0.11
Fiscal 2017
December	0.78	0.51
March	0.72	0.26
June	0.99	0.30
September	0.70	0.32

The last sale price of the Company’s common stock on January 7, 2019 as reported on the OTCQB Venture Market was $0.06 per share. As of January 7, 2019, there were approximately 137 shareholders of record.

Other than a one-time special cash dividend paid in 2014 in connection with a merger, the Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any such cash dividends in the future.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements for the periods indicated, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, product warranties, inventories, long lived assets, income taxes and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors including general market conditions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Results for the periods reported herein are not necessarily indicative of results that may be expected in future periods.

Overview

The Company designs and markets video management and access control systems and system components for use in security, surveillance, safety and communication applications by a broad group of end users worldwide. The Company’s product line consists of various elements of a video and access control system, including DVR’s, NVR’s, video encoders, decoders, servers and related control software, data storage units, analog, digital and HD megapixel fixed and robotic cameras, virtual and analog matrix video switchers and controls, and system peripherals.

The Company sells video surveillance and access control system components in a highly competitive worldwide marketplace principally to authorized security distributors, dealers and system integrators. Such dealers and integrators typically resell and install the Company’s products directly to end users, among other services. The Company’s sales are principally project based and are largely dependent upon winning projects, construction activities and the timing of funding. Sales will vary from period to period depending upon many factors including seasonal and geographic trends in construction activities and the timing of deliveries due to changes in project schedules and funding. The Company usually does not have a large backlog as its customer orders are typically deliverable within three months or often upon receipt of order.

The Company competes in a market of rapid technology shifts which enhance the performance capability of security systems. As a result, the Company spends a significant amount on new product development. In fiscal 2018 and 2017, the Company incurred $4.1 million and $4.8 million of engineering and development expense or 15% and 18% of net sales, respectively. The Company’s expenditures for product development are substantially less than its major competitors. The ongoing market shift to intelligent software solutions will continue to burden the Company’s development resources. Further, the Company’s sales effort requires a high level of customer service and technical support for its products. The Company routinely considers various strategic options that may augment or supplement its present product offerings and technology platforms.

The Company has a foreign sales and distribution subsidiary in Europe that conducts certain of its business in British pounds and Euros that represented approximately 17% of the Company’s consolidated sales for fiscal 2018. It also has an Israel based engineering and development subsidiary that incurs a majority of its operating expenses in Shekels that represented approximately 23% of the Company’s operating expenses for fiscal 2018. Changes in these local foreign currency exchange rates will have a direct impact on the Company’s reported financial position and results.

RESULTS OF OPERATIONS

Fiscal Year 2018 Compared with 2017

Net sales for 2018 increased by $1.1 million (4%) to $27.7 million compared with $26.7 million in 2017. Sales in the Americas market segment increased $1.4 million (6%) to $23.1 million compared with $21.8 million in 2017, while Europe, Middle East and Africa (EMEA) sales decreased $300,000 (6%) to $4.6 million compared with $4.9 million in 2017. Order intake for 2018 decreased 2% to $26.6 million compared with $27.2 million in 2017. Americas market segment order intake increased 1% to $22.3 million compared with $22.1 million in 2017, while EMEA order intake decreased 16% to $4.3 million compared with $5.1 million in 2017. The backlog of unfilled orders was $1.1 million at September 30, 2018 compared with $2.2 million at September 30, 2017.

Gross profit margins for 2018 increased to 40.4% compared with 38.1% in 2017. Operating expenses for 2018 decreased $857,000 to $15.9 million compared with $16.8 million in 2017. Prior year operating expenses included an $839,000 writeoff of remaining IQinVision merger intangible assets. Excluding the effects of this writeoff, current year operating expenses were essentially the same as the prior year. Selling, general and administrative (SG&A) expenses increased $648,000 to $11.8 million for 2018 compared with $11.1 million in 2017, due principally to new product related sales and marketing costs in the U.S. Engineering and development expenses decreased $666,000 to $4.1 million for 2018 compared with $4.8 million for 2017. In the fourth quarter of 2018, the Company initiated the transition of its primary Israeli based software development activities to a lower cost related party outsourced development team located in India. This initiative is expected to significantly reduce the Company’s future software development costs and improve throughput efficiencies.

The Company incurred an operating loss of $4.7 million for fiscal 2018 compared with an operating loss of $6.6 million for fiscal 2017. Excluding the non-recurring intangible asset writeoff in 2017, the Company would have reported an operating loss of $5.8 million for 2017.

Interest expense increased to $687,000 for 2018 compared with $380,000 in 2017 as a result of increased borrowings under the Company’s revolving credit agreement. Included in interest expense were non-cash charges of $231,000 and $99,000 for 2018 and 2017, respectively, relating to the warrant granted to the Company’s lender in April 2017.

No income tax benefit was recognized on losses reported for the years presented due to the uncertainty of realization. The Company continues to provide a full valuation allowance against its net deferred tax assets due to the uncertainty of future realization and, thus, no tax benefits have been recognized in the periods presented (see Note 2: Income Taxes).

As a result of the foregoing, the Company reported a net loss of $5.4 million for 2018 compared with a net loss of $7.0 million for 2017.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $3.9 million for fiscal 2018. Net losses of $5.0 million for the period, excluding non-cash charges of $451,000, and cash used for supplier and accrued expense paydowns were offset in part by cash generated by inventory and accounts receivable reductions of $1.2 million and $410,000, respectively. Net cash used in investing activities was $52,000 in 2018 consisting principally of capital expenditures. Net cash provided by financing activities was $3.7 million in 2018, consisting of $3.1 million of net proceeds received from a rights offering and related backstop commitment discussed below and $650,000 of additional revolving credit borrowings. As a result of the foregoing, cash (exclusive of marketable securities) decreased by $296,000 for 2018 after the effect of exchange rate changes on the cash position of the Company.

The Company has incurred operating losses due to depressed revenue levels and ongoing strategic investments in engineering and development. Since 2012, the Company has made a significant investment in the development of a completely new, and strategically critical, video management system (VMS). The initial release of this product offering was launched in January 2017, and was followed up by important system enhancements released in July 2017, March 2018 and August 2018. The funding for this major development effort has contributed to the ongoing operating losses and uses of cash. Cash losses over the past several years have been financed by credit facility borrowings, the sale of the Company’s two principal operating facilities, ongoing management of working capital levels and, more recently, the Company’s rights offering and related backstop funding discussed in Note 12 to the financial statements. During the last quarter, the Company launched a series of restructuring initiatives, which management expects will substantially reduce operating expenses and help improve operating efficiencies. The full impact of these initiatives are not expected to be reflected in the Company’s financial statements until the onset of the quarter ending December 31, 2018. At September 30, 2018, the Company had $2.0 million of cash.

Notwithstanding ongoing restructuring plans, the Company will likely require additional financing over the next twelve months to implement its planned business objectives and strategies. Accordingly, and in light of the Company’s historic and continuing losses, there is substantial doubt about the Company’s ability to continue as a going concern.

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

For products that include software and for separate licenses of the Company’s software products, the Company recognizes revenue in accordance with the provisions of FASB Accounting Standards Update (ASU) 2009-13, “Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). ASU 2009-13 provides revenue recognition guidance for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable in the arrangement based on the fair value of the elements. The fair value for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. BESP must be determined in a manner that is consistent with that used to determine the price to sell the specific elements on a standalone basis.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

The Company evaluates the establishment of technological feasibility of its software in accordance with ASC 985 (“Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”). The Company has determined that technological feasibility for its new products is reached shortly before products are released for field testing. Costs incurred after technological feasibility has been established have not been material and are expensed as incurred.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance on revenue from contracts with customers. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved, in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. This guidance permits the use of either the retrospective or cumulative effect transition method and is effective for the Company beginning in fiscal 2019. The adoption of this guidance will not have a material effect on the Company’s operating results or financial position.

In February 2016, the FASB issued guidance on lease accounting requiring lessees to recognize a right-of-use asset and a lease liability for long-term leases. The liability will be equal to the present value of lease payments. The standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. This guidance must be applied using a modified retrospective transition approach to all annual and interim periods presented and is effective for the Company beginning on October 1, 2019. The Company is currently evaluating the effect of implementing this guidance.

In March 2016, the FASB issued guidance on simplifying several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance requires a mix of prospective, modified retrospective, and retrospective transition to all annual and interim periods presented and was effective for the Company beginning in fiscal 2018. The adoption of this guidance did not have a material effect on the Company’s operating results or financial position.

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

Foreign Currency Activity

The Company’s foreign exchange exposure is principally limited to the relationship of the U.S. dollar to the British pound sterling, the Euro and the Israeli shekel. Sales by the Company’s U.K. and German based subsidiaries to customers in Europe are transacted in British pounds or Euros. In fiscal 2018, approximately $622,000 of products were sold by the Company to its U.K. based subsidiary for resale. The Company has also entered into certain engineering cost sharing agreements with its U.K. based subsidiary that are denominated in U.S. dollars. The Company’s Israeli based subsidiary incurs shekel based operating expenses which are funded by the Company in U.S. dollars.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018 and concluded that it is effective at a reasonable assurance level.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the fiscal year ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting except that the Company has established new internal controls over the identification, approval and monitoring of specific related party transactions.

Limitations on the Effectiveness of Controls

The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a Company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Company’s Chief Executive Officer and Chief Financial Officer has concluded that such controls and procedures are effective at the “reasonable assurance” level.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Executive Officers and Directors of the Company are as follows:

Name	Age	Position
Saagar Govil	32	Chairman of the Board of Directors and Chief Executive Officer
John M. Badke	59	Chief Operating Officer and Chief Financial Officer
Bret M. McGowan	53	Senior Vice President, Sales and Marketing (Americas)
Peter A. Horn	63	Vice President, Operations
Mark S. Provinsal	52	Senior Vice President of International Sales
Aron Govil	62	Director
Steven E. Walin	63	Director
Warren J. White	67	Director

The business experience, principal occupations and employment, as well as period of service, of each of the officers and directors of the Company during at least the last five years are set forth below.

Saagar Govil - Chairman of the Board of Directors and Chief Executive Officer. Mr. Saagar Govil was appointed as Chairman of the Board and Chief Executive Officer in March 2018 pursuant to a letter agreement between the Company and Cemtrex entered into in connection with Cemtrex’s purchase of 7,284,824 shares of the Company’s common stock, along with a warrant to purchase an additional 1,500,000 shares, from NIL Funding Corporation. He also currently serves as the Chairman of the Board of Cemtrex, a position he has held since June 2014, and as its Chief Executive Officer and President, positions he has held since December 2011. Mr. Govil holds a B.E. in Materials Engineering from Stony Brook University, N.Y. Saagar Govil is the son of Aron Govil. He brings extensive experience in operations, technology and public company oversight. His current term on the Board will end at the 2021 Annual Meeting of Shareholders.

John M. Badke - Chief Executive Officer and Chief Financial Officer. Mr. Badke was appointed Chief Operating Officer of the Company in March 2018. He previously served as Chief Executive Officer from August 2016 to March 2018. He also serves as the Company’s Chief Financial Officer, a position he has held since 1999. Mr. Badke originally joined the Company in 1992 as its Controller. Prior to joining the Company, Mr. Badke was Controller for NEK Cable, Inc. and an audit manager with the international accounting firms of Arthur Andersen & Co. and Peat Marwick Main & Co.

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

Mark S. Provinsal - Senior Vice President, International Sales. Mr. Provinsal was appointed Senior Vice President, International Sales in October 2018. Previously, he served as the Managing Director of the Company’s U.K. based subsidiary since June 2014 and as its Director of Sales and Marketing from January 2012. He joined the Company in January 2010 as its Vice President, Marketing and Product Management. Prior to joining the Company, Mr. Provinsal served as Executive Vice President of Dedicated Micros Inc. (U.S.) from 2008 and prior as its Vice President Marketing and Product Strategy since 2006. From 2000 to 2006, he served as the Director of Marketing and Product Development of IPIX Corporation.

Aron Govil - Director. Mr. Aron Govil was appointed to the Board in March 2018 pursuant to the letter agreement between the Company and Cemtrex entered into in connection with Cemtrex’s purchase of 7,284,824 shares of the Company’s common stock, along with a warrant to purchase an additional 1,500,000 shares, from NIL Funding Corporation. He also serves as Cemtrex’s Executive Director and previously served as its Chairman of the Board of Cemtrex until June 2014. Since 1996, he has also been the President of Ducon Technologies Inc., a privately-held company engaged in energy and environmental control systems. Prior, he worked at various management and technical positions in the environmental industry. Mr. Govil holds a B.E. degree in chemical engineering, an M.B.A. in Finance and is also a Professional Engineer licensed in New York and New Jersey. He brings extensive experience in operations, finance, technology and public company oversight. His current term on the Board will end at the 2021 Annual Meeting of Shareholders.

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

There are no family relationships between any director, executive officer or person nominated or chosen by the Company to become a director or officer except that Saagar Govil is the son of Aron Govil..

Audit Committee Financial Expert

Due to a recent director resignation and the Company’s limited resources to replace that director, the Company does not have an “audit committee financial expert,” under the rules of the SEC, serving on the Audit Committee. The Company does not have an independent audit committee as Mr. Aron Govil serves on this committee.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended September 30, 2018 and certain written representations that no Form 5 is required, no person who, at any time during the year ended September 30, 2018 was a director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the year ended September 30, 2018.

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

Cash Incentive Bonuses. The Company’s bonus programs are intended to reward executive officers for the achievement of various annual performance goals approved by the Company’s Board of Directors.

For fiscal 2018 and 2017, there were no bonus plans established and no bonuses were paid to the Company’s executive officers.

Equity-based Compensation. Equity-based compensation is designed to provide incentives to the Company’s executive officers to build shareholder value over the long term by aligning their interests with the interest of shareholders. The Compensation Committee of the Board of Directors believes that equity-based compensation provides an incentive that focuses the executive’s attention on managing the company from the perspective of an owner with an equity stake in the business. Among our executive officers, the number of shares of stock awarded or common stock subject to options granted to each individual generally depends upon the level of that officer’s responsibility. The largest grants are generally awarded to the most senior officers who, in the view of the Compensation Committee, have the greatest potential impact on the Company’s profitability and growth. Previous grants of stock options or stock grants are reviewed in determining the size of any executive’s award in a particular year.

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

Employment Agreements

The Company has entered into employment agreements with certain of its named executive officers that provide certain benefits upon termination of employment or change in control of the Company without Board of Directors approval. All such agreements provide the named executive officer with a payment of three times their average annual compensation for the previous five year period if there is a change in control of the Company without Board of Director approval, as defined. Such payment can be taken in a present value lump sum or equal installments over a three-year period. The agreements also provide the named executive officers with certain severance/retirement benefits upon certain occurrences including termination of employment without cause as defined, termination of employment due to the Company’s breach of specified employment conditions (good reason termination), death, disability or retirement at a specified age. Such severance/retirement benefit provisions survive the expiration of the agreement and include a fixed stated benefit of $350,000 for Mr. Badke and an additional deferred compensation benefit upon termination of employment in certain circumstances in the form of 6,561 shares of the Company’s common stock.

2018 Summary Compensation Table

The following table sets forth all compensation for the fiscal years ended September 30, 2018 and 2017 awarded to or earned by (i) the person serving as the Company’s Chief Executive Officer and Chief Financial Officer during its fiscal year ended September 30, 2018, and (ii) by each of the Company’s other executive officers whose total compensation exceeded $100,000 during such periods (collectively, our “named executive officers”).

Name and Principal Position	Year	Salary ($)		All Other Compensation ($)(1)	Total ($)
Saagar Govil Chief Executive Officer	2018	78,462	(2)	—	78,462

John M. Badke	2018	225,000		8,045	233,045
Chief Operating Officer and Chief Financial Officer	2017	225,000		7,974	232,974

(1)	Represents automobile expense paid by the Company.

(2)	Mr. Govil was appointed as Chief Executive Officer on March 23, 2018.

Outstanding Equity Awards at Fiscal 2018 Year-End

The following table sets forth information with respect to the outstanding equity awards of the named executive officers as of September 30, 2018.

Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date
John M. Badke	8,000	(1)	—	(1)	$5.00	11/5/2018
Chief Operating Officer and Chief Financial	7,000	(1)	—	(1)	$4.06	10/15/2020
Officer	6,500	(1)	—	(1)	$3.31	10/25/2021
	10,000	(1)	—	(1)	$2.62	12/4/2022
	10,500	(2)	3,500	(2)	$1.48	6/9/2025

(1)	Options vest over a five year period in five equal annual installments beginning on the first anniversary of the grant date. Options expire after the tenth anniversary of the grant date.

(2)	Options vest over a four year period in four equal annual installments beginning on the first anniversary of the grant date. Options expire after the tenth anniversary of the grant date.

Fiscal 2018 Directors’ Compensation

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended September 30, 2018. On March 23, 2018, Julian A. Tiedemann resigned as a director of the Company and was replaced by Aron Govil. On August 24, 2018, Arthur D. Roche retired from the Company’s Board of Directors.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Aron Govil	26,250	26,250
Arthur D. Roche	47,000	47,000
Julian A. Tiedemann	29,000	29,000
Steven E. Walin	45,000	45,000
Warren J. White	45,000	45,000

Directors’ Compensation and Term

During fiscal 2018, non-employee directors were compensated at the rate of $35,000 per year retainer and $1,000 per committee meeting attended in person or by teleconference, with the non-executive Chairman of the Board receiving an additional annual retainer of $15,000. Also, the Chairman of the Audit Committee received an additional annual retainer of $8,000 and the Chairperson of each of the Compensation and Nominating and Governance Committees received an additional annual retainer of $6,000. Employee directors are not compensated for Board or committee meetings. Effective September 2018, non-employee directors are compensated at the rate of $24,000 per year retainer with no additional fees paid for attendance at meetings or chairing of committees. Directors may not stand for reelection after age 70, except that any director may serve additional three-year terms after age 70 with the unanimous consent of the Board of Directors.

EQUITY COMPENSATION PLAN INFORMATION

at September 30, 2018

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	284,942		$3.36	330,848	(2)

Equity compensation plans not approved by security holders	29,061	(1)	$1.06	—

Total	314,003		$3.15	330,848

(1) Consists of: (i) 22,500 shares subject to stock options and stock appreciation rights assumed by the Company in connection with the IQinVision merger; and (ii) 6,561 shares of common stock issuable to a certain officer under a deferred compensation benefit arrangement upon retirement and other termination of employment events.

(2) Represents awards available for issuance under the Company’s Stock Incentive Plans.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of January 7, 2019, based on information furnished by the persons named below, obtained by the Company from its transfer agent or obtained from filings made by the persons named below with the SEC, with respect to the beneficial ownership of shares of common stock by (i) each person known by the Company to be the beneficial owner of more than 5% of its outstanding shares of common stock, (ii) each director and named executive officer of the Company and (iii) all directors and executive officers of the Company as a group.

Name and Address Of Beneficial Owner	Number of Shares Beneficially Owned (1)		% of Class

Cemtrex, Inc. and Aron Govil 19 Engineers Lane Farmingdale, NY 11735	8,784,824	(2)	46.1%

Gordian, Inc. and Gregory A. Bone 424 Peachtree Lane Paso Robles, CA 93446	1,382,111	(3)	7.9%

John M. Badke	78,846	(4)	*
Steven E. Walin	7,500	(5)	*
Warren J. White	7,500	(5)	*
Total all Executive Officers and Directors as a Group (8 persons)	259,776	(6)	1.5%

* Less than 1%

(1)	All information was determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and based on 17,552,623 shares of common stock outstanding on January 7, 2019. Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power over the shares of stock owned.

(2)	Includes 1,500,000 shares issuable upon exercise of warrants. All shares and warrants are owned directly by Cemtrex, Inc. As the controlling stockholder and Executive Director of Cemtrex, Aron Govil may be deemed to beneficially own such shares and warrants.

(3)	Includes 1,306,350 shares held by Gordian, Inc. and 75,761 shares held by Gregory A. Bone. Mr. Bone is the President, a director and the principal shareholder of Gordian, Inc. and therefore may be deemed to beneficially own the securities held by Gordian, Inc.

(4)	Includes currently exercisable options to purchase 34,000 shares.

(5)	Includes currently exercisable options to purchase 7,500 shares.

(6)	Includes currently exercisable options to purchase 133,500 shares.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On August 8, 2018, the Company entered into a Research and Development Services Agreement (the “Agreement”) with Cemtrex, Inc. (“Cemtrex”) to provide the Company with outsourced software development services. The Company is transitioning its principal Israeli based software development activities to Cemtrex’s India based services group, which has now assumed principal software coding and test responsibilities for the Company. The outsourcing of these activities is expected to materially reduce the Company’s software development costs and provide development efficiencies, which should help expedite its software roadmap. The terms of the Agreement, among other things, set forth the scope of services, consideration, developed technology ownership, non-disclosure and safeguard of the Company’s software code. During fiscal 2018, Cemtrex billed the Company a total of $356,066 in connection with software development activities. Cemtrex beneficially owns 46% of the Company’s common stock. In addition, the Chief Executive Officer of Cemtrex serves as the Chief Executive Officer of the Company, and the principal shareholder of Cemtrex, who serves as a director of Cemtrex, also serves as a director of the Company.

To date, the Company has not adopted a formal written policy with respect to related party transactions. However, an informal unwritten policy has been in place whereby all such related-party transactions are reported to, and approved by, the full Board of Directors (other than any interested director).

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

In September 2018, the Company appointed Wei, Wei & Co., LLP to replace BDO USA, LLP as the Company’s principal independent registered public accounting firm to perform the audit of its fiscal year ended September 30, 2018 financial statements. The following table details: the aggregate fees billed by Wei, Wei & Co., LLP and BDO USA, LLP for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the financial statements included in the Company’s quarterly reports on Form 10-Q; the aggregate fees billed by BDO USA, LLP for audit related matters and; the aggregate fees billed by BDO USA, LLP for tax compliance, tax advice and tax planning during fiscal years ended September 30, 2018 and 2017:

	2018	2017
Audit fees	$252,000	$295,000
Audit related fees	—	—
Tax fees	25,000	49,000
Totals	$277,000	$344,000

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

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

Included in Part IV, Item 15:

Reports of Independent Registered Public Accounting Firms

Financial Statements:

Consolidated Statements of Operations, years ended September 30, 2018 and 2017

Consolidated Statements of Comprehensive Loss, years ended September 30, 2018 and 2017

Consolidated Balance Sheets at September 30, 2018 and 2017

Consolidated Statements of Shareholders’ (Deficit) Equity, years ended September 30, 2018 and 2017

Consolidated Statements of Cash Flows, years ended September 30, 2018 and 2017

Notes to Consolidated Financial Statements, years ended September 30, 2018 and 2017

(a) (2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not required under the related instructions or are not applicable or are included in the financial statements and notes thereto included in this Form 10-K.

(a)(3) Exhibits

Number	Description

2.1	Agreement and Plan of Merger and Reorganization dated March 28, 2014 by and among the Registrant, VI Merger Sub Inc. and IQinVision, Inc. (Incorporated by reference to the Current Report on Form 8-K dated March 31, 2014)

3.1	Articles of Incorporation (Incorporated by reference to the 1985 Annual Report on Form 10-K; Form S-2 filed in Registration Statement No. 33-10435 and Exhibit A, B and C of the 1987 Proxy Statement)

3.2	Amendment of the Certificate of Incorporation dated May 7, 2002 (Incorporated by reference to the 2002 Annual Report on Form 10-K)

3.3	Amendment of the Certificate of Incorporation dated November 20, 2018

3.4	By-Laws of the Company, as amended (Incorporated by reference to the Registration Statement on Form S-1 dated August 7, 2017)

4.1	Warrant to purchase 1,500,000 shares of Common Stock of Vicon Industries, Inc. issued to NIL Funding Corporation dated as of April 20, 2017 (Incorporated by reference to the Current Report on Form 8-K dated April 20, 2017)

4.2	Amendment to Warrant to purchase 1,500,000 shares of Common Stock of Vicon Industries, Inc. issued to NIL Funding Corporation dated as of July 27, 2017 (Incorporated by reference to the Current Report on Form 8-K dated July 27, 2017)

10.1	Employment and Deferred Compensation Agreement dated January 1, 2006 between the Registrant and John M. Badke (Incorporated by reference to the Current Report on Form 8-K dated March 6, 2006)

10.2	Amendment 1 to the Employment and Deferred Compensation Agreement dated November 13, 2006 between the Registrant and John M. Badke (Incorporated by reference to the Current Report on Form 8-K dated November 16, 2006)

10.3	Employment Agreement dated August 7, 2006 between the Registrant and Bret M. McGowan (Incorporated by reference to the 2006 Annual Report on Form 10-K)

10.4	2007 Stock Incentive Plan (Incorporated by reference to the Proxy Statement filed on April 27, 2007)

10.5	Credit Agreement between the Registrant and NIL Funding Corporation, dated as of March, 4, 2016 (Incorporated by reference to the Current Report on Form 8-K dated March 4, 2016)

10.6	Security Agreement by the Registrant in favor of NIL Funding Corporation, dated as of March 4, 2016 (Incorporated by reference to the Current Report on Form 8-K dated March 4, 2016)

10.7	Amended and Restated Credit Agreement between the Registrant and NIL Funding Corporation, dated as of August 18, 2016 (Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended June 30, 2016)

10.8	Amended and Restated Revolving Line of Credit Note (Facility A) between the Registrant and NIL Funding Corporation, dated as of August 18, 2016 (Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended June 30, 2016)

10.9	Revolving Line of Credit Note (Facility B) between the Registrant and NIL Funding Corporation, dated as of August 18, 2016 (Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended June 30, 2016)

10.10	Second Amended and Restated Credit Agreement between the Registrant and NIL Funding Corporation, dated as of April 20, 2017 (Incorporated by reference to the Current Report on Form 8-K dated April 20, 2017)

10.11	Amended and Restated Revolving Line of Credit Note (Facility A) between the Company and NIL Funding Corporation, dated as of April 20, 2017 (Incorporated by reference to the Current Report on Form 8-K dated April 20, 2017)

10.12	Amended and Restated Revolving Line of Credit Note (Facility B) between the Company and NIL Funding Corporation, dated as of April 20, 2017 (Incorporated by reference to the Current Report on Form 8-K dated April 20, 2017)

10.13	Investment Agreement between the Company and NIL Funding Corporation, dated as of July 27, 2017 (Incorporated by reference to the Current Report on Form 8-K dated July 27, 2017)

10.14	First Amendment to Second Amended and Restated Credit Agreement with Consent of Guarantor by and among Vicon Industries, Inc., NIL Funding Corporation and IQinVision, Inc., dated as of July 27, 2018 (Incorporated by reference to the Current Report on Form 8-K dated July 27, 2018)

10.15	Term Loan Agreement between the Company and NIL Funding Corporation, dated as of September 21, 2018 (Incorporated by reference to the Current Report on Form 8-K dated September 21, 2018)

10.16	Security Agreement by Vicon Industries, Inc. in favor of NIL Funding Corporation, dated as of September 21, 2018 (Incorporated by reference to the Current Report on Form 8-K dated September 21, 2018)

10.17	Security Agreement by Vicon Systems Ltd. in favor of NIL Funding Corporation, dated as of September 21, 2018 (Incorporated by reference to the Current Report on Form 8-K dated September 21, 2018)

10.18	Promissory Note (Facility A) between the Company and NIL Funding Corporation, dated as of September 21, 2018 (Incorporated by reference to the Current Report on Form 8-K dated September 21, 2018)

10.19	Promissory Note (Facility B) between the Company and NIL Funding Corporation, dated as of September 21, 2018 (Incorporated by reference to the Current Report on Form 8-K dated September 21, 2018)

21	Subsidiaries of the Registrant (Incorporated by reference to the Notes to the Consolidated Financial Statements)

23.1	Consent of BDO USA, LLP

23.2	Consent of Wei, Wei & Co., LLP

Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Vicon Industries, Inc.

We have audited the accompanying consolidated balance sheet of Vicon Industries, Inc. as of September 30, 2017 and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vicon Industries, Inc. at September 30, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 11, the Company has incurred losses from operations and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Melville, New York

December 29, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Vicon Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Vicon Industries, Inc. and subsidiaries (the “Company”) as of September 30, 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ (deficit) equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Other Matter – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 11, the Company has incurred losses from operations and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Wei, Wei & Co., LLP
We have served as the Company’s auditor since 2018.
New York, New York
January 11, 2019

VICON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended September 30, 2018 and 2017

	2018	2017
Net sales	$27,733,367	$26,651,631
Cost of sales	16,528,894	16,499,372
Gross profit	11,204,473	10,152,259
Operating expenses:
Selling, general and administrative expense	11,783,376	11,135,545
Engineering and development expense	4,145,318	4,811,465
Intangible asset writedown	—	838,500
	15,928,694	16,785,510
Operating loss	(4,724,221)	(6,633,251)
Other income (expense):
Interest expense	(687,016)	(379,767)
Interest income	2,090	1,438
Loss before income taxes	(5,409,147)	(7,011,580)
Income tax expense	—	—
Net loss	$(5,409,147)	$(7,011,580)
Loss per share:
Basic	$(.32)	$(.75)
Diluted	$(.32)	$(.75)

See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years Ended September 30, 2018 and 2017

	2018	2017
Net loss	$(5,409,147)	$(7,011,580)
Other comprehensive income (loss):
Unrealized loss on securities	(508)	(424)
Foreign currency translation adjustment	(67,194)	373,225
Other comprehensive income (loss)	(67,702)	372,801
Comprehensive loss	$(5,476,849)	$(6,638,779)

See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2018 and 2017

	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$1,957,744	$2,253,952
Marketable securities	13,440	13,555
Accounts receivable (less allowance of $723,000 in 2018 and $946,000 in 2017)	3,915,108	4,349,733
Inventories:
Parts, components and materials	482,063	783,553
Work-in-process	471,248	985,934
Finished products	4,364,281	4,780,514
	5,317,592	6,550,001
Prepaid expenses and other current assets	467,384	782,128
Total current assets	11,671,268	13,949,369
Property, plant and equipment:
Leasehold improvements	165,198	195,950
Machinery, equipment and vehicles	5,954,328	5,842,970
Property, plant and equipment	6,119,526	6,038,920
Less accumulated depreciation and amortization	5,863,795	5,637,222
Property, plant and equipment, net	255,731	401,698
Other assets	500,972	1,116,583
TOTAL ASSETS	$12,427,971	$15,467,650

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Current maturity of long-term debt	$150,000	$—
Accounts payable	2,748,614	3,138,057
Accrued compensation and employee benefits	1,190,061	1,629,175
Accrued expenses	899,136	1,169,392
Unearned revenue	415,375	500,878
Total current liabilities	5,403,186	6,437,502
Borrowings under term loan	5,450,000	—
Revolving credit borrowings	—	4,950,000
Unearned revenue-non current	346,820	139,601
Other long-term liabilities	1,253,613	1,570,861
Total liabilities	12,453,619	13,097,964
Commitments and contingencies - Note 7
Shareholders’ (deficit) equity:
Common stock, par value $.01 per share authorized - 25,000,000 shares issued - 18,249,062 and 10,044,827 shares	182,491	100,448
Capital in excess of par value	43,998,942	40,999,470
Accumulated deficit	(40,545,686)	(35,136,539)
Treasury stock at cost, 696,439 shares in 2018 and 2017	(3,437,643)	(3,437,643)
Accumulated other comprehensive loss	(223,752)	(156,050)
Total shareholders’ (deficit) equity	(25,648)	2,369,686
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$12,427,971	$15,467,650

See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

Years Ended September 30, 2018 and 2017

	Shares	Common Stock	Capital in excess of par value	Accumulated deficit	Treasury Stock	Accumulated other compre-hensive income (loss)	Total share- holders’ (deficit) equity
September 30, 2016	10,044,827	$100,448	$40,517,919	$(28,124,959)	$(3,437,643)	$(528,851)	$8,526,914
Net loss	—	—	—	(7,011,580)	—	—	(7,011,580)
Foreign currency translation adjustment	—	—	—	—	—	373,225	373,225
Unrealized loss on marketable securities	—	—	—	—	—	(424)	(424)
Issuance of warrants	—	—	438,000	—	—	—	438,000
Stock-based compensation	—	—	42,071	—	—	—	42,071
Deferred compensation amortization	—	—	1,480	—	—	—	1,480
September 30, 2017	10,044,827	100,448	40,999,470	(35,136,539)	(3,437,643)	(156,050)	2,369,686

Net loss	—	—	—	(5,409,147)	—	—	(5,409,147)
Foreign currency translation adjustment	—	—	—	—	—	(67,194)	(67,194)
Unrealized loss on marketable securities	—	—	—	—	—	(508)	(508)
Shares issued in connection with rights offering	8,204,235	82,043	2,974,938	—	—	—	3,056,981
Stock-based compensation	—	—	23,053	—	—	—	23,053
Deferred compensation amortization	—	—	1,481	—	—	—	1,481
September 30, 2018	18,249,062	$182,491	$43,998,942	$(40,545,686)	$(3,437,643)	$(223,752)	$(25,648)

See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended September 30, 2018 and 2017

	2018	2017
Cash flows from operating activities:
Net loss	$(5,409,147)	$(7,011,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Intangible asset impairment	—	838,500
Depreciation and amortization	197,555	528,596
Amortization of deferred warrant expense	230,806	99,216
Stock compensation expense	23,053	42,071
Change in assets and liabilities, net of acquisition:
Accounts receivable, net	410,337	1,820,642
Inventories	1,207,800	496,078
Prepaid expenses and other current assets	309,773	(202,892)
Other assets	384,805	(15,935)
Accounts payable	(358,058)	555,832
Accrued compensation and employee benefits	(437,256)	(74,723)
Accrued expenses	(267,234)	(304,136)
Unearned revenue	121,716	86,964
Other liabilities	(315,132)	46,382
Net cash used in operating activities	(3,900,982)	(3,094,985)

Cash flows from investing activities:
Net increase in marketable securities	(393)	(434)
Capital expenditures	(51,566)	(138,443)
Net cash used in investing activities	(51,959)	(138,877)

Cash flows from financing activities:
Revolving credit borrowings	650,000	3,200,000
Net proceeds from rights offering and investment agreement	3,056,981	—
Net cash provided by financing activities	3,706,981	3,200,000

Effect of exchange rate changes on cash	(50,248)	333,392
Net (decrease) increase in cash	(296,208)	299,530
Cash and cash equivalents at beginning of year	2,253,952	1,954,422
Cash and cash equivalents at end of year	$1,957,744	$2,253,952

Cash paid during the fiscal year for:
Income taxes	$—	$21,751
Interest	$411,624	$231,113
Non-cash investing and financing activities:
Warrants issued	$—	$438,000

See accompanying notes to consolidated financial statements.

VICON INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2018 and 2017

NOTE 1. Summary of Significant Accounting Policies

Nature of Business

The Company designs, assembles and markets video management and access control systems and system components for use in security, surveillance, safety and control purposes by end users. The Company markets its products worldwide primarily to installing dealers, systems integrators, government entities and distributors.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of Vicon Industries, Inc. (the Company) and its wholly owned subsidiaries: IQinVision, Inc., Vicon Industries Limited and subsidiary (Vicon Deutschland GmbH) and TeleSite U.S.A., Inc. and subsidiary (Vicon Systems Ltd.). All significant intercompany accounts and transactions have been eliminated in consolidation. See Note 11.

Revenue Recognition

Revenue is generally recognized when products are sold and title is passed to the customer. Advance service billings are deferred and recognized as revenues on a pro rata basis over the term of the service agreement. Pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605-25-05, the Company evaluates multiple-element revenue arrangements for separate units of accounting, and follows appropriate revenue recognition policies for each separate unit. Elements are considered separate units of accounting provided that (i) the delivered item has stand-alone value to the customer, (ii) there is objective and reliable evidence of the fair value of the delivered and undelivered items, and (iii) if a general right of return exists relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially within the control of the Company. As applied to the Company, under arrangements involving the sale of product and the provision of services, product sales are recognized as revenue when the products are sold and title is passed to the customer, and service revenue is recognized as services are performed.

For products that include software and for separate licenses of the Company’s software products, the Company recognizes revenue in accordance with the provisions of FASB Accounting Standards Update (ASU) 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). ASU 2009-13 provides revenue recognition guidance for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable in the arrangement based on the fair value of the elements. The fair value for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. BESP must be determined in a manner that is consistent with that used to determine the price to sell the specific elements on a standalone basis.

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit and amounts invested in highly liquid money market funds.

Marketable Securities

At September 30, 2018, marketable securities consisted of mutual fund investments principally in federal, state and local government debt securities of $13,440. Such mutual fund investments are stated at market value based on quoted market prices (Level 1 inputs) and are classified as available-for-sale under ASC 320, with cumulative unrealized gains and losses reported in accumulated other comprehensive loss as a component of shareholders’ equity. The cost of such securities was $14,507 and $14,114 at September 30, 2018 and 2017, respectively, with $(1,067) and $(559) of cumulative unrealized losses, net of tax where applicable, included in the carrying amounts at September 30, 2018 and 2017, respectively.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required.

Inventories

Inventories are valued at the lower of cost (on a moving average basis which approximates a first-in, first-out method) or net realizable value. When it is determined that a product or product line will be sold below carrying cost, affected on hand inventories are written down to their estimated net realizable values.

Long-Lived Assets and Intangible Assets

Long-lived assets include reported property, plant, and equipment. The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

Property, plant, and equipment are recorded at cost and are being depreciated over periods ranging from 2 to 10 years. Depreciation and amortization expense of property, plant and equipment was $196,075 and $259,116 for the years ended September 30, 2018 and 2017.

In fiscal 2017, the Company recorded an $838,500 writeoff of remaining IQinVision merger intangible assets.

Engineering and Development

Product engineering and development costs are charged to expense as incurred, and amounted to $4,145,318 and $4,811,465 in fiscal 2018 and 2017, respectively. The Company evaluates the establishment of technological feasibility of its software in accordance with ASC 985 (“Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”). The Company has determined that technological feasibility for its new products is reached shortly before products are released for field testing. Costs incurred after technological feasibility has been established have not been material and are expensed as incurred.

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

Foreign Currency Translation

The Company translates the financial statements of its foreign subsidiaries by applying the current rate method under which assets and liabilities are translated at the exchange rate on the balance sheet date, while revenues, costs, and expenses are translated at the average exchange rate for the reporting period. The resulting cumulative translation adjustment of $(222,685) and $(155,491) at September 30, 2018 and 2017, respectively, is recorded as a component of shareholders’ equity in accumulated other comprehensive loss.

Income Taxes

The Company accounts for income taxes under the provisions of ASC 740 (“Accounting for Income Taxes”), which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred U.S. income taxes are not provided on undistributed earnings of foreign subsidiaries as the Company presently intends to reinvest such earnings indefinitely, and any plan to repatriate any of such earnings in the future is not expected to result in a material incremental tax liability to the Company. The Company provides for a valuation allowance against its entire net deferred tax asset balance due to the uncertainty of future realization (see Note 2 for further discussion).

On December 22, 2017, new tax legislation came into effect. The provisions are generally effective for years beginning on or after January 1, 2018. The most impactful item to the Company in the new law is the change in tax rate from 34% to 21%. This reduced the gross US deferred tax assets prior to existing full valuation allowance from an effective rate of 38% to an effective rate of 25.75%. Given the full valuation allowance, the change did not have a significant impact on the financial statements. In addition, the new legislation requires the payment of transition tax regarding prior earnings of foreign subsidiaries. Due to losses of the Company’s foreign subsidiaries, there is no transition tax due.

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

Changes in the Company’s warranty liability (included in accrued expenses) for the fiscal years ended September 30, 2018 and 2017 were as follows:

	2018	2017
Balance at beginning of year	$431,000	$681,000
Provision for warranties	139,000	124,000
Expenses incurred	(216,000)	(374,000)
Balance at end of year	$354,000	$431,000

Fair Value of Financial Instruments

The majority of the Company’s non-financial assets and liabilities are not required to be carried at fair value on a recurring basis, but the Company is required on a non-recurring basis to use fair value measurements when analyzing asset impairment as it relates to long-lived assets. The carrying amounts for trade accounts receivable, other receivables, accounts payable and revolving credit borrowings approximate fair value due to either the short-term maturity of these instruments or the fact that the interest rate of the revolving credit borrowings is based upon current market rates.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Accounting for Stock-Based Compensation

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share based payments to employees, including stock options, stock appreciation rights (SARs) and common stock share awards, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period. For the years ended September 30, 2018 and 2017, the Company recorded non-cash compensation expense of $23,053 ($.00 per basic and diluted share) and $42,071 ($.00 per basic and diluted share), respectively, relating to stock-based compensation.

No options were granted during the fiscal years ended September 30, 2018 and 2017. The fair value for options granted was determined at the date of grant using a Black-Scholes valuation model and the straight-line attribution approach using the following weighted average assumptions:

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options and SARs have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and SARs.

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

NOTE 2. Income Taxes

No income tax benefit was recognized on losses reported for the years presented due to uncertainty of realization. In fiscal 2011, the Company began providing a full valuation allowance against its net deferred tax assets due to the uncertainty of future realization and, thus, no tax benefit has been recognized on subsequent reported pretax losses.

A reconciliation of the U.S. statutory tax rate to the Company’s effective tax rate follows:

	2018		2017
	Amount	Percent	Amount	Percent
U.S. statutory tax	$(1,325,000)	(24.5)%	$(2,384,000)	(34.0)%
(Decrease) increase in valuation allowance	(3,030,000)	(56.0)	2,280,000	32.5
Impact of federal rate change on deferred tax balances	4,410,000	81.5	—	—
Foreign tax rate differences	72,000	1.3	238,000	3.4
Permanent differences	16,000	0.3	18,000	0.3
State tax, net of federal benefit	(110,000)	(2.0)	(126,000)	(1.8)
Other, net	(33,000)	(0.6)	(26,000)	(0.4)
Effective tax rate	$—	—%	$—	—%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at September 30, 2018 and 2017 are presented below:

	2018	2017
Deferred tax assets:
Inventories	$1,029,000	$1,543,000
Accrued compensation	348,000	539,000
Warranty accrual	79,000	150,000
Depreciation	61,000	100,000
Allowance for doubtful accounts receivable	149,000	320,000
Unearned revenue	183,000	237,000
U.S. net operating loss carryforwards	7,349,000	8,794,000
Foreign net operating loss carryforwards	2,277,000	1,916,000
Tax credits	989,000	989,000
Other	1,011,000	1,181,000
Gross deferred tax assets	13,475,000	15,769,000
Deferred tax liabilities:
Other	38,000	64,000
Gross deferred tax liabilities	38,000	64,000
Total deferred tax assets and liabilities	13,437,000	15,705,000
Less valuation allowance	(13,437,000)	(15,705,000)
Net deferred tax assets and liabilities	$—	$—

Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which a tax benefit has been recorded in the income statement. As of September 30, 2018, there were no undistributed earnings of foreign subsidiaries.

The Company provides for a valuation allowance against its net deferred tax assets due to the uncertainty of future realization. The full valuation allowance is determined to be appropriate due to the Company’s continuing operating losses since fiscal year 2010 and the inherent uncertainties of predicting future operating results in periods over which such net tax differences become deductible.

Pretax domestic loss amounted to approximately $(3,604,000) and ($5,309,000) in fiscal years 2018 and 2017, respectively. Pretax foreign loss amounted to approximately ($1,805,000) and ($1,703,000) in fiscal years 2018 and 2017, respectively. The Company has U.S. and foreign net operating loss carryforwards (NOLs) of approximately $28.7 million and $10.5 million, respectively, available to offset future taxable income. Such NOLs can be carried forward over periods through September 30, 2038 in the U.S. and indefinitely in foreign jurisdictions. On August 29, 2014, the Company merged with IQinVision, Inc. In connection with this merger, the Company’s ability to utilize pre-merger net operating losses and tax credit carryforwards in the future is subject to certain limitations pursuant to Section 382 of the Internal Revenue Code. On November 7, 2017 the Company completed a rights offering that could further limit its ability to utilize prior net operating losses and tax credit carryforwards in the future pursuant to Section 382 of the Internal Revenue Code. This did not materially impact the balance sheet or statement of operations as the net deferred tax asset has a full valuation allowance.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code and established new tax laws that affect 2018 and after, including a reduction in the U.S. federal corporate income tax rate from 34% to 21%. In addition, net operating losses generated subsequent to the Tax Act can only be used to offset 80% of taxable income with an indefinite carryforward period for unused carryforwards.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. This guidance did not have a material impact on the Company’s operating results or financial condition.

The Company follows the provisions of ASC 740 as it relates to uncertain tax positions. Unrecognized tax benefits activity for the years ended September 30, 2018 and 2017 is summarized below:

	2018	2017
Beginning balance	$45,000	$45,000
Additions (reductions) based on tax positions related to prior years	—	—
Additions (reductions) based on tax positions related to the current year	—	—
Ending balance	$45,000	$45,000

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. At September 30, 2018 and 2017, there was no accrued net interest and penalties related to tax positions taken or to be taken on the Company’s tax returns and recorded as part of the reserves for uncertain tax positions. The Company files U.S. Federal and State income tax returns and foreign tax returns in the United Kingdom, Germany and Israel. The Company is generally no longer subject to tax examinations for fiscal years prior to 2015 in the U.S. and 2012 in the U.K., Germany and Israel.

NOTE 3. Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss balances at September 30, 2018 and 2017 consisted of the following:

	2018	2017
Foreign currency translation adjustment	$(222,685)	$(155,491)
Unrealized loss on marketable securities	(1,067)	(559)
Accumulated other comprehensive loss	$(223,752)	$(156,050)

NOTE 4. Segment and Geographic Information

The Company operates in one business segment which encompasses the design, assembly and marketing of video management and access control systems and system components for the electronic protection segment of the security industry. Its U.S. based operations consist of Vicon Industries, Inc., the Company’s corporate headquarters and principal operating entity. Its Europe-based operation consists of Vicon Industries Limited, which markets and distributes the Company’s products principally within Europe and the Middle East.

Net sales and long-lived assets related to operations in the United States and other foreign countries for the fiscal years ended September 30, 2018 and 2017 are as follows:

	2018	2017
Net sales
U.S.	$23,048,392	$21,698,526
Foreign	4,684,975	4,953,105
Total	$27,733,367	$26,651,631
Long-lived assets
U.S.	$154,218	$271,258
Foreign	101,513	130,440
Total	$255,731	$401,698

U.S. sales include $3,384,619 and $3,333,429 for export in fiscal years 2018 and 2017, respectively. Foreign sales principally represent sales from the Company’s Europe based subsidiaries.

NOTE 5. Long-Term Equity Incentive Plans

The Company maintains stock incentive plans that provide for the grant of incentive and non-qualified options, stock appreciation rights (“SARs”) and common stock awards covering a total of 644,851 shares of common stock reserved for issuance to key employees, including officers and directors, as of September 30, 2018. All options and SARs are issued at fair market value at the grant date and are exercisable in varying installments according to the plans. SARs provide the holder the right to receive, upon exercise, the excess of the exercise date fair market value over the grant date fair market value of a share of the Company’s common stock in the form of equivalent shares of common stock at market value, cash or a combination of both. The plans allow for the payment of option exercises through the surrender of previously owned mature shares based on the fair market value of such shares at the date of surrender. Such surrendering of mature shares by holders results in an increase to treasury stock based on the stock price on date of surrender. There were 330,848 options and SARs available for grant under these plans at September 30, 2018.

Changes in outstanding stock options for the two years ended September 30, 2018 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at September 30, 2016	536,230	$3.31
Options granted	—	—
Options exercised	—	—
Options forfeited	(80,497)	2.86
Outstanding at September 30, 2017	455,733	3.39
Options granted	—	—
Options exercised	—	—
Options forfeited	(148,291)	3.76
Outstanding at September 30, 2018	307,442	$3.19	3.2	$—
Exercisable at September 30, 2018	295,192	$3.26	3.0	$—

As of September 30, 2018, there was $13,404 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted-average period of 0.5 years.

Changes in outstanding SARs for the two years ended September 30, 2018 are as follows:

	Number of SARs	Weighted Average Base Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at September 30, 2016	80,796	$3.08
SARs granted	—	—
SARs exercised	—	—
SARs forfeited	—	—
Outstanding at September 30, 2017	80,796	$3.08
SARs granted	—	—
SARs exercised	—	—
SARs forfeited	(80,796)	$3.08
Outstanding at September 30, 2018	—	—	0.0	—
Exercisable at September 30, 2018	—	—	0.0	—

As of September 30, 2018, there were no SARs outstanding and no unrecognized compensation cost related to nonvested SARs.

NOTE 6. Loss Per Share

The following table provides the components of the basic and diluted loss per share (EPS) computations:

	2018	2017
Basic EPS Computation
Net loss	$(5,409,147)	$(7,011,580)
Weighted average shares outstanding	16,700,413	9,348,388
Basic loss per share	$(.32)	$(.75)

Diluted EPS Computation
Net loss	$(5,409,147)	$(7,011,580)
Weighted average shares outstanding	16,700,413	9,348,388
Stock options	—	—
Stock compensation arrangements	—	—
Diluted shares outstanding	16,700,413	9,348,388
Diluted loss per share	$(.32)	$(.75)

For fiscal years 2018 and 2017, all outstanding stock options, warrants and shares issuable under stock compensation arrangements totaling 1,814,003 and 2,043,090 shares, respectively, have been omitted from the calculation of diluted EPS as their effect would have been antidilutive. The actual effect of these stock options and shares, if any, on the diluted earnings per share calculation will vary significantly depending on fluctuations in the market price of the Company’s stock.

NOTE 7. Commitments and Contingencies

The Company leases vehicles and occupies certain facilities under operating leases that expire at various dates through 2021. The leases, which cover periods from three to eight years, generally provide for renewal options at specified rental amounts. The aggregate operating lease commitment at September 30, 2018 was $893,000 with minimum rentals for the fiscal years shown as follows: 2019 - $655,000; 2020 - $181,000; and 2021 - $57,000. Rent expense for fiscal 2018 and 2017 was approximately $626,183 and $696,114, respectively.

The Company is a party to employment agreements with certain of its officers that provide for, among other things, the payment of compensation if there is a change in control without Board of Director approval (as defined in the agreements). The contingent liability under such change in control provisions at September 30, 2018 would have been approximately $1.7 million. Certain of the Company’s employment agreements with its officers provide for a severance/retirement benefit upon certain occurrences or at a specified date of retirement, absent a change in control, aggregating $1.0 million at September 30, 2018. The Company is amortizing such obligation to expense on the straight-line method through the specified dates of retirement. Such expense amounted to approximately $38,000 and $38,000 in fiscal 2018 and 2017, respectively.

The Company has an agreement with an officer to provide a deferred compensation benefit in the form of 6,561 shares of common stock. Such shares vest upon retirement or earlier under certain occurrences including death, involuntary termination or a change in control of the Company. The market value of such shares approximated $20,000 at the date of grant, which is being amortized on the straight-line method through the specified date of retirement. The unamortized expense of approximately $1,000 will be recognized during fiscal 2019.

NOTE 8. Credit and Term Loan Agreements

On March 4, 2016, the Company entered into a Credit Agreement (the “Agreement”) with NIL Funding Corporation to provide a $3 million revolving line of credit for working capital purposes, which was subsequently amended and restated on two occasions as described below. The Agreement provided for a borrowing formula based upon eligible accounts receivable and was secured by a first priority security interest in substantially all of the Company’s assets. Borrowings under the Agreement bore interest at a rate of 6.75% per annum. The Agreement also provided for an unused commitment fee equal to .5% per annum. The Agreement included provisions that are customarily found in similar financing agreements.

On August 18, 2016, the Company entered into an Amended and Restated Credit Agreement (the “Amended Agreement”) with NIL Funding Corporation which increased the $3 million revolving line of credit to $6 million. Under the Amended Agreement, the facility was to mature on October 2, 2018 and consisted of two credit lines of $4 million and $2 million which bore interest at rates of 6.95% per annum and 8.25% per annum, respectively. The $4 million line of credit was subject to a borrowing formula based upon eligible accounts receivable. The Amended Agreement also provided for an initial commitment fee of $60,000, which was paid at closing, as well as an unused commitment fee equal to .5% per annum. The Amended Agreement included a financial covenant that required the Company to maintain a specified minimum tangible net worth, as defined, and was otherwise substantially similar to the original Agreement with NIL Funding Corporation.

On April 20, 2017, the Company entered into the Second Amended and Restated Credit Agreement (the “Second Amended Agreement”) with NIL Funding Corporation, under which only $2 million of the $6 million facility was subject to a borrowing formula, effectively providing the Company with $2 million of additional borrowing availability. The Second Amended Agreement also extended the maturity date of the credit facility to April 2, 2019, and reduced the Company’s minimum tangible net worth requirement, but was otherwise substantially similar to the Amended Agreement.

In connection with the Second Amended Agreement, NIL Funding was issued a three-year warrant to purchase 1.5 million shares of the Company’s common stock at a price of $.40 per share. The fair value of the warrant at the date of issuance was $438,000, which is being amortized over the two-year remaining credit facility term from the date of issuance. At September 30, 2018 and 2017, there was approximately $108,000 and $339,000, respectively, of deferred warrant issuance costs included in other assets in the accompanying balance sheets.

The fair value for the warrants was determined at the date of issuance using the Black-Scholes valuation model and the straight-line attribution approach using the following weighted average assumptions (see Note 1 for further discussion of Black Scholes valuation method):

2017
Risk-free interest rate	1.4%
Dividend yield	0.0%
Volatility factor	125.6%
Weighted average expected life	3.0 years

Changes in outstanding warrants for the two years ended September 30, 2018 are as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at September 30, 2016	—	—
Warrants granted	1,500,000	$0.40
Warrants exercised	—	—
Warrants forfeited	—	—
Outstanding at September 30, 2017	1,500,000	—
Warrants granted	—	—
Warrants exercised	—	—
Warrants forfeited	—	—
Outstanding at September 30, 2018	1,500,000	$0.40	1.6	$—
Exercisable at September 30, 2018	1,500,000	$0.40	1.6	$—

At June 30, 2018, the Company was in violation of the minimum tangible net worth covenant under Section 4.9 of the Second Amended Agreement. On July 27, 2018, the Company entered into an amendment (the “Amendment”) to the Second Amended Agreement with NIL Funding Corporation, which Amendment provided that, among other things, (a) from June 12, 2018 until September 1, 2018, the minimum tangible net worth covenant contained in Section 4.9 of the Second Amended Agreement was of no force or effect, (b) from June 12, 2018 until September 2, 2018, the Company was not permitted to borrow any additional funds under the Second Amended Agreement, and (c) NIL Funding Corporation waived any Event of Default (as defined in the Credit Agreement) with respect to Section 4.9 of the Second Amended Agreement that may have occurred prior to June 12, 2018. The Company paid NIL Funding Corporation a fee of $29,000 in connection with the Amendment, which has been included in interest expense.

On September 21, 2018, the Company entered into a $5.6 million Term Loan Agreement (the “Term Loan Agreement”) with NIL Funding Corporation (“NIL”) to replace the $5.8 million outstanding balance on its existing revolving line of credit agreement with a term loan. Upon closing, $5.6 million of outstanding borrowings under its revolving credit agreement were converted to a term loan while the remaining $200,000 of outstanding borrowings were repaid to NIL. The Term Loan Agreement requires monthly payments of accrued interest beginning on October 1, 2018. In addition, the Term Loan Agreement requires equal monthly principal payments of $25,000, plus accrued interest, beginning on April 1, 2019 until the loan maturity date of March 30, 2020, at which point the full outstanding balance of the loan and accrued interest are due. As of September 30, 2018, outstanding borrowings under the Term Loan Agreement of $5.6 million are due in the fiscal years shown as follows: 2019 - $150,000; and 2020 - $5,450,000.

The Term Loan Agreement provides for a formula that limits outstanding indebtedness based upon eligible accounts receivable and is secured by a first priority security interest in substantially all of the Company’s assets. Borrowings under the Term Loan Agreement bear interest at a rate of 8.85% per annum. The Term Loan Agreement required additional fees and expenses of approximately $81,000, which was paid at closing, and includes provisions that are customarily found in similar financing agreements, including a financial covenant which requires the Company to maintain a minimum level of inventory and liquid assets as defined therein.

NOTE 9. Related Party Transactions

On August 8, 2018, the Company entered into a Research and Development Services Agreement (the “Agreement”) with Cemtrex, Inc. (“Cemtrex”) to provide the Company with outsourced software development services. The Company is transitioning its principal Israeli based software development activities to Cemtrex’s India based services group, which has now assumed principal software coding and test responsibilities for the Company. The outsourcing of these activities is expected to materially reduce the Company’s software development costs and provide development efficiencies, which should help expedite its software roadmap. The terms of the Agreement, among other things, set forth the scope of services, consideration, developed technology ownership, non-disclosure and safeguard of the Company’s software code. During fiscal 2018, Cemtrex billed the Company a total of $356,066 in connection with software development activities. Cemtrex beneficially owns 46% of the Company’s common stock. In addition, the Chief Executive Officer of Cemtrex serves as the Chief Executive Officer of the Company, and the principal shareholder of Cemtrex, who serves as a director of Cemtrex, also serves as a director of the Company.

Shezhen Infinova Limited (Infinova), a Chinese corporation which beneficially owned 5.8% of the outstanding shares of the Company’s common stock as of September 30, 2017, began serving as a contract manufacturer to the Company for certain of its products in fiscal 2016. The Company procured approximately $3.1 million of products from Infinova in fiscal 2017. Sales of Vicon products to Infinova were $18,000 in 2017. At September 30, 2017, the Company owed $690,000 to Infinova and Infinova owed $14,000 to the Company resulting from purchases and sales of products.

NOTE 10: Recent Accounting Pronouncements

In May 2014, the FASB issued guidance on revenue from contracts with customers. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved, in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. This guidance permits the use of either the retrospective or cumulative effect transition method and is effective for the Company beginning in fiscal 2019. The adoption of this guidance will not have a material effect on the Company’s operating results or financial position.

In February 2016, the FASB issued guidance on lease accounting requiring lessees to recognize a right-of-use asset and a lease liability for long-term leases. The liability will be equal to the present value of lease payments. The standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. This guidance must be applied using a modified retrospective transition approach to all annual and interim periods presented and is effective for the Company beginning on October 1, 2019. The Company is currently evaluating the effect of implementing this guidance.

In March 2016, the FASB issued guidance on simplifying several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance requires a mix of prospective, modified retrospective, and retrospective transition to all annual and interim periods presented and was effective for the Company beginning in fiscal 2018. The adoption of this guidance did not have a material effect on the Company’s operating results or financial position.

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

NOTE 11. Going Concern and Liquidity

The accompanying financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future and, thus, do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary if the Company is unable to continue as a going concern. However, the Company’s ability to continue as a going concern is dependent upon generating profitable operations in the future and obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company has incurred operating losses due to depressed revenue levels and ongoing strategic investments. Since 2012, the Company has made a significant investment in the development of a completely new, and strategically critical, video management system (VMS). The initial release of this product offering was launched in January 2017, and was followed up by important system enhancements released in July 2017, March 2018 and August 2018. The funding of this major development effort has contributed to the ongoing operating losses and depletion of cash reserves. Cash losses over the past several years have been financed by credit facility borrowings, the sale of the Company’s two principal operating facilities, ongoing management of working capital levels and, more recently, the Company’s rights offering and related backstop funding discussed in Note 12 to the financial statements. During the quarter ended September 30, 2018, the Company launched a series of restructuring initiatives, which management expects will substantially reduce operating expenses and help improve operating efficiencies. The full impact of these initiatives are not expected to be reflected in the Company’s financial statements until the onset of the quarter ending December 31, 2018.

At September 30, 2018, the Company had approximately $2.0 million of cash and it currently expects to draw on these cash reserves to finance its near term working capital needs while it implements its operating cost restructuring initiatives.

Notwithstanding the above ongoing restructuring plans, the Company will likely require additional financing over the next twelve months to implement its planned business objectives and strategies. Accordingly, and in light of the Company’s historic and continuing losses, there is substantial doubt about the Company’s ability to continue as a going concern.

NOTE 12. Rights Offering and Investment Agreement

On November 7, 2017, the Company completed a rights offering of common stock to its existing shareholders, whereby it raised approximately $282,000 of gross proceeds for the issuance of 704,235 shares of its common stock pursuant to subscription commitments. On November 8, 2017, following the closing of the rights offering, the Company issued 7,500,000 shares of its common stock to NIL Funding Corporation, the Company’s secured lender, for an aggregate purchase price of $3.0 million pursuant to an Investment Agreement between the Company and NIL Funding Corporation dated as of July 27, 2017. The net proceeds from the rights offering and Investment Agreement were used by the Company to pay down interest bearing borrowings under its Credit Agreement. In March 2018, Cemtrex, Inc. acquired NIL Funding’s remaining equity holdings in the Company of 7,284,824 shares of common stock along with 1,500,000 warrants held.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICON INDUSTRIES, INC.

By	/s/ Saagar Govil	By	/s/ John M. Badke
	Saagar Govil		John M. Badke
	Chairman and		Chief Operating Officer and
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

January 11, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

VICON INDUSTRIES, INC.

/s/ Saagar Govil		January 11, 2019
Saagar Govil	Chairman and CEO	Date

/s/ Aron Govil		January 11, 2019
Aron Govil	Director	Date

/s/ Steven E. Walin		January 11, 2019
Steven E. Walin	Director	Date

/s/ Warren J. White		January 11, 2019
Warren J. White	Director	Date

